Form 10-K
period 1993-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1994-03-31
CIK 99250

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7584

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     74-1079400
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)
     2800 POST OAK BLVD., P.O. BOX 1396,                          77251
                HOUSTON, TEXAS                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 439-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              NAME OF EXCHANGE ON WHICH EACH CLASS IS REGISTERED:
                            NEW YORK STOCK EXCHANGE

                              TITLE OF EACH CLASS:
                 CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE

                                         STATED VALUE
          SERIES                          PER SHARE
          ------                         ------------
          $6.65                             $100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE

                                (TITLE OF CLASS)

                             STATED VALUE                 STATED VALUE
SERIES                        PER SHARE       SERIES       PER SHARE
- ------                       ------------     ------      ------------
                                              $4.80           $100
$5.00                           $100          $8.75           $100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     All of the Registrant's Common Stock, par value $1.00 per share, is held by its parent, Transco Gas Company, which is a wholly owned subsidiary of Transco Energy Company.

     The number of shares of Common Stock, par value $1.00 per share, outstanding at December 31, 1993 was 100.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS.

                                    GENERAL

          Transcontinental Gas Pipe Line Corporation (TGPL) is a wholly owned subsidiary of Transco Gas Company (TGC) which in turn is wholly owned by Transco Energy Company (Transco). As used herein, the term Transco refers to Transco Energy Company together with its wholly owned subsidiary companies unless its context otherwise requires.

          The principal business of TGPL is the transportation of natural gas. TGPL's main gas transmission system extends from the Gulf Coast gas supply areas to the New York City area. TGPL has an aggregate peak mainline delivery capacity of approximately 3.3 Bcf * of gas per day, an additional peak day delivery capacity of 2.6 Bcf per day through the Leidy line and market area facilities and maintains an extensive gas gathering system both onshore and offshore in the Gulf Coast area. The number of full time employees at TGPL at December 31, 1993 was 1,694.

          Prior to 1984, interstate pipelines, including TGPL, served primarily as merchants of natural gas, purchasing gas under long-term contracts with numerous producers in production areas and transporting and reselling gas to local utilities in market areas under long-term sales agreements. Such service was known as "bundled" service. Regulatory policies under the Natural Gas Act of 1938 (NGA), relating to both pipeline rates and conditions of service, stressed security of gas supplies and service, and the recovery by pipelines of their prudently incurred costs of providing that service.

           However, commencing in 1984, the Federal Energy Regulatory Commission (FERC) issued a series of orders which have resulted in a major restructuring of the natural gas transmission industry and its business practices. With Order 380, issued in 1984, the FERC freed pipeline customers from their contractual obligations to purchase certain minimum levels of gas from their pipeline suppliers. With implementation of "open access" transportation rules contained in FERC Orders 436 and 500, the FERC afforded pipeline customers the opportunity to purchase gas from others and have it transported to the customers by pipelines.

____________________

 * As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day and the term "MMBtu" means British Thermal Units.

          Faced with these changing conditions, increased competition and declining bundled sales, TGPL altered the manner in which it had traditionally conducted its businesses and began to transport a larger percentage of gas for customers that purchased such gas from others. In 1988, TGPL accepted a certificate to become a permanent open access pipeline system under FERC Orders 436 and 500.

          On April 8, 1992, the FERC issued Order 636 which made further fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant role from its transportation services; ensuring "equality" of transportation services; ensuring that shippers and customers have equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, TGPL implemented its Order 636 restructuring plan. For a complete discussion of Order 636 see "Regulatory Matters -- Order 636" below.

          Prior to 1993, TGPL and Texas Gas Transmission Corporation (Texas
Gas), an affiliate, were responsible for all jurisdictional gas sales to their pipeline customers and Transco Energy Marketing Company (TEMCO) and TXG Gas Marketing Company (TXG Marketing), also affiliates, were responsible for all non-jurisdictional gas sales. As a result of the Order 636 requirement that a pipeline unbundle its merchant role from its transportation services, Transco determined to implement a plan to consolidate its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC). These changes were needed to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. After FERC approval in January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL.

                           MARKETS AND TRANSPORTATION

          TGPL's principal markets encompass eleven Southeast and Atlantic seaboard states, and include the New York City and Philadelphia metropolitan areas. A large portion of the gas transported by TGPL to its market areas is used for space heating, resulting in substantially higher daily delivery requirements for TGPL's customers during the winter months than during the summer months. TGPL has working storage capacity in five underground storage fields, located on or near its pipeline system and/or market areas, and operates three of these storage fields. The certificated storage capacity available to TGPL and its customers is approximately 213 Bcf.

          TGPL's total system deliveries and the mix of sales and transportation volumes for the years 1993, 1992 and 1991 are shown below. Sales as shown below include only bundled sales.

                                                                         YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                             1993                  1992                  1991
                                                       -----------------   --------------------   ------------------
                 TGPL SYSTEM DELIVERIES (Bcf):
                 Market-area deliveries
                   Sales . . . . . . . . . . . . .             -      0%            -        0%         0.4       0%
                   Long-haul transportation  . . .         823.9     60%        821.8       59%       873.5      63%
                   Market-area transportation  . .         374.4     27%        379.8       27%       250.3      18%
                                                       ---------   -----   ----------   -------   ---------   ------
                     Total market-area deliveries        1,198.3     87%      1,201.6       86%     1,124.2      81%
                 Production-area transportation  .         171.2     13%        199.3       14%       255.3      19%
                                                       ---------   -----   ----------   -------   ---------   ------
                 Total system deliveries . . . . .       1,369.5    100%      1,400.9      100%     1,379.5     100%
                                                       =========   =====   ==========   =======   =========   ======


         TGPL's facilities are divided into six rate zones. Three are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

         As shown in the table above, TGPL's total market-area deliveries for 1993 were comparable to those in 1992. Production- area deliveries decreased
28.1 Bcf, or 14 percent for 1993 compared to 1992, primarily due to increased competition for production-area transportation. However, as a result of the new SFV rate structure that went into effect September 1, 1992, subject to refund, these decreased deliveries had no significant impact on TGPL's operating income.

         The following table sets forth the names of TGPL's five largest customers along with the related sales and transportation volumes shipped by such customers for the periods shown (in Bcf):

                                                                YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1993        1992       1991
                                                             ---------   --------   --------
         TGPL MAJOR CUSTOMERS:
            Public Service Electric and Gas Company
              Sales  . . . . . . . . . . . . . . . . . .         21.0       18.3       27.4
              Long-haul and market-area transportation          168.3      174.5      116.4
            Consolidated Edison Company of New York, Inc.
              Sales  . . . . . . . . . . . . . . . . . .         27.2       17.3       14.8
              Long-haul and market-area transportation          138.8      138.9      116.6
            The Brooklyn Union Gas Company
              Sales  . . . . . . . . . . . . . . . . . .         11.9       13.2        8.4
              Long-haul and market-area transportation           70.7       84.4       67.8
            Long Island Lighting Company
              Sales  . . . . . . . . . . . . . . . . . .         19.3       10.2       26.3
              Long-haul and market-area transportation           45.1       41.4       20.1
            Piedmont Natural Gas Company, Inc.
              Sales  . . . . . . . . . . . . . . . . . .         15.2       11.8       16.7
              Long-haul and market-area transportation           82.5       68.0       45.4

         As a result of the fundamental business changes resulting from FERC Order 636, especially the shifting of the responsibility for gas supply from the pipeline companies to local distribution customers (LDCs), maintaining committed proved gas reserves is no longer material to TGPL's transportation business. See "Regulatory Matters -- Order 636" below and "Capital Resources and Liquidity -- Other Capital Requirements and Contingencies -- Long-term gas purchase contracts" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 herein.

                               PIPELINE PROJECTS

         LIBERTY PIPELINE COMPANY. In 1992, Liberty Pipeline Company, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City area. The partnership is comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of three TGPL customers in New York.

         The pipeline is expected to cost approximately $162 million and is proposed to be in service by the 1995-1996 winter heating season, subject to timely FERC approval. The pipeline will offer a new firm transportation route from TGPL and another interstate pipeline to a proposed new delivery point on Long Island near the John F. Kennedy Airport.

         Liberty Operating Company (LOC), an affiliate of TGPL, will construct and operate the pipeline. LOC has begun design work, permit application, and survey and right-of-way acquisition. The FERC has issued a notice that it intends to prepare an Environmental Impact Statement associated with the Liberty Pipeline.

         Transco Liberty Pipeline Company, an affiliate of TGPL, owns a 35 percent interest in the pipeline, which will be project-financed.

         TGPL anticipates investing approximately $78 million in existing TGPL facilities upstream of Liberty Pipeline to provide additional transportation capacity for subsequent delivery to the Liberty Pipeline. The expenditures involve looping existing facilities and adding compression in Pennsylvania and New Jersey. The majority of the expenditures for TGPL's upstream expansion are expected to be made in 1995 and 1996.

         SOUTHEAST EXPANSION PROJECTS. In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects. These new expansion projects will provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia.

         The proposed Southeast Expansion Projects are expected to be phased into service beginning in 1994 and, upon completion, will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL estimates the cost of the expansion to be $125 million and has proposed rates based on the SFV rate design methodology.

         The 1994 Southeast Expansion Project (SE94) will provide 35 MMcf/d of incremental firm capacity by the 1994-1995 winter heating season. The 1995-1996 Southeast Expansion Project (SE95-96) will be constructed in two phases: Phase I will add 115 MMcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996-1997 winter heating season.

         Subject to FERC approval, construction on SE94 is scheduled to begin in June 1994. TGPL expects to invest approximately $45 million in these projects in 1994.

         EMINENCE STORAGE FIELD EXPANSION PROJECT. During 1993, TGPL completed the first phase of its Eminence storage field expansion project, expanding the working capacity from 6 Bcf to 9 Bcf and increasing the withdrawal rate from 750 MMcf/d to 1.3 Bcf/d. The expansion of the salt-dome structure, located at TGPL's Compressor Station 77, near Seminary, Mississippi, will give TGPL additional flexibility to meet the peak-day and emergency demands of its customers. High deliverability from storage helps assure pipelines, such as TGPL, of gas availability for their customers during adverse weather conditions.

         TGPL plans further expansions of the storage field in 1994 and 1995, allowing for withdrawals of up to 1.5 Bcf/d and ultimately increasing the working capacity of the storage field to 15 Bcf.

         MOBILE BAY PIPELINE EXPANSION PROJECT. In September, the FERC issued an order authorizing the joint ownership and expansion of TGPL's Mobile Bay lateral with Florida Gas Transmission Company (Florida Gas). The lateral transports gas from the prolific Mobile Bay gas supply basin to the TGPL mainline, near Butler, Alabama, and the expansion will increase the capacity from 462 MMcf/d to 829 MMcf/d. The expansion will be accomplished through the addition of compression facilities and will include a new interconnect on the lateral with the Florida Gas mainline.

         The cost of the expansion project will be funded entirely by Florida Gas, and TGPL will receive approximately $13 million from Florida Gas for the sale of a partial interest in the lateral. The expansion will increase the TGPL portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d. The Mobile Bay lateral expansion is expected to be placed in service by December 1994.

         Also, TGPL and Exxon have agreed to construct a two-mile pipeline in 1994 to allow for connection of Exxon's recently constructed treatment plant to the Mobile Bay lateral.

         Both of these expansion projects will not only enhance TGPL's overall access to supply, but will also provide additional supply for the Southeast Expansion Projects.

                               REGULATORY MATTERS

         RATES. TGPL's transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service and (iii) allowed rate of return. Rate design and the allocation of costs and return on equity between the demand and commodity rates also impact profitability.

         TGPL, effective September 1, 1992, changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design overall throughput has a significant impact on operating income. Under the SFV method of rate design, all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits TGPL's opportunity to earn incremental revenues through increased throughput, it also minimizes TGPL's risk associated with fluctuations in throughput.

         On June 4, 1992, the FERC issued its final order on rehearing in TGPL's Rate Settlement and Gas Inventory Charge (GIC) Settlement (Docket No. RP90-8). This order became effective in July 1992. As a result, in August 1992, TGPL made refunds of approximately $102 million, including interest, for differences between filed rates and settlement rates. Certain parties appealed the FERC's June 4, 1992 order to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). On December 17, 1993, the D.C. Circuit Court issued its opinion affirming the FERC's order, except for one issue not material to TGPL which was remanded to the FERC for further consideration.

         On March 2, 1992, TGPL filed with the FERC a general rate case (Docket No. RP92-137). The general rate filing proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to TGPL's markets since its last general rate filing, and increased cost of capital. The filing also included a change to SFV rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect subject to refund.

         On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL is currently on appeal before the D.C. Circuit Court. TGPL appealed seeking to increase the rate of return and certain other parties have appealed seeking to lower the rate of return.

         On May 3, 1993, TGPL filed with the FERC an Offer of Settlement (the Settlement) with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolves all issues in Docket No. RP92-137 except (i) issues relating to TGPL's rate of return which are on appeal before the D.C. Circuit Court (see discussion above), and (ii) the issue of appropriate load factor for the design of TGPL's interruptible rates which the FERC referred to a hearing in Docket No. RP92-137 for prospective effect only (see "Regulatory Matters-Order 636" below for discussion of additional issues referred to this hearing). On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994. In early 1994, TGPL will make the initial refunds (approximately $100 million including interest) under RP92-137. TGPL has previously provided a reserve for that refund. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137.

         FUEL RETENTION PROCEEDINGS. On February 23, 1989, the FERC issued an order which found, among other things, that TGPL had overcollected for fuel from transportation customers during the period April 1, 1984 to April 1, 1987. The order required TGPL to refund the difference between the amount collected and the rate allowed for fuel retention. Accordingly, TGPL made refunds to customers of approximately $35 million, including interest. In response to subsequent FERC orders, TGPL recalculated the refund and on November 30, 1993, under this revised calculation, TGPL made additional refunds of approximately $11.6 million, including interest. TGPL had previously provided a reserve that was sufficient for these refunds. On February 9, 1994, the FERC issued an order accepting TGPL's refund report, stating that TGPL made the refunds in accordance with the FERC's orders.

         ORDER 94-A. In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including TGPL, to bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In February 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

         TGPL's GIC Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. On October 26, 1993, TGPL and Columbia executed a letter agreement by which the parties resolved the amount of refunds to be made to Columbia in this proceeding. Pursuant to the letter agreement, TGPL and Columbia agreed that TGPL shall refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. The letter agreement was filed with the FERC on October 26, 1993 and is subject to approval by the FERC. TGPL has provided a reserve which is sufficient to cover the refunds provided for by the letter agreement. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support, pending rehearing in those proceedings, the letter agreement between TGPL and Columbia. Columbia requested that the FERC hold any action on the letter agreement in abeyance pending action on rehearing in the other proceedings. On February 4, 1994, TGPL filed a response opposing Columbia's January 26 letter, stating that the October 26 letter agreement constitutes a valid and binding agreement between TGPL and Columbia and requesting that the FERC approve that letter agreement without delay. This matter is pending before the FERC.

         Although no assurances can be given, TGPL believes that the final resolution of the recovery of production-related costs will not have a material adverse effect on its financial position or results of operations.

         ORDER 636. On November 1, 1993, TGPL implemented Order 636. In connection with its implementation of Order 636, TGPL received orders from the FERC which, among other things, (i) required TGPL to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted TGPL's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted TGPL from having to reflect Mobile Bay transportation volumes and related revenues in an interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by TGPL and its sales customers resolving certain sales service issues and mooting potential issues regarding TGPL's recovery of gas supply realignment (GSR) costs associated with TGPL's firm sales service, and (iv) referred to the hearing in Docket No. RP92-137 the following issues:
TGPL's limited Section 4 filing with the FERC relating to TGPL's production-area rate design, the allocation of certain costs to TGPL's sales service, TGPL's use of a system-wide cost of service, the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area. Any changes in TGPL's rates or services resulting from this hearing would have a prospective effect only. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs, including GSR costs. TGPL does not expect to incur any GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be in a range of $5 million to $10 million.

         TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D. C. Circuit Court. These appeals have been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review.

         TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. A hearing before a FERC Administrative Law Judge (ALJ) dealing with, among other things, TGPL's production-area rate design has been set for April 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

         TGPL expects that any Order 636 transition costs incurred should be recovered from TGPL's customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time those costs may be recovered from customers. Although no assurances can be given, TGPL does not believe that the implementation of Order 636 will have a material adverse effect on its financial position or results of operations.

                                  COMPETITION

         Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness between pipelines and the customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions.

         TGPL and its primary market-area competitors, Texas Eastern Transmission Corporation (Texas Eastern), Columbia, Southern Natural Gas Company (Southern Natural), Tennessee Gas Pipeline Company (Tennessee) and Iroquois Gas Transmission System (Iroquois), implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. A hearing before a FERC ALJ dealing with, among other things, TGPL's production-area rate design has been set for April 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

         TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be in a range of $5 million to $10 million; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets. See "Regulatory Matters -- Order 636" above.

         Although a significant portion of TGPL's firm customers have relatively secure residential and commercial end-users, virtually all of TGPL's LDCs have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of TGPL's customer deliveries are at risk to such fuel switching; however, a recent survey of TGPL's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs intend to aggressively price their system transportation to stay competitive in alternate-fuel markets.

                                 SALES SERVICE

         Prior to 1993, TGPL and Texas Gas were responsible for all jurisdictional gas sales to their pipeline customers and TEMCO and TXG Marketing were responsible for all non-jurisdictional gas sales. As a result of the Order 636 requirement that a pipeline unbundle its merchant role from its transportation services, Transco determined to implement a plan to consolidate its gas marketing businesses under the common management of TGMC. These changes were needed to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. After FERC approval in January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. See "Other Capital Requirements and Contingencies - Long-term gas purchase contracts" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7 hereof and Notes A, J and K of the Notes to Financial Statements contained in Item 8 hereof.

         TGPL makes sales to customers through a Firm Sales (FS) program, an Optional Firm Sales (OFS) program and an Interruptible Sales (IS) program coupled with a firm transportation program as replacement for a contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts.

         TGPL's gas sales volumes for the years 1993, 1992 and 1991 are shown below.

Gas Sales Volumes (Bcf)(1)                        1993         1992          1991
- --------------------------                       -------      -------      -------
Long-term sales . . . . . . . . . . . . . . .      212.3        188.3        186.8
Short-term sales  . . . . . . . . . . . . . .       33.2         32.8         54.8
                                                 -------      -------      -------
   Total gas sales  . . . . . . . . . . . . .      245.5        221.1        241.6
                                                 =======      =======      =======

(1) Effective January 1993, TGMC, through an agency management agreement with TGPL, assumed operation of TGPL's sales service.

                                   REGULATION

        INTERSTATE GAS PIPELINE OPERATIONS. TGPL is subject to regulation by the FERC as a "natural gas company" under the NGA. The NGA grants to the FERC authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement and abandonment of such facilities. The FERC requires the filing of appropriate applications by natural gas companies showing that the extension, enlargement or abandonment of any facilities, as the case may be, is or will be required by a certificate of public convenience and necessity. TGPL holds certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all pipelines, facilities and properties now in operation for which certificates are required.

        The NGA also grants to the FERC authority to regulate rates, charges and terms of service for natural gas transported in interstate commerce or sold by a natural gas company in interstate commerce for resale, and to regulate curtailments of sales to customers. The FERC has authorized TGPL to charge natural gas sales rates that are market-based. As necessary, TGPL files with the FERC changes in its transportation and storage rates and charges designed to allow it to recover fully its costs of providing service to its interstate system's customers, including reasonable rates of return. Regulation of gas curtailment priorities and the importation of gas are, under the Department of Energy Reorganization Act of 1977, vested in the Secretary of Energy.

        TGPL also is subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission facilities.

        ENVIRONMENTAL. TGPL is subject to extensive federal, state and local environmental laws and regulations which affect TGPL's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. TGPL's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices which have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, TGPL has had studies underway to test their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, TGPL estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $52 million to $62 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. TGPL is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1993, TGPL had a reserve of approximately $52 million for these estimated costs.

        TGPL considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, TGPL has been permitted recovery of environmental costs incurred, and it is TGPL's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets.

        Since 1989, TGPL has been involved in discussions with the Pennsylvania Department of Environmental Resources (PADER) concerning environmental conditions at TGPL's operating sites in Pennsylvania. These discussions have resulted in the execution of a consent order and agreement in 1992 between PADER and TGPL. TGPL agreed to conduct an environmental assessment and remediation program at its Pennsylvania sites, fund certain beneficial environmental projects, pay oversight costs and pay a $425,000 civil penalty. Of such penalty, $142,000 remains to be paid in May 1994. The estimated costs of the environmental assessment and remediation program are included in the $52 million to $62 million range discussed above.

        TGPL has used lubricating oils containing polychlorinated biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. TGPL has worked closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $52 million to $62 million range discussed above. Proposed civil penalties have been assessed by the EPA against another major pipeline company for the alleged improper use and disposal of PCBs. Although similar penalties have not been asserted against TGPL to date, no assurances can be given that the EPA may not seek such penalties in the future.

        TGPL has been named as a potentially responsible party (PRP) in one Superfund waste disposal site, the Combustion Inc. site, and in two state sites. Based on present volumetric estimates, TGPL's exposure for remediation of the Combustion Inc. site is estimated to be $500,000. TGPL's estimated individual exposure at each of the two state sites where it has been named as a PRP is less than $100,000 per site. The estimated remediation costs for all such sites have been included in TGPL's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above. Although no assurances can be given, TGPL does not believe that its PRP status will have a material adverse effect on its financial position or results of operations.

        TGPL is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. TGPL is installing new emission control devices where required and conducting certain emission testing programs to comply with the federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. TGPL has compressor stations in ozone non-attainment areas that could require substantial additional air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new requirements until the states approve TGPL's proposed plans for modifications, TGPL expects that significant capital spending may be required to modify TGPL's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $20 million to $30 million over the next five years and will be recorded as assets as the facilities are added.

                          TRANSACTIONS WITH AFFILIATES

        TGPL has made interest bearing advances to and incurred interest bearing advances from Transco for consolidated cash management purposes. The advances are represented by demand notes bearing interest at the rate of 1-1/2 percent below the prime rate of Citibank, N.A., not to exceed the maximum lawful rate of interest.

        In 1984, a wholly-owned subsidiary of Transco in partnership with a Houston development firm and a real estate investment company completed construction of a new Transco Tower at a total cost of approximately $200 million. TGPL has leased a substantial portion of the building to serve as its corporate headquarters.

        See also "Sales Service" above.

ITEM 2. PROPERTIES.

        See "Item 1. Business"

ITEM 3. LEGAL PROCEEDINGS.

        The information required by this item is contained in Note D of the Notes to Financial Statements included in Item 8 herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          All of the outstanding shares of TGPL's common stock is owned by TGC, a wholly owned subsidiary of Transco. TGPL's common stock is not publicly traded and there exists no market for such common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Expressed in thousands)




                                                   Years Ended December 31,
                       ----------------------------------------------------------------------------
                             1993           1992            1991            1990            1989
                       ------------    -------------   ------------    ------------    ------------
Operating Revenues     $  1,521,533    $  1,257,197    $  1,144,309    $  1,249,512    $  1,053,172
                       ============    ============    ============    ============    ============


Common Stock Equity
  in Net Income
  (Loss)  . . . . .    $     86,118    $     64,904    $(    68,578)   $     23,012    $     30,572
                       ============    ============    ============    ============    ============

Total Assets  . . .    $  2,317,660    $  2,301,558    $  2,358,905    $  2,402,921    $  2,402,170
                       ============    ============    ============    ============    ============

Current Maturities
  of Long-Term
  Debt  . . . . . .    $          -    $    154,856    $     44,600    $     74,100    $     26,000
                       ============    ============    ============    ============    ============


Capitalization:
  Long-term debt,
  less current
  maturities  . . .    $    643,799    $    518,943    $    686,064    $    725,989    $    682,357
                       ------------    -------------   ------------   --------------   ------------

  Preferred stock -
  redeemable, net .    $     75,191    $    101,006    $    105,248    $    110,560    $    116,615
                       ------------    -------------   ------------    ------------    ------------
  Common stockholder's
  equity  . . . . .    $    707,290    $    618,735    $    425,601    $    481,208    $    551,425
                       ------------    -------------   ------------    ------------    ------------
  Total
  Capitalization  .    $  1,426,280    $  1,238,684    $  1,216,913    $  1,317,757    $  1,350,397
                       ============    ============    ============    ============    ============

Cash Dividends on
  Common Stock  . .    $          -    $          -    $          -    $    100,000    $     95,771
                       ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 6, SELECTED FINANCIAL DATA, AND ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

                                  INTRODUCTION

       TGPL is an indirect wholly-owned subsidiary of Transco and as such may be affected by the financial position and performance of Transco and its subsidiaries other than TGPL.

       In October 1991, Transco's Board of Directors approved a comprehensive strategic and financial plan (Plan) designed to stabilize Transco's financial position, improve its financial flexibility and restore its earnings. Since the Plan's adoption, Transco has made significant progress in the implementation of the Plan, including the sale of certain non-core and non-strategic businesses, reduction in capital expenditures, resolution of certain material litigation and improvement in its results of operations and financial flexibility.

       Transco remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and improving financial results.

       In order to further improve Transco's financial results, in conjunction with efforts to reduce debt and related interest expense, Transco will continue efforts to ensure the solid financial performance of TGPL and Texas Gas, while working to eliminate operating losses from Transco's gas marketing and gas gathering businesses.

                        CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

       As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. TGPL meets its working capital requirements by participation in the Transco consolidated cash management program pursuant to which TGPL both makes advances to and receives advances and capital contributions from Transco, and by accessing capital markets to refinance its long-term debt maturities. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2 percent below the prime rate of Citibank, N.A. At December 31, 1993, there were outstanding advances totaling $133.3 million from TGPL to Transco. TGPL currently expects to receive payment of these advances within the next twelve months and has classified such advances as current assets.

       In addition, TGPL and Transco's other subsidiaries pay dividends, based on the level of their earnings and net cash flow, to assist Transco in providing the funds necessary for Transco to service its debt and pay dividends on its common and preferred stock. TGPL's Board of Directors has declared no common stock dividends in 1993, 1992 and 1991.

       Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, Transco's ability to make or repay advances to TGPL or make capital contributions to TGPL.

       To meet the working capital requirements of Transco and its subsidiaries, Transco has in place a $450 million working capital line with a group of fifteen banks. TGPL is guarantor of $270 million of this working capital line. At December 31, 1993, Transco had no outstanding borrowings under this facility.

       Transco also has in place a $50 million reimbursement facility, dated as of December 31, 1993, between Transco and a group of banks. This facility provides Transco the opportunity to obtain standby letters of credit under certain circumstances from the banks. TGPL is guarantor of $30 million of the obligations that arise under this facility. At December 31, 1993, Transco had no amounts outstanding under this facility.

       These credit facilities prohibit TGPL from, among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to repay advances or make capital contributions to TGPL. Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of December 31, 1993, approximately $287 million of TGPL's retained earnings of $424 million was available for distribution.

       TGPL repriced the interest rate on its Extendible Notes due May 15, 2000 to a rate of 6.21% beginning May 15, 1993 and ending May 14, 1996.

       In September 1993, TGPL entered into a new program to sell monthly trade receivables to replace a similar program, which expired. The new trade receivables program, which expires in September 1995, provides for the sale of up to $100 million of trade receivables without recourse. As of December 31, 1993, $100 million in trade receivables were held by the investor.

CAPITALIZATION AND CASH FLOWS

       As shown in the following table, there has been an improvement in TGPL's percentage of total debt to total invested capital from December 31, 1992 to December 31, 1993. This results from both an increase in common stockholder's equity, reflecting increased net income, and a reduction in total debt.

                                                       1993           1992           1991
                                                    -----------   ------------   -----------
                                                                  (In millions)
       Common Stockholder's Equity  . . . . . .     $     707.3   $      618.7   $      425.6
       Preferred Stock  . . . . . . . . . . . .            75.2          101.0          105.2
       Long-term Debt, less Current Maturities            643.8          518.9          686.1
                                                    -----------   ------------   -----------
          Total Capitalization  . . . . . . . .         1,426.3        1,238.6        1,216.9
       Current maturities of Long-Term Debt   .               -          154.9           44.6
                                                    -----------   ------------   -----------

          Total Invested Capital  . . . . . . .     $   1,426.3   $    1,393.5   $    1,261.5
                                                    ===========   ============   ============

       Long-term Debt, less Current Maturities as
          a Percentage of Total Capitalization            45.1%         41.9%          56.4%
       Common Stockholder's Equity as a Percentage
          of Total Capitalization . . . . . . .           49.6%         50.0%          35.0%
       Total Debt as a Percentage of Total Invested
          Capital . . . . . . . . . . . . . . .           45.1%         48.4%          57.9%

       As shown in the accompanying Statement of Cash Flows, TGPL's net cash outflows exceeded net cash inflows by $0.2 million resulting primarily from producer settlement payments, retirement of long-term debt and preferred stock, the capital spending requirements for 1993 and a net increase in advances to Transco. Funding of TGPL's 1993 cash requirements for financing and investing activities, including capital expenditures, has been provided primarily through cash provided by operations, and to a lesser extent, through recoveries of producer settlement costs.

                                                          1993         1992          1991
                                                        --------     --------      --------
                                                                   (In millions)
Cash Flows Provided By Operating Activities . . . .     $  259.3     $    6.7      $  169.4
                                                        ========     ========      ========

       For the year ended December 31, 1993, cash flows from operating activities were $253 million higher than for the year ended December 31, 1992. This improvement in cash flows is primarily the result of cash refunds TGPL paid to customers in 1992 in connection with the Transition Cost proceeding and its Rate Settlement as discussed in Note C of the Notes to Financial Statements included in Item 8 herein, combined with TGPL's higher collection of revenues in 1993 subject to refund and lower payments in 1993 for producer settlements.

       For the year ended December 31, 1992, cash flows from operating activities were $163 million lower than 1991 resulting primarily from refunds made to customers in connection with the Transition Cost proceeding and its Rate Settlement, and producer settlement payments.

                                                               1993         1992          1991
                                                             --------     --------      --------
                                                                        (In millions)
Cash Flows Provided By (Used In) Financing Activities        $(  66.5)    $   34.7      $(  78.5)
                                                             ========     ========      ========

       The cash flows used in financing activities for the year ended December 31, 1993, were mainly due to the retirement of $30 million of TGPL's long-term debt and $26 million of preferred stock and dividend payments of $8 million on preferred stock.

       The cash flows provided by financing activities in 1992 were primarily attributable to a $126 million capital contribution from Transco, and net proceeds of $122 million from the sale of TGPL's 8-7/8 percent notes, partly offset by the retirement of $200 million of TGPL's long-term debt and dividend payments of $9 million on preferred stock.

       The cash flows used in financing activities in 1991 were primarily attributable to the $70 million retirement of TGPL's long-term debt and dividend payments of $9 million on preferred stock.

                                                          1993         1992          1991
                                                        --------     --------      --------
                                                                   (In millions)
Cash Flows Used In Investing Activities . . . . . .     $  193.0     $   64.0      $   74.4
                                                        ========     ========      ========

       For the years ended December 31, 1993 and 1992, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, as shown in the following table, and a net increase in advances to Transco, partly offset by the recovery of producer settlement costs.

       For the year ended December 31, 1991, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, as shown in the following table, and a loan related to a take-or-pay settlement, partly offset by the recovery of producer settlement costs, net of recoverable producer settlement payments and a net decrease in advances to Transco.


                                         Budget                      Actual
                                       ----------    ----------------------------------------
Capital Expenditures                      1994         1993           1992           1991
                                       ----------    ----------    -----------    -----------
                                                          (In millions)
Market-Area Projects  . . . . . . .   $     50.3    $      13.1   $       54.6   $      128.3
Supply-Area Projects  . . . . . . .         10.4           27.3           16.1           43.1
Maintenance of Existing Facilities
  and Other Projects  . . . . . . .        109.0           69.8           45.0           70.7
                                       ----------    ----------    -----------    -----------
       Total Capital Expenditures     $    169.7    $     110.2   $      115.7   $      242.1
                                       =========     ==========    ===========    ===========

       Included in TGPL's capital expenditures for 1993 were $13 million for market-area expansion, primarily for the Southeast Expansion Projects and the Niagara Cogeneration project, compared to $55 million in 1992; $27 million for supply projects, primarily for a production-area storage facility in 1993 compared to $16 million in 1992, and $70 million for maintenance of existing facilities and other projects, compared to $45 million in 1992.

FUTURE CAPITAL EXPENDITURES

       As shown in the table above, TGPL has budgeted approximately $170 million for 1994 capital expenditures. The increase in expected capital expenditures in 1994 over 1993 and 1992 is generally related to pipeline expansion projects, primarily the Southeast Expansion Projects, and the maintenance of existing facilities.

       In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects. These new expansion projects will provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia.

       The proposed Southeast Expansion Projects are expected to be phased into service beginning in 1994 and, upon completion, will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL estimates the cost of the expansion to be $125 million and has proposed rates based on the SFV rate design methodology.

       The 1994 Southeast Expansion Project (SE94) will provide 35 MMcf/d of incremental firm capacity by the 1994-1995 winter heating season. The 1995-1996 Southeast Expansion Project (SE95-96) will be constructed in two phases: Phase I will add 115 Mmcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996- 1997 winter heating season.

       Subject to FERC approval, construction on SE94 is scheduled to begin in June 1994. TGPL expects to invest approximately $45 million in these projects in 1994.

       In 1992, Liberty Pipeline Company, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City area. The partnership is comprised of subsidiaries of Transco and two other interstate pipelines, and subsidiaries of three TGPL customers in New York.

       The pipeline is expected to cost approximately $162 million and is proposed to be in service by the 1995-1996 winter heating season, subject to timely FERC approval. The pipeline will offer a new firm transportation route from TGPL and another interstate pipeline to a proposed new delivery point on Long Island near the John F. Kennedy Airport.

       Liberty Operating Company (LOC), an affiliate of TGPL, will construct and operate the pipeline. LOC has begun design work, permit application, and survey and right-of-way acquisition. The FERC has issued a notice that it intends to prepare an Environmental Impact Statement associated with the Liberty Pipeline.

       Transco Liberty Pipeline Company, an affiliate of TGPL, owns a 35 percent interest in the pipeline, which will be project financed.

       TGPL anticipates investing approximately $78 million in existing TGPL facilities upstream of Liberty Pipeline to provide additional transportation capacity for subsequent delivery to the Liberty Pipeline. The expenditures involve looping existing facilities and adding compression in Pennsylvania and New Jersey. The majority of the expenditures for TGPL's upstream expansion are expected to be made in 1995 and 1996.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

       ORDER 636 TRANSITION COSTS. As discussed in Note C of the Notes to Financial Statements included in Item 8 herein, TGPL implemented Order 636 services effective November 1,1993.

       Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be in a range of $5 million to $10 million. TGPL expects that any transition costs incurred should be recovered from its customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

       TGPL does not believe that Order 636 transition costs to be incurred by TGPL will have a material adverse effect on its financial position or results of operations.

       RATE REFUNDS. As discussed in Note C of the Notes to Financial Statements included in Item 8 herein, TGPL received a FERC order accepting the Settlement in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. In early 1994, TGPL will make the initial refunds (approximately $100 million, including interest) under the Settlement. TGPL has previously provided a reserve for that refund. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. TGPL anticipates it will fund its rate refunds through Transco's repayment to TGPL of amounts previously advanced by TGPL.

       REGULATORY AND LEGAL PROCEEDINGS. As discussed in Notes C and D of the Notes to Financial Statements included in Item 8 herein, TGPL is involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, TGPL cannot predict the actual timing of resolution or the ultimate amounts which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.

       Although no assurances can be given, TGPL does not believe that the ultimate resolution of these pending regulatory and legal proceedings will have a material adverse effect on its financial position or results of operations.

       LONG-TERM GAS PURCHASE CONTRACTS. As discussed in Note J of the Notes to Financial Statements included in Item 8 herein, TGPL has long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose TGPL to financial risks pursuant to these provisions.

       Following is a summary of TGPL's estimated purchase commitments for the next five years and cumulative thereafter under gas purchase contracts that contain either fixed prices or variable prices that are at a significant premium to the estimated market price.

                                                                      Total Dollar
           Estimated Purchase Commitments (1)                          Commitment
           -------------------------------                            -----------
                                                                     (In millions)
           1994   . . . . . . . . . . . . . . . . . . . . . . . .       $ 119.6
           1995   . . . . . . . . . . . . . . . . . . . . . . . .          70.5
           1996   . . . . . . . . . . . . . . . . . . . . . . . .          33.6
           1997   . . . . . . . . . . . . . . . . . . . . . . . .          32.0
           1998   . . . . . . . . . . . . . . . . . . . . . . . .           5.8
           Cumulative thereafter  . . . . . . . . . . . . . . . .          68.5

       (1) The declines in estimated purchase commitments over future periods reflect contract expirations and, to a lesser extent, estimated deliverability declines. There are inherent risks in estimating gas reserves and gas deliverability. To the extent actual reserves and actual deliverability are different than those estimated in determining future purchase obligations or to the extent additional reserves are added under contracts or as a result of future drilling, TGPL's future purchase obligations could be increased or decreased from the amounts shown above. The total dollar commitment in the table reflects gross dollar amounts to be paid under the gas purchase contracts. The market price is based on an estimate of future market prices issued by Petroleum Industry Research Associates, Inc.

       TGPL's supply purchase contracts are structured in a variety of ways. While many contracts still contain minimum purchase take-or-pay volume provisions, others stipulate the availability of gas for purchase but contain no minimum purchase requirements. Currently, approximately 80% of TGPL's portfolio is variable priced relative to the spot market which results in a price that is competitive in the natural gas market. Less than 1% of the portfolio is tied to the fuel oil market.

       Pursuant to a settlement that TGPL has with all its customers, TGPL has in place a GIC designed to allow TGPL to recover its above-spot-market gas costs through March 31, 2001. Pursuant to this settlement, in 1993 and early 1994, TGPL's agreements with its customers were renegotiated by TGMC, as agent for TGPL. TGMC and TGPL believe that the GIC agreed to with TGPL's customers will be adequate to enable recovery of its above-spot-market gas costs. However, TGPL is at risk for any above-spot-market gas costs that may be incurred in excess of the amounts recovered under the GIC.

       TGPL does not believe that the financial risk associated with long-term gas purchase contracts will have a material adverse effect on its financial position or results of operations.

       ENVIRONMENTAL MATTERS. As discussed in Note E of the Notes to Financial Statements included in Item 8 herein, TGPL is subject to extensive federal, state and local environmental laws and regulations which affect TGPL's operations related to the construction and operation of its pipeline facilities.

       TGPL considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, TGPL has been permitted recovery of environmental costs incurred and it is TGPL's intent to continue seeking recovery of such costs, as incurred, through rate filings.

CONCLUSION

       Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, if necessary, by repayments of funds advanced to Transco or advances by Transco will provide TGPL with sufficient liquidity to meet its capital requirements.

                             RESULTS OF OPERATIONS

The table below shows the results of operations of TGPL for the years 1993, 1992 and 1991 and the effects of certain selected items that have impacted those results.


                                                       1993           1992           1991
                                                     ----------    -----------    -----------
                                                                  (In millions)
Net Income Before Selected Items  . . . . . . .     $     99.6    $      84.4    $      66.2
Write-off of note receivable  . . . . . . . . .      (    12.5)             -              -
Federal tax rate increase . . . . . . . . . . .      (     1.0)             -              -
Provision for producer settlements, legal and
  regulatory issues . . . . . . . . . . . . . .              -              -     (     38.3)
Provision for Challenger Settlement . . . . . .              -     (     19.5)    (     15.8)
Provision for Transition Cost proceeding  . . .              -              -     (     47.6)
Provision for restructuring . . . . . . . . . .              -              -     (     14.8)
Provision for asset impairments . . . . . . . .              -              -     (     20.4)
Benefits of resolution of certain rate issues .              -              -            2.1
                                                     ----------    -----------    -----------
Net Income (Loss) . . . . . . . . . . . . . . .     $     86.1    $      64.9    $(     68.6)
                                                     ==========    ===========    ===========

     In December 1992, TGPL filed a plan with the FERC for Transco to realign its gas marketing businesses under the management of TGMC. In January 1993, the FERC, subject to conditions, accepted tariff sheets filed by TGPL, effectively allowing Transco to proceed with the realignment. TGMC, through an agency management agreement with TGPL, manages all gas sales made by TGPL. The financial performance of TGPL's sales service is discussed separately in the following discussion.

1993 COMPARED TO 1992

        NET AND OPERATING INCOME. TGPL's net income for 1993 was $21.2 million higher than 1992. However, excluding the net income impact of the selected items shown in the table above, TGPL's positive net income variance for 1993 compared to 1992 was $15.2 million. This increase was primarily due to cost control programs that resulted in maintaining operating expenses at levels provided in the new general rate case effective September 1, 1992, new pipeline projects being placed in service, lower interest expense and higher allowance for funds used during construction (AFUDC). Excluding the pre-tax effects of the selected items shown above, TGPL's positive operating income variance of $14.5 million was primarily due to the cost control programs discussed above. Although TGPL implemented Order 636 effective November 1, 1993, TGPL experienced no significant operational changes as a result of the implementation, because TGPL's prior settlement with its customers complied with many of the requirements of Order 636. Therefore, TGPL believes its operating income is representative of its expected operating income during 1994 under Order 636.

        As shown on the table below, pre-tax net interest expense for 1993 was $16.9 million lower than 1992, primarily due to the lower interest on long-term debt resulting from the May 1993 repricing of $125 million of Extendible Notes at a lower interest rate and higher interest income and AFUDC in 1993 compared to 1992. The higher AFUDC reflects the reversal in 1992 of $3.9 million of AFUDC, which had been recorded in prior years, as a result of a FERC audit adjustment.

                                                       1993           1992           1991
                                                    -----------   ------------   -----------
                                                                  (In millions)
Interest expense relating to:
  Long-term debt  . . . . . . . . . . . . . . .     $     55.9    $     61.4     $      65.3
  Short-term debt . . . . . . . . . . . . . . .              -             -               -
  Transition Cost proceeding  . . . . . . . . .              -           0.8            22.6
  Rate refunds  . . . . . . . . . . . . . . . .            5.1           3.2            12.0
  Other     . . . . . . . . . . . . . . . . . .            1.5           7.3            13.2
                                                    -----------   ------------   -----------
     Total interest expense . . . . . . . . . .           62.5          72.7           113.1
  Interest income . . . . . . . . . . . . . . .      (     5.1)    (     3.5)     (     12.7)
  AFUDC     . . . . . . . . . . . . . . . . . .      (     5.1)            -      (     14.9)
                                                    -----------   ------------   -----------
  Net interest expense  . . . . . . . . . . . .     $     52.3    $     69.2     $      85.5
                                                    ===========   ============   ===========

       TRANSPORTATION SERVICES. TGPL's operating revenues, excluding sales and storage services, increased $95 million to $693 million in 1993 when compared to 1992, due primarily to the higher revenues from Phase II of the TGPL/Texas Gas/CNG project being placed in service and increased revenues related to certain increased costs as provided by TGPL's rate filings. Effective September 1, 1992, TGPL placed new rates into effect, subject to refund, under its general rate case, Docket No. RP92-137. The rates for firm transportation service are based on a SFV rate design, under which all fixed costs allocated to firm transportation service, including return on equity and taxes, are included in a demand charge to customers. All variable costs are recovered through commodity rates. The pre-September 1, 1992 revenues were collected on rates under Docket No. RP90-8, which were based on the MFV rate design. Under the MFV rate design, all fixed costs, with the exception of equity return and income taxes, were included in the demand charge to customers and the equity return and income tax component were included as part of the volumetric charge to customers. The new rates in RP92-137 are also based on a different mix and level of volumes than the RP90-8 rates. In early 1994, TGPL will make the initial refunds (approximately $100 million, including interest) under RP92-137. TGPL has previously provided a reserve for that refund. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under RP92-137.

       Excluding the pre-tax effects of the selected items and the cost of sales and transportation of $822 million in 1993 and $604 million in 1992, TGPL's operating expenses for 1993 were approximately $32 million higher when compared to 1992. This increase in operating expenses for the year was primarily a result of the adoption, effective January 1, 1993, of the accrual basis of accounting for postretirement benefits other than pensions under Statement of Financial Accounting Standards (SFAS) No. 106, and higher depreciation. However, these increases in operating expenses were fully recovered through increases in revenues in the new rates previously discussed. TGPL's other operating expenses were controlled to levels contained in its new general rate case effective September 1, 1992.

       As shown in the table below, TGPL's total market-area deliveries for 1993 were comparable to those in 1992. Production-area deliveries decreased
28.1 Bcf, or 14 percent for 1993 compared to 1992, primarily due to increased competition for production-area transportation. However, as a result of the new rate structure that went into effect September 1, 1992, subject to refund, these decreased deliveries had no significant impact on operating income.

TGPL System Deliveries (Bcf)                                      1993         1992         1991
- -----------------------------                                 ----------  ----------   ----------
Market-area deliveries:
  Sales   . . . . . . . . . . . . . . . . . . . . . . . .            -            -          0.4
  Long-haul transportation  . . . . . . . . . . . . . . .        823.9        821.8        873.5
  Market-area transportation  . . . . . . . . . . . . . .        374.4        379.8        250.3
                                                              ----------  ----------   ----------
    Total market-area deliveries  . . . . . . . . . . . .      1,198.3      1,201.6      1,124.2
Production-area transportation  . . . . . . . . . . . . .        171.2        199.3        255.3
                                                              ----------  ----------   ----------
Total system deliveries . . . . . . . . . . . . . . . . .      1,369.5      1,400.9      1,379.5
                                                              ==========  ==========   ==========

        TGPL's facilities are divided into six rate zones. Three are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

        As previously discussed, prior to September 1, 1992, TGPL's rates were designed on the MFV method of rate design. Accordingly, overall throughput had a significant impact on operating income. However, effective September 1, 1992, TGPL began collecting new rates, subject to refund, under the SFV rate design. Accordingly, with SFV rate design, throughput has less of an impact on operating income than in prior periods.

        TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC Administrative Law Judge
(ALJ) dealing with, among other things, TGPL's production-area rate design has been set for April 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors. For a discussion of TGPL's Order 636 compliance filing, see Note C of the Notes to Financial Statements included in Item 8 herein.

        SALES SERVICES. TGPL makes sales to customers through a FS program, an OFS program and an IS program coupled with a firm transportation program as replacement for contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts.

        TGPL's operating revenues related to its sales service increased $160 million to $682 million due primarily to higher sales volumes and higher average prices. However, TGPL's sales service did not have a significant impact on TGPL's operating income or results of operations in either 1993 or 1992. In 1993, Transco consolidated its gas marketing businesses under the common management of TGMC. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's gas sales service and receives all margins associated with such business. TGPL believes its gas sales service will have no impact on its operating income or results of operations.



Gas Sales Volumes (Bcf)(1)                        1993         1992          1991
- --------------------------                       -------      -------      -------
Long-term sales . . . . . . . . . . . . . . .      212.3        188.3        186.8
Short-term sales  . . . . . . . . . . . . . .       33.2         32.8         54.8
                                                 -------      -------      -------
   Total gas sales  . . . . . . . . . . . . .      245.5        221.1        241.6
                                                 =======      =======      =======

(1) Effective January 1993, TGMC, through an agency management agreement with TGPL, assumed operation of TGPL's sales service.

        For a discussion of TGPL's long-term gas purchase commitments see "Other Capital Requirements and Contingencies - Long-term gas purchase contracts" above.

        STORAGE SERVICES. TGPL's operating revenues related to its storage services increased $9 million to $146 million in 1993 when compared to 1992, primarily due to additional revenues realized under the new rates effective September 1, 1992.

        CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flows provided by operating activities during 1993 totaled $259 million, compared to $7 million in 1992. The net increase was primarily due to:

        - Higher cash payments of $102 million in 1992 due to rate refunds made by TGPL under its RP90-8 general rate case;

        - Higher cash receipts of $101 million in 1993 from the collection of revenues subject to refund to TGPL's customers upon final settlement of its RP92-137 general rate case.

        - Cash payments of $74 million in 1992 made in connection with TGPL's Transition Cost proceeding;

        - Lower cash payments of $35 million in 1993 for non-recoverable producer settlements;

Offset by:

        - Higher cash payments of $62 million in 1993 due to the amount and timing of collections of receivables and disbursements for payables.

1992 COMPARED TO 1991

        OPERATING AND NET INCOME. TGPL's net income for 1992 was $133.5 million higher than 1991. However, excluding the net income impact of the selected items, TGPL's net income for 1992 was $18.2 million higher than 1991. The increase in net income for 1992 is primarily the result of higher market-area transportation volumes and revenues from incremental projects, including the TGPL/Texas Gas/CNG project, the South Virginia Lateral expansion, the first phase of the TGPL System Expansion project and the IEC Cogen project, all of which went into service in November 1991. Excluding the pre-tax effects of the selected items, TGPL's operating income variances are reflective of the net income variances, showing an increase of $29.2 million in 1992 compared to 1991.

        TGPL's operating revenues, exclusive of the effects of settlements of certain rate issues in 1991, increased $116 million in 1992 when compared to 1991. This increase in revenues is the result of revenues from incremental projects placed in service in late 1991. Effective September 1, 1992, TGPL placed increased rates into effect, subject to refund, in Docket No. RP92-137. TGPL has provided a reserve it considers adequate to provide for any refunds that may be required upon final settlement of this rate case.

        Excluding the pre-tax effects of the selected items and the cost of sales and transportation of $604 million in 1992 and $510 million in 1991, TGPL's operating expenses in 1992 were approximately $7 million lower for 1992 compared to the same period in 1991. This variance resulted primarily from lower operation and maintenance expenses due to lower underground storage costs and lower administrative and general expenses.

          CASH FLOWS FROM OPERATING ACTIVITIES. Net cash flows provided by operating activities during 1992 totaled $7 million, compared to $169 million in 1991. The net decrease primarily was due to:

     - Cash payments of $74 million in 1992 made in connection with the Transition Cost proceeding;

     - Higher cash payments of $102 million in 1992 due to rate refunds made by TGPL;

     - Higher cash payments of $37 million in 1992 for gas costs incurred in current and prior periods;

     - Higher cash payments of $20 million for non-recoverable producer settlements;

     Offset by:

     - Lower cash payments of $90 million due to the amount and timing of disbursements for payables and collections of receivables due primarily to payments for gas purchased in prior periods.

COMPETITION

     Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness between pipelines and the customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions.

     TGPL and its primary market-area competitors (Texas Eastern, Columbia, Southern Natural, Tennessee and Iroquois) implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. A hearing before a FERC

ALJ dealing with, among other things, TGPL's production-area rate design has been set for April 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

     TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be in a range of $5 million to $10 million; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets. See Note C - Regulatory Matters - Order 636, of the Notes to Financial Statements included in Item 8 herein.

     Although a significant portion of TGPL's firm customers have relatively secure residential and commercial end-users, virtually all of TGPL's LDCs have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of TGPL's customer deliveries are at risk to such fuel switching; however, a recent survey of TGPL's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs intend to aggressively price their system transportation to stay competitive in alternate-fuel markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Transcontinental Gas Pipe Line Corporation:

     We have audited the accompanying balance sheet of Transcontinental Gas Pipe Line Corporation (a Delaware corporation and an indirect wholly owned subsidiary of Transco Energy Company) as of December 31, 1993 and 1992, and the related statements of operations, retained earnings and premium on capital stock and other paid-in capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the financial statement schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Gas Pipe Line Corporation as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the index to Part IV, Item 14(a)2, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN & CO.

Houston, Texas
February 18, 1994

               MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The financial statements have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments of the effects of certain events and transactions based on currently available information.

     TGPL maintains accounting and other controls that management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management's authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

     TGPL's independent auditors, Arthur Andersen & Co., are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report that the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of TGPL in conformity with generally accepted accounting principles.

     The Audit Committee of the Board of Directors of Transco Energy Company (Transco), composed of two directors who are not employees of Transco, meets regularly with the independent auditors and management. The independent auditors have full and free access to the Audit Committee and meet with them, with and without management being present, to discuss the results of their audits and the quality of financial reporting.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 BALANCE SHEET
                                (NOTES B AND J)




                                                                            December 31,
                                                                   ------------------------------
                                                                       1993              1992
                                                                   ------------     -------------
                                                                           ($ thousands)

          ASSETS

Current Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,094     $      1,259
  Deposits (Note B)   . . . . . . . . . . . . . . . . . . . . .           7,348            6,351
  Receivables:
    Trade (Note F)  . . . . . . . . . . . . . . . . . . . . . .          53,924           54,922
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          34,632            7,827
    Advances to Transco (Note A)    . . . . . . . . . . . . . .         133,304           14,500
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           4,625            2,269
  Transportation and exchange gas receivable - Others (Note B)           22,000                -
  Producer settlement costs recoverable from customers (Note F)               -           34,726
  Inventories:
    Gas in storage, at LIFO   . . . . . . . . . . . . . . . . .          32,555           24,758
    Materials and supplies, at average cost   . . . . . . . . .          44,755           47,310
    Gas available for customer nomination   . . . . . . . . . .           2,237            4,373
  Prepaid gas purchases   . . . . . . . . . . . . . . . . . . .           1,676              678
  Deferred income tax benefits (Note I)   . . . . . . . . . . .               -           28,326
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,063           16,324
                                                                   -------------    -------------
    Total current assets  . . . . . . . . . . . . . . . . . . .         360,213          243,623
                                                                   -------------    -------------

Property, Plant and Equipment, at cost:
  Natural gas transmission plant  . . . . . . . . . . . . . . .       4,223,501        4,141,625
  Less - Accumulated depreciation and amortization  . . . . . .       2,480,332        2,377,572
                                                                   -------------    -------------
    Total property, plant and equipment, net  . . . . . . . . .       1,743,169        1,764,053
                                                                   -------------    -------------

Other Assets:
  Notes receivable (Note J)   . . . . . . . . . . . . . . . . .               -           15,723
  Transportation and exchange gas receivable: (Note B)
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          28,986           22,512
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .         109,564          169,911
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          75,728           85,736
                                                                   -------------    -------------
    Total other assets  . . . . . . . . . . . . . . . . . . . .         214,278          293,882
                                                                   -------------    -------------
                                                                   $  2,317,660     $  2,301,558
                                                                   =============    =============


   The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 BALANCE SHEET
                                (NOTES B AND J)

                                                                            December 31,
                                                                     ----------------------------
                                                                       1993              1992
                                                                    ------------     ------------
                                                                           ($ thousands)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt (Note F)   . . . . . . .    $          -     $    154,856
  Payables:
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .         135,231          109,185
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          26,743           29,030
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          36,554           44,405
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . .           1,107            1,484
  Transportation and exchange gas payable - Others (Note B)   .          12,000                -
  Accrued liabilities:
    Federal income taxes  . . . . . . . . . . . . . . . . . . .           4,847            4,347
    Other taxes   . . . . . . . . . . . . . . . . . . . . . . .           9,736            6,764
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .          15,357           15,884
    Employee benefits (Note H)  . . . . . . . . . . . . . . . .          20,341           24,569
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          22,864           27,277
  Reserve for producer settlements, legal and regulatory
    issues (Notes C and D)  . . . . . . . . . . . . . . . . . .           5,240           46,660
  Reserve for rate refunds (Note C)   . . . . . . . . . . . . .         141,270           52,913
  Deferred income taxes (Note I)  . . . . . . . . . . . . . . .           1,452                -
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,162           18,677
                                                                   -------------    -------------
    Total current liabilities   . . . . . . . . . . . . . . . .         448,904          536,051
                                                                   -------------    -------------
Long-Term Debt, less current maturities (Note F)  . . . . . . .         643,799          518,943
                                                                   -------------    -------------

Other Liabilities and Deferred Credits:
  Income taxes (Note I)   . . . . . . . . . . . . . . . . . . .         279,303          279,647
  Income taxes refundable to customers (Note B)   . . . . . . .          19,148           43,888
  Transportation and exchange gas payable: (Note B)
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           3,607              941
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .          75,530          133,189
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,888           69,158
                                                                   -------------    -------------
    Total other liabilities and deferred credits  . . . . . . .         442,476          526,823
                                                                   -------------    -------------

Commitments and contingencies (Notes C, D, E and F)
Cumulative Redeemable Preferred Stock, without par value: (Note G)
  Authorized 10,000,000 shares:
    Stated value $100 per share, issued and outstanding
    757,427 and 1,017,410 shares in 1993 and 1992,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .          75,743          101,741
  Less - Issue expense  . . . . . . . . . . . . . . . . . . . .             552              735
                                                                   -------------    -------------
    Total preferred stock . . . . . . . . . . . . . . . . . .            75,191          101,006
                                                                   -------------    -------------

Cumulative Redeemable Second Preferred Stock,
  without par value: (Note G)
    Authorized 2,000,000 shares: none issued or outstanding   .               -                -
                                                                   -------------    -------------

Common Stockholder's Equity:
  Common Stock $1.00 par value:
    100 shares authorized, issued and outstanding . . . . . .                 -                -
  Premium on capital stock and other paid-in capital  . . . .           283,037          280,600
  Retained earnings . . . . . . . . . . . . . . . . . . . . .           424,253          338,135
                                                                   -------------    -------------
    Total common stockholder's equity   . . . . . . . . . . . .         707,290          618,735
                                                                   -------------    -------------
                                                                   $  2,317,660     $  2,301,558
                                                                   =============    =============

The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                            STATEMENT OF OPERATIONS
                                    (NOTE B)



                                                             Years Ended December 31,
                                                  -----------------------------------------------
                                                     1993              1992              1991
                                                  ------------      ------------     ------------
                                                                   ($ thousands)
Operating Revenues:
  Natural gas sales   . . . . . . . . . . . .    $    681,839      $    522,037     $    482,654
  Natural gas transportation  . . . . . . . .         687,808           592,422          512,398
  Natural gas storage   . . . . . . . . . . .         146,416           137,292          142,060
  Other   . . . . . . . . . . . . . . . . . .           5,470             5,446            7,197
                                                 -------------     ------------      ------------
    Total operating revenues  . . . . . . . .       1,521,533         1,257,197        1,144,309
                                                 -------------     ------------      ------------
Operating Costs and Expenses:
  Cost of natural gas sales   . . . . . . . .         678,782           508,068          460,372
  Cost of natural gas transportation  . . . .         143,338            95,861           50,017
  Operation and maintenance   . . . . . . . .         175,891           181,045          184,793
  Administrative and general  . . . . . . . .         148,186           119,669          127,213
  Depreciation and amortization   . . . . . .         119,495           114,145          108,703
  Taxes - other than income taxes   . . . . .          32,593            29,669           30,426
  Provision for producer settlements, legal
    and regulatory issues (Notes C and D)   .               -            31,000           82,152
  Provision for Transition Cost proceeding
    (Note C)  . . . . . . . . . . . . . . . .               -                 -           52,996
  Provision for asset impairments   . . . . .               -                 -           32,343
  Provision for restructuring (Note H)  . . .               -                 -           23,537
  Write-off of note receivable (Note J)   . .          20,125                 -                -
                                                 -------------     ------------      ------------
    Total operating costs and expenses  . . .       1,318,410         1,079,457        1,152,552
                                                 -------------     ------------      ------------
Operating Income (Loss) . . . . . . . . . . .         203,123           177,740      (     8,243)
                                                 -------------     ------------      ------------
Other (Income) and Other Deductions:
  Interest expense  - Transition Cost
                      proceeding  . . . . . .               -               778           22,559
                    - affiliates  . . . . . .             221             2,216              727
                    - other . . . . . . . . .          62,247            69,733           89,851
  Interest income   - affiliates  . . . . . .     (     3,177)      (       191)     (     3,239)
                    - other . . . . . . . . .     (     1,928)      (     3,328)     (     9,441)
  Allowance for equity and borrowed funds
    used during construction  . . . . . . . .     (     5,126)               16      (    14,877)
  Miscellaneous other (income) and
    deductions, net   . . . . . . . . . . . .           7,320               994            5,930
                                                  ------------      ------------     ------------
    Total other (income) and other deductions          59,557            70,218           91,510
                                                  ------------      ------------     ------------
Income (Loss) Before Income Taxes . . . . . . .       143,566           107,522      (    99,753)
Provision for (Benefit of) Income Taxes
  (Note I)  . . . . . . . . . . . . . . . . . .        49,341            33,979      (    40,090)
                                                  ------------      ------------     ------------
Net Income (Loss) . . . . . . . . . . . . . .          94,225            73,543      (    59,663)
Dividends on Preferred Stock  . . . . . . . .           8,107             8,639            8,915
                                                  ------------      ------------     ------------
Common Stock Equity in Net Income (Loss)  . .    $     86,118      $     64,904     $(    68,578)
                                                  ============      ============     ============

The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 STATEMENT OF RETAINED EARNINGS AND PREMIUM ON
                    CAPITAL STOCK AND OTHER PAID-IN CAPITAL



                                                             Years Ended December 31,
                                                  -----------------------------------------------
                                                     1993              1992              1991
                                                  ------------      ------------     ------------
                                                                   ($ thousands)
Retained Earnings:
  Balance at beginning of period  . . . . . .    $    338,135      $    273,231     $    341,809
  Add (deduct):
    Net income (loss)   . . . . . . . . . . .          94,225            73,543      (    59,663)
    Dividends on preferred stock    . . . . .     (     8,107)      (     8,639)     (     8,915)
                                                 ------------      ------------     ------------
  Balance at end of period  . . . . . . . . .    $    424,253      $    338,135     $    273,231
                                                 ============      ============     ============




Premium on Capital Stock and Other
 Paid-in Capital:
  Balance at beginning of period  . . . . . .    $    280,600      $    152,370     $    139,399
  Add (deduct):
    Tran$tock contribution  . . . . . . . . .           2,227             2,253            4,028
    Capital contribution  . . . . . . . . . .             393           126,048            9,034
    Loss on reacquired preferred
      stock, net  . . . . . . . . . . . . . .     (       183)      (        71)     (        91)
                                                 ------------      ------------     ------------
   Balance at end of period . . . . . . . . .    $    283,037      $    280,600     $    152,370
                                                 ============      ============     ============

The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                            STATEMENT OF CASH FLOWS

                                    (NOTE B)

                                                                                        Years Ended December 31,
                                                                            ------------------------------------------------
                                                                                 1993             1992             1991
                                                                            --------------    -------------   --------------
                                                                                             ($ thousands)
   Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $      94,225     $     73,543    $(     59,663)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . .            133,202          128,275          120,113
       Deferred income taxes (Note I)  . . . . . . . . . . . . . . . .              4,788      (    22,545)    (    102,654)
       Allowance for equity funds used during construction (AFUDC) . .       (      2,801)     (     1,999)    (      9,100)
       Provision for producer settlements, legal and regulatory issues
       (Notes C and D) . . . . . . . . . . . . . . . . . . . . . . . .                  -           31,000           82,152
       Provision for asset impairments . . . . . . . . . . . . . . . .                  -                -           32,343
       Provision for Transition Cost proceeding (Note C) . . . . . . .                  -                -           75,555
       Provision for restructuring (Note H)  . . . . . . . . . . . . .                  -                -           23,537
       Write-off of note receivable (Note J) . . . . . . . . . . . . .             20,125                -                -
       Tran$tock compensation expense (Note H) . . . . . . . . . . . .              2,227            2,253            4,028
                                                                            --------------    -------------   --------------
                                                                                  251,766          210,527          166,311
     Transition Cost refund (Note C) . . . . . . . . . . . . . . . . .                  -      (    74,104)               -
     Nonrecoverable producer settlements . . . . . . . . . . . . . . .       (     31,600)     (    66,160)    (     45,681)
     Changes in operating assets and liabilities:
       Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (        997)     (     4,720)    (         84)
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .       (     28,884)           7,150            4,101
       Transportation and exchange gas receivable (Note B) . . . . . .             31,873      (    35,706)    (        562)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       (      8,105)     (     2,920)    (      2,259)
       Prepaid gas purchases . . . . . . . . . . . . . . . . . . . . .       (        998)           7,729            2,866
       Deferred gas costs  . . . . . . . . . . . . . . . . . . . . . .                  -            3,618           13,231
       Payables  . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,497           41,815     (     44,932)
       Transportation and exchange gas payable (Note B)  . . . . . . .       (     42,993)          11,557           12,577
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       (      1,896)     (    35,555)          21,157
       Reserve for rate matters  . . . . . . . . . . . . . . . . . . .             93,357      (    52,579)          39,376
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       (     17,671)     (     3,985)           3,310
                                                                            --------------    -------------   --------------
         Net cash provided by operating activities . . . . . . . . . .            259,349            6,667          169,411
                                                                            --------------    -------------   --------------

   Cash flows from financing activities:  (Notes F and G)
     Net additions to long-term debt . . . . . . . . . . . . . . . . .                  -          122,269                -
     Retirement of long-term debt and capital lease obligations,
     net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (     29,856)     (   200,300)    (     69,700)
     Retirement of preferred stock . . . . . . . . . . . . . . . . . .       (     25,998)     (     4,312)    (      5,404)
     Advances from Transco (Note A)  . . . . . . . . . . . . . . . . .            245,926        1,384,263          432,111
     Retirement of advances from Transco (Note A)  . . . . . . . . . .       (    245,926)     ( 1,384,263)    (    432,111)
     Receivables from affiliates for construction  . . . . . . . . . .                  -                -            6,147
     Capital contribution by parent  . . . . . . . . . . . . . . . . .                  -          126,048                -
     Dividends on preferred stock  . . . . . . . . . . . . . . . . . .       (      8,483)     (     8,703)    (      9,008)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (      2,161)     (       300)    (        508)
                                                                            --------------    -------------   --------------
         Net cash provided by (used in) financing activities . . . . .       (     66,498)          34,702     (     78,473)
                                                                            --------------    -------------   --------------
   Cash flows from investing activities:
     Property, plant and equipment, net of equity AFUDC  . . . . . . .       (    110,227)     (   115,685)    (    242,057)
     Recoverable producer settlements  . . . . . . . . . . . . . . . .                  -                -     (     30,089)
     Recovery of producer settlements  . . . . . . . . . . . . . . . .             30,412           53,175           49,601
     Net proceeds from sale of assets  . . . . . . . . . . . . . . . .                  -            4,293                -
     Advances to Transco (Note A)  . . . . . . . . . . . . . . . . . .       (  1,308,557)     (   215,911)    (    662,207)
     Retirement of advances to Transco (Note A)  . . . . . . . . . . .          1,189,753          204,607          828,525
     Notes receivable (Note J) . . . . . . . . . . . . . . . . . . . .                  -                -     (     16,000)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,603            5,483     (      2,186)
                                                                            --------------    -------------   --------------
         Net cash used in investing activities . . . . . . . . . . . .       (    193,016)     (    64,038)    (     74,413)
                                                                            --------------    -------------   --------------
   Net increase (decrease) in cash and cash equivalents  . . . . . . .       (        165)     (    22,669)          16,525
   Cash and cash equivalents at beginning of period  . . . . . . . . .              1,259           23,928            7,403
                                                                            --------------    -------------   --------------
   Cash and cash equivalents at end of period  . . . . . . . . . . . .      $       1,094     $      1,259    $      23,928
                                                                            ==============    =============   ==============
   Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest (net of amount capitalized)  . . . . . . . . . . . . .      $      61,275     $    116,076    $      64,424
       Income taxes, net . . . . . . . . . . . . . . . . . . . . . . .             94,147           66,704           51,145

  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A.   Corporate Structure and Control  . . . . . . . . . . . . . .    40
B.   Summary of Significant Accounting Policies   . . . . . . . .    41
C.   Regulatory Matters   . . . . . . . . . . . . . . . . . . . .    43
D.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    47
E.   Environmental Matters  . . . . . . . . . . . . . . . . . . .    50
F.   Financing  . . . . . . . . . . . . . . . . . . . . . . . . .    53
G.   Preferred Stock  . . . . . . . . . . . . . . . . . . . . . .    55
H.   Employee Benefit Plans   . . . . . . . . . . . . . . . . . .    56
I.   Income Taxes   . . . . . . . . . . . . . . . . . . . . . . .    60
J.   Commitments and Contingencies  . . . . . . . . . . . . . . .    61
K.   Transactions with Major Customers and Affiliates   . . . . .    64
L.   Fair Value of Financial Instruments  . . . . . . . . . . . .    66
M.   Quarterly Information (Unaudited)  . . . . . . . . . . . . .    66

                      A.  CORPORATE STRUCTURE AND CONTROL

     Transcontinental Gas Pipe Line Corporation (TGPL) is a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly- owned subsidiary of Transco Energy Company and, as used herein, the term "Transco" refers to Transco Energy Company and its wholly- owned subsidiaries unless the context otherwise requires.

      As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, TGPL has made interest bearing advances to Transco and received interest bearing advances and capital contributions from Transco. These advances are represented by demand notes. TGPL currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Balance Sheet. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2 percent below the prime rate of Citibank, N.A.

     Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to make or repay advances to TGPL or make capital contributions to TGPL.

     TGPL's Board of Directors has declared no common stock dividends in 1993, 1992 or 1991.

     Prior to 1993, TGPL was responsible for all jurisdictional gas sales to its pipeline customers. After Federal Energy Regulatory Commission (FERC) approval in January 1993, Transco implemented a plan to consolidate its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC) to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's gas sales service and, during 1993, received all margins associated with such business. For the year ended December 31, 1993, included in TGPL's cost of sales is $25.1 million representing agency fees billed by TGMC under this agreement. Consequently, in 1993, TGPL's gas sales service had no impact on its results of operations.

     Pursuant to a settlement that TGPL has with its customers, TGPL has in place a gas inventory charge (GIC) designed to allow TGPL to recover its above-spot-market gas cost through March 31, 2001. Pursuant to this settlement, in 1993 and early 1994, TGPL's agreements with its customers were renegotiated by TGMC, as agent for TGPL. TGMC and TGPL believe that the GIC agreed to with TGPL's customers will be adequate to enable recovery of its above-spot-market gas costs.

                 B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEPRECIATION AND AMORTIZATION. Depreciation rates used for major regulated gas plant facilities at year-end 1993, 1992 and 1991 were:

     Category of Property                              1993           1992           1991
     --------------------                           -----------   -------------  -----------
     Gathering facilities . . . . . . . . . . .           6.22%          6.22%          6.22%
     Storage facilities . . . . . . . . . . . .           2.50%          2.50%          2.50%
     Onshore transmission facilities  . . . . .     2.50%-2.65%          2.50%          2.50%
     Offshore transmission facilities . . . . .     3.75%-7.78%    3.75%-7.78%    3.75%-7.78%

     Depreciation of general plant is provided at straight-line rates.

     TAX POLICY. Transco and its wholly-owned subsidiaries, which include TGPL through its ownership by TGC, file a consolidated federal income tax return.
It is Transco's policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary had a separate return, but including benefits from each subsidiary's losses and tax credits that may be utilized only on a consolidated basis.

     ACCOUNTING FOR INCOME TAXES. TGPL uses the liability method of accounting for deferred taxes which requires, among other things, adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid. Net tax rate reductions related to regulated operations and subject to refund to customers over the average remaining life of natural gas transmission plant have been shown in the accompanying Balance Sheet as income taxes refundable to customers, the current portion of which is included in other current liabilities.

     In the first quarter of 1993, TGPL adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which supersedes SFAS No. 96, Accounting for Income Taxes. Due to TGPL's prior adoption of SFAS No. 96 in 1987, the adoption of SFAS No. 109 in 1993 did not have a material effect on TGPL's financial position or results of operations.

     REVENUE RECOGNITION. TGPL recognizes revenues for the sale of its commodities in the period of delivery and recognizes revenue for the transportation of gas in the period the service is provided. TGPL is subject to FERC regulations and, accordingly, certain revenues are collected subject to possible refunds pending final FERC orders. TGPL establishes reserves, where required, for such revenues collected subject to refund.

     CASH FLOWS FROM OPERATING ACTIVITIES. TGPL uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. TGPL includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

     RESTRICTED DEPOSITS. At December 31, 1993 and 1992, TGPL had approximately $7 million and $6 million, respectively, of restricted deposits that are classified on the accompanying Balance Sheet in current assets as deposits. These restricted deposits serve as collateral for various standby letters of credit, regulatory trusts and legal proceedings.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $2.3 million, $(2.0) million and $5.8 million for 1993, 1992 and 1991, respectively. The negative 1992 amount reflects a reversal of $3.9 million of AFUDC, which was recorded in prior years, as a result of a FERC audit adjustment. A reserve for this adjustment was recorded in miscellaneous other income and deductions in 1991. The allowance for equity funds was $2.8 million, $2.0 million and $9.1 million for 1993, 1992 and 1991, respectively.

     GAS IN STORAGE. TGPL utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The current replacement cost of the inventory gas in storage at December 31, 1993 and 1992 was $58 million and $43 million, respectively.

     GAS IMBALANCES. In the course of providing transportation services to customers, TGPL may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Balance Sheet. Imbalances have become of greater significance to the pipeline industry generally, since the implementation of open access transportation by the FERC in 1985, as a result of the substantial increase in the number of shippers on pipeline systems. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. TGPL's rate structure includes a method whereby most imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas in the future upon agreements of allocation and as permitted by operating conditions. These imbalances have been classified as current assets or current liabilities to the extent TGPL believes this will occur during 1994.

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. TGPL participates in a plan with Transco and certain affiliated companies that provides certain health care and life insurance benefits for retired employees. Prior to 1993, TGPL accounted for postretirement benefits other than pensions (primarily health care) on a cash basis, which had been the accounting method followed by most employers. In the first quarter of 1993, TGPL adopted SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, which requires TGPL to accrue, during the years that employees render the necessary service, the estimated cost of providing postretirement benefits other than pensions to those employees. The adoption of SFAS No. 106 did not have a material effect on its financial position or results of operations.

     POSTEMPLOYMENT BENEFITS. In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which requires TGPL, effective January 1994, to accrue the estimated cost of providing postemployment benefits to former or inactive employees after employment but before retirement if the obligation is attributable to employees' services previously rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. TGPL does not expect adoption of SFAS No. 112 to have a material effect on its financial position or results of operations.

     RECLASSIFICATIONS. Certain reclassifications have been made in the 1992 and 1991 financial statements to conform to the 1993 presentation.

                             C.  REGULATORY MATTERS

     RATE MATTERS. On June 4, 1992, the FERC issued its final order on rehearing in TGPL's Rate Settlement and GIC Settlement (Docket No. RP90-8). This order became effective in July 1992. As a result, in August 1992, TGPL made refunds of approximately $102 million, including interest, for differences between filed rates and settlement rates. Certain parties appealed the FERC's June 4, 1992 order to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). On December 17,1993, the D.C. Circuit Court issued its opinion affirming the FERC's order, except for one issue not material to TGPL which was remanded to the FERC for further consideration.

     On March 2, 1992, TGPL filed with the FERC a general rate case (Docket No. RP92-137). The general rate filing proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to TGPL's markets since its last general rate filing, and increased cost of capital. The filing also included a change to straight fixed-variable (SFV) rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect subject to refund.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly- traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL is currently on appeal before the D.C. Circuit Court. TGPL appealed, seeking to increase the rate of return, and certain other parties have appealed, seeking to lower the rate of return.

     On May 3, 1993, TGPL filed with the FERC an Offer of Settlement (the Settlement) with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolves all issues in Docket No. RP92-137 except (i) issues relating to TGPL's rate of return, which are on appeal before the D.C. Circuit Court (see discussion above), and
(ii) the issue of the appropriate load factor for the design of TGPL's interruptible rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only (see Order 636 below for discussion of additional issues referred to this hearing). On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994. In early 1994, TGPL will make the initial refunds (approximately $100 million, including interest) under RP92-137. TGPL has previously provided a reserve for that refund.

TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under RP92-137.

     TRANSITION COST PROCEEDING. In 1986, TGPL filed to recover from its customers $82 million of specific gas supply costs incurred during prior periods (the Transition Cost proceeding). The FERC ordered a hearing regarding the recovery of such costs but permitted TGPL to begin collecting such costs subject to refund. Through April 1989 when TGPL ceased collecting these costs, approximately $51 million had been collected. On January 15, 1992, the FERC issued a final order on the Transition Cost proceeding which required TGPL to pay cash refunds within thirty days of issuance of the order totaling approximately $51 million, plus interest of approximately $23 million, to its customers and forego recovery of an additional $26 million in gas costs incurred by TGPL during 1985 and 1986. TGPL made the cash refunds in 1992.

     TGPL appealed the FERC's decision to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). Several customers also filed petitions for review. On August 27, 1993, the Fifth Circuit issued its opinion affirming the FERC's order in all respects.

     FUEL RETENTION PROCEEDINGS. On February 23, 1989, the FERC issued an order which found, among other things, that TGPL had overcollected for fuel from transportation customers during the period April 1, 1984 to April 1, 1987. The order required TGPL to refund the difference between the amount collected and the rate allowed for fuel retention. Accordingly, TGPL made refunds to customers of approximately $35 million, including interest. In response to subsequent FERC orders, TGPL recalculated the refund and on November 30, 1993 under this revised calculation, TGPL made additional refunds of approximately $11.6 million, including interest. TGPL had previously provided a reserve that was sufficient for these refunds. On February 9, 1994, the FERC issued an order accepting TGPL's refund report stating that TGPL made the refunds in accordance with the FERC's orders.

     ORDER 94-A. In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including TGPL, to bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In February 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

     TGPL's GIC Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs.

On October 26, 1993, TGPL and Columbia executed a letter agreement by which the parties resolved the amount of refunds to be made to Columbia in this proceeding. Pursuant to the letter agreement, TGPL and Columbia agreed that TGPL shall refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. This letter agreement was filed with the FERC on October 26, 1993 and is subject to approval by the FERC. TGPL has provided a reserve which is sufficient to cover the refund provided for by the letter agreement. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A cost from Columbia, Columbia could no longer support, pending rehearing in those proceedings, the letter agreement between TGPL and Columbia. Columbia requested that the FERC hold any action on the letter agreement in abeyance pending action on rehearing in the other proceedings. On February 4, 1994, TGPL filed a response opposing Columbia's January 26 letter, stating that the October 26 letter agreement constitutes a valid and binding agreement between TGPL and Columbia and requesting that the FERC approve that letter agreement without delay. This matter is pending before the FERC.

     Although no assurances can be given, TGPL believes that the final resolution of the recovery of production-related costs will not have a material adverse effect on its financial position or results of operations.

     ORDER 636. On November 1, 1993, TGPL implemented Order 636. In connection with its implementation of Order 636, TGPL received orders from the FERC which, among other things, (i) required TGPL to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted TGPL's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted TGPL from having to reflect Mobile Bay transportation volumes and related revenues in an interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by TGPL and its sales customers resolving certain sales service issues and mooting potential issues regarding TGPL's recovery of gas supply realignment (GSR) costs associated with TGPL's firm sales service, and (iv) referred to the hearing in Docket No. RP92-137 the following issues:
TGPL's limited Section 4 filing with the FERC relating to TGPL's production-area rate design, the allocation of certain costs to TGPL's sales service, TGPL's use of a system-wide cost of service, the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area.
Any changes in TGPL's rates or services resulting from this hearing would have a prospective effect only. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs, including GSR costs. TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be in a range of $5 million to $10 million.

     TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. These appeals have been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review.

     TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

     TGPL expects that any Order 636 transition costs incurred should be recovered from TGPL's customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers. Although no assurances can be given, TGPL does not believe that the implementation of Order 636 will have a material adverse effect on its financial position or results of operations.

                             D.  LEGAL PROCEEDINGS

     PRODUCER CONTRACT LITIGATION. TGPL has one remaining proceeding involving take-or-pay and other producer contract claims. In this lawsuit, a producer filed in federal district court in Texas claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. Such producer is seeking damages of approximately $30 million, of which approximately $10 million represents claims for punitive damages. In October 1992, the court issued an order granting TGPL's motion for summary judgment on the antitrust claims and in June 1993, the court issued an order granting TGPL's motion for summary judgment on all remaining claims. The producer has filed an appeal. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

     In 1993, TGPL resolved another case involving producer contract claims in which a pipeline company filed suit against TGPL in a federal district court in Texas claiming that TGPL failed to pay amounts due under a FERC-certificated contract. The FERC issued a final order authorizing TGPL retroactively to abandon its purchase of gas from the plaintiff, and TGPL filed a motion for summary judgment asking the court to absolve it from liability under the contract. The court issued orders granting TGPL's motion for summary judgment on all counts.

     On May 7, 1992, TGPL and Challenger Minerals, Inc. (Challenger) entered into a Settlement Agreement to settle all matters in controversy between them, including, but not limited to, all claims and causes of action which were asserted or which might have been asserted in the lawsuit. In settling this litigation, TGPL agreed to provide shares of Transco common stock with a market value of $15 million to Challenger in 1994 and in connection with such agreement placed 1,500,000 shares of Transco common stock in escrow. The number of shares ultimately released to Challenger was to be determined by dividing $15 million by Transco's average common stock price during January 1994, subject to certain adjustments, with Challenger receiving a minimum of 750,000 shares. In February 1994, 1,017,771 shares of Transco common stock were released to Challenger from escrow and the remainder of the shares were returned to Transco.

     DAKOTA GASIFICATION LITIGATION. In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipelines had not complied with their respective obligations under certain gas purchase and gas transportation contracts. Specifically at issue is the proper price to be paid by TGPL and the other pipelines for synthetic gas since August 1989, the proper rate to be charged by Dakota for transportation through the Great Plains pipeline since October 1987, and the proper quantity of synthetic gas required to be taken-or-paid for by TGPL and the other pipelines.

     On September 8, 1992, Dakota and the United States Department of Justice on behalf of the Department of Energy (DOJ) filed a Third Amended Complaint in the U.S. District Court in North Dakota naming as defendants in the suit, in addition to TGPL and the other pipelines, Transco and Transco Coal Gas Company, the subsidiary of Transco that was the partner in Great Plains Gasification Associates (Partnership), the partnership that originally constructed the Plant. In addition, Dakota and DOJ named as defendants all of the other partners in the Partnership and each of the parent companies of these entities. In the Third Amended Complaint, Dakota and DOJ charge: (i) the pipeline defendants with breach of contract for failure to pay for volumes of gas tendered but not taken, for underpayment for gas purchased and for failure to pay for transportation services; (ii) all defendants with breach of representations and warranties, misrepresentation and breach of an implied covenant of good faith and fair dealing; and (iii) all parent company defendants and the affiliated partner defendants of each of the pipeline defendants with intentional interference with contractual relations. Dakota and DOJ are seeking declaratory and injunctive relief; the recovery of damages, alleging that the four pipeline defendants have underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services; and costs and expenses, including attorneys' fees. On October 30, 1992, Dakota invoiced TGPL $70.5 million for "all synthetic gas costs" Dakota claims are due from TGPL. Because the proper gas price under TGPL's gas purchase contract with Dakota is derived from a formula involving the weighted average prices paid for certain natural gas purchased by TGPL, and is further the average of each of such prices calculated for each of the four pipeline purchasers, it is not feasible at this time for TGPL to determine if it in fact has underpaid for gas.

     Recent settlement negotiations between all of the parties to this litigation have resulted in the execution of a nonbinding settlement term sheet. The parties are currently working toward the execution of definitive agreements which would settle the litigation subject to final nonappealable regulatory approvals. The proposed settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. In the event that the settlement agreement is not consummated or if the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit.

     Although no assurances can be given, TGPL and Transco believe that TGPL has substantially complied with its obligation under the contracts with Dakota and that Transco and Transco Coal Gas Company have not breached representations, warranties or implied covenants and have not intentionally interfered with the parties' contractual relations. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation, whether settled or not, will have a material adverse effect on its financial position or results of operations.

     ROYALTY CLAIMS. In connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for "excess royalties" which the producer may be required to pay as a result of such settlements. On October 15, 1992, the United States Court of Appeals for the Fifth Circuit and the Louisiana Supreme Court, with respect to the same litigation in applying Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the Courts. Furthermore, the State Mineral Board of Louisiana has passed a resolution directing the State's lessees to pay to the State royalties on gas contract settlement payments. As a result of these and related developments, TGPL has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against TGPL pursuant to the indemnification provisions in their settlements. Indemnification for excess royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and TGPL.

     TGPL has been notified by two producers that they believe TGPL is obligated to reimburse each of them for approximately $16.0 million and $3.6 million, respectively, in settlement payments made by such producers to certain royalty owners in East Texas. TGPL has denied liability to the two producers and believes that it has meritorious defenses to these claims which it intends to pursue vigorously. One of the producers filed a lawsuit against TGPL in a state court on January 14, 1994.

     TGPL has been named as a defendant in three other lawsuits involving claims by producers and/or royalty owners, two in South Texas and one in Louisiana. In one of the Texas lawsuits, the royalty owners have made allegations against the producer for breach of express obligations under the lease; breach of covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In the other Texas suit, the royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. However, except for this omission, the royalty owners' claims in the second suit are virtually identical to the ones made in the first. In addition, the royalty owners have sued the parent and an affiliate of the producer and TGPL for allegedly conspiring to tortiously interfere with their lease. The producer defendant in the Texas cases has cross-claimed against TGPL pursuant to the excess royalty provision in the Omnibus Contract Amendment and Settlement Agreement between TGPL and the producer. While the complaints have not specified monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million. One of the Texas lawsuits is set for trial on December 2, 1994. In the Louisiana case, the royalty owners have alleged that they were third party beneficiaries to the original gas purchase contract between TGPL and the producers and that the settlement agreement entered into between TGPL and such producers is not valid without the royalty owners' consent. Additionally, in a separate lawsuit consolidated with the TGPL lawsuit, allegations have been made that Transco Exploration Company (TXC) and TXP Operating Company (TXPO) and other defendant-producers were entitled to make claims for breach of the gas purchase contracts but failed to either make claim or receive compensation for such breaches. The royalty owners make a number of allegations with respect to breach of the leases and breach of implied covenants similar to those alleged in the South Texas cases. The royalty owners have not specified an amount of monetary damages in their complaints. Trial is set for September 1994.

     Each of the royalty cases is in the discovery process. TGPL, TXC and TXPO have each denied liability in the litigation and each believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the excess royalty provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners. Although no assurances can be given, TGPL believes that the ultimate resolution of these royalty claims and litigation will not have a material adverse effect on its financial position or results of operations.

                           E.  ENVIRONMENTAL MATTERS

     TGPL is subject to extensive federal, state and local environmental laws and regulations which affect TGPL's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. TGPL's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices which have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, TGPL has had studies underway to test its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, TGPL estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $52 million to $62 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. TGPL is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1993, TGPL had a reserve of approximately $52 million for these estimated costs.

     TGPL considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, TGPL has been permitted recovery of environmental costs incurred, and it is TGPL's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in the accompanying Balance Sheet.

     Since 1989, TGPL has been involved in discussions with the Pennsylvania Department of Environmental Resources (PADER) concerning environmental conditions at TGPL's operating sites in Pennsylvania. These discussions have resulted in the execution of a consent order and agreement in 1992 between PADER and TGPL. TGPL agreed to conduct an environmental assessment and remediation program at its Pennsylvania sites, fund certain beneficial environmental projects, pay oversight costs and pay a $425,000 civil penalty. Of such penalty, $142,000 remains to be paid in May 1994. The estimated costs of the environmental assessment and remediation program are included in the $52 million to $62 million range discussed above.

     TGPL has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. TGPL has worked closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $52 million to $62 million range discussed above. Proposed civil penalties have been assessed by the EPA against another major pipeline company for the alleged improper use and disposal of PCBs. Although similar penalties have not been asserted against TGPL to date, no assurance can be given that the EPA may not seek such penalties in the future.

     TGPL has been named as a potentially responsible party (PRP) in one Superfund waste disposal site, the Combustion Inc. site, and in two state sites. Based on present volumetric estimates, TGPL's exposure for remediation of the Combustion Inc. site is estimated to be $500,000. TGPL's estimated individual exposure at each of the two state sites where it has been named as a PRP is less than $100,000 per site. The estimated remediation costs for all such sites have been included in TGPL's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amount described above. Although no assurances can be given, TGPL does not believe that its PRP status will have a material adverse effect on its financial position or results of operations.

     TGPL is also subject to the federal Clean Air Act and the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. TGPL is installing new emission control devices where required and conducting certain emission testing programs to comply with the federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. TGPL has compressor stations in ozone non-attainment areas that could require substantial additional air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new requirements until the states approve TGPL's proposed plans for modifications, TGPL expects that significant capital spending may be required to modify TGPL's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $20 million to $30 million over the next five years and will be recorded as assets as the facilities are added.

                                 F.  FINANCING

     LONG-TERM DEBT. At December 31, 1993 and 1992, long-term debt issues were outstanding as follows (in thousands):

                                                                      1993           1992
                                                                  ------------   -------------
Debentures:
    9-1/8% due 2017 . . . . . . . . . . . . . . . . . . . . . .   $    150,000   $    150,000
                                                                  ------------   -------------
Notes:
    9% due 1996 . . . . . . . . . . . . . . . . . . . . . . . .        150,000        150,000
    8-1/8% due 1997 . . . . . . . . . . . . . . . . . . . . . .         99,000         99,000
    6.21% due 2000 (subject to remarketing in 1996) . . . . . .        125,000        125,000
    8-7/8% due 2002 . . . . . . . . . . . . . . . . . . . . . .        125,000        125,000
                                                                  ------------   -------------
       Total notes  . . . . . . . . . . . . . . . . . . . . . .        499,000        499,000
                                                                  ------------   -------------
Other:
    Unguaranteed portion of producer settlement costs sold  . .              -         29,856
                                                                  ------------   -------------
Total long-term debt issues . . . . . . . . . . . . . . . . . .        649,000        678,856
    Less:    Unamortized debt premium and discount  . . . . . .          5,201          5,057
             Current maturities . . . . . . . . . . . . . . . .              -        154,856
                                                                  ------------   -------------
Total long-term debt, less current maturities . . . . . . . . .   $    643,799   $    518,943
                                                                  ============   =============

    Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1993 are as follows (in thousands):

          1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      -
                                                                        =========
          1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      -
                                                                        =========
          1996:
              9% Notes  . . . . . . . . . . . . . . . . . . . . . . .    $150,000
              6.21% Notes . . . . . . . . . . . . . . . . . . . . . .     125,000
                                                                        ---------
                  Total   . . . . . . . . . . . . . . . . . . . . . .    $275,000
                                                                        =========
          1997:
              8-1/8%  . . . . . . . . . . . . . . . . . . . . . . . .    $ 99,000
                                                                        =========

      No property is pledged as collateral under any of the long-term debt issues.

      REFINANCING. In May 1993, TGPL repriced the interest rate on its Extendible Notes due May 15, 2000. The interest rate for the interest period beginning May 15, 1993 and ending May 14, 1996 is 6.21%. The Extendible Notes are equal in rank with all existing indebtedness of TGPL and senior in right of payment to any future subordinated indebtedness. The Extendible Notes are redeemable at the option of TGPL, in whole or in part, at their principal amount plus accrued interest thereon on May 15, 1996. This was a refinancing and TGPL did not receive any proceeds from the resale of the Extendible Notes.

      RESTRICTIVE COVENANTS. Transco has in place a $450 million working capital line with a group of fifteen banks that will continue through December 31, 1996. TGPL is guarantor of $270 million of this working capital line. Effective December 31, 1993, Transco and a group of banks entered into a $50 million reimbursement facility. This facility provides Transco the opportunity to obtain standby letters of credit under certain circumstances from the banks. TGPL is guarantor of $30 million of the obligations that arise under this facility. Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any of the property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to make or repay advances to TGPL or make capital contributions to TGPL.

      Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of December 31, 1993, approximately $287 million of TGPL's retained earnings of $424 million was available for distribution.

      SALE OF RECEIVABLES. TGPL has sold trade and producer settlement receivables and continues to sell trade receivables. The sale of trade receivables is made without recourse.

      In September 1993, TGPL entered into a new program to sell monthly trade receivables to replace a similar program which expired. The new trade receivable program, which expires in September 1995, provides for the sale of up to $100 million of trade receivables on substantially the same terms as the prior program.

      To maintain the level of trade receivables sold at approximately $100 million, new trade receivables are sold as collections reduce previously sold trade receivables. At December 31, 1993 and 1992, approximately $100 million and $108 million, respectively, of trade receivables were held by an investor.

                              G.  PREFERRED STOCK

      TGPL has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which 757,427 shares and 1,017,410 shares were outstanding at December 31, 1993 and 1992, respectively. TGPL has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred had been issued at December 31, 1993. The first preferred stock issued and outstanding at December 31, 1993 and 1992, included the following series:


                                                                                  Amount
                                                         Shares               (in thousands)
                             Stated Value       -----------------------   -----------------------
                              Per Share            1993         1992         1993         1992
                             ------------       ----------   ----------   ----------   ----------
      $5.00 Series  . . .        $100              12,500       25,000    $   1,250    $   2,500
      $4.80 Series  . . .        $100              20,000       30,000        2,000        3,000
      $6.65 Series  . . .        $100              49,927       62,410        4,993        6,241
      $8.75 Series  . . .        $100             675,000      900,000       67,500       90,000
                                                ----------   ----------   ----------   ----------
        Total preferred stock
          outstanding   .                         757,427    1,017,410    $  75,743    $ 101,741
                                                ==========   ==========   ==========   ==========

      The preference in involuntary liquidation is the stated value of each issue. The sinking fund redemption price for each series is the stated value per share plus accrued and unpaid dividends.

      The shares of each series are redeemable by various annual sinking fund requirements in each of the years 1994 through 1997. TGPL may redeem in whole or in part the preferred shares of each series at the stated value of each series. Sinking fund requirements applicable to preferred stock outstanding at December 31, 1993, are (in thousands):

                               1994   . . . . . . .   $   25,998
                               1995   . . . . . . .       24,748
                               1996   . . . . . . .       23,748
                               1997   . . . . . . .        1,249

      TGPL may not declare any common stock dividends if the sinking fund provisions of the preferred stock of TGPL are not met. The preferred stock of TGPL, excluding the $8.75 series, has no voting rights except in cases of (i) amending the Certificate of Incorporation so as to affect adversely the rights, powers or preferences of the preferred stock, (ii) the merger or consolidation by TGPL with any other corporation, (iii) the sale of all or substantially all of its assets, or (iv) whenever dividends payable on the preferred stock are in arrears in an aggregate amount equivalent to six full quarterly dividends, in which case the outstanding preferred stock shall have the exclusive right, voting separately and as a class, to elect two directors of TGPL until all past dividends have been paid. The $8.75 series has no voting rights except in cases of (i) and (ii) above.

      The changes in the total TGPL preferred stock in each of the years 1993, 1992 and 1991 are (in thousands):

                                 1993                 1992                     1991
                          -------------------   --------------------    -------------------
                          Shares     Amount     Shares       Amount     Shares     Amount
                          ------   ----------   ------     ----------   ------   ----------
Balance at beginning of
  year  . . . . . . .     1,017    $ 101,741    1,061      $ 106,059     1,115    $ 111,473
Retirements . . . . .       260       25,998       44          4,318        54        5,414
                          ------   ----------   ------     ----------   ------    ----------
Balance at end of year      757    $  75,743    1,017      $ 101,741     1,061    $ 106,059
                          ======   ==========   ======     ==========   ======    ==========

                           H.  EMPLOYEE BENEFIT PLANS

      RETIREMENT PLANS. TGPL has a retirement plan (Retirement Plan) with Transco and certain affiliated companies that covers substantially all of TGPL's officers and regular employees.

      The benefits under the Retirement Plan are determined by a formula based on the employee's highest 36 consecutive months of earnings out of the last 60 months of service prior to actual retirement date and years of participation in the Retirement Plan. The Retirement Plan provides for the vesting of employees after five years of credited service. Transco's funding policy is to contribute an amount at least equal to the minimum funding requirements actuarially determined by an independent actuary in accordance with the Employee Retirement Income Security Act of 1974. The Retirement Plan's assets, which are managed by external investment organizations, include cash and cash equivalents, corporate and government debt instruments, preferred and common stocks, commingled funds, international equity funds and venture capital limited partnership interests.

      The following table sets forth the funded status of the Retirement Plan at October 1, 1993 and 1992, and the amount of accrued pension costs as of December 31, 1993 and 1992 (in thousands):

                                                                          1993          1992
                                                                       ----------    ----------
      Actuarial present value of accumulated benefit
        obligation, including vested benefits of
        $107,428 at October 1, 1993 and $93,350 at
        October 1, 1992   . . . . . . . . . . . . . . . . . . . .      $(117,718)    $(104,328)


      Actuarial present value of projected benefit obligation . .      $(156,856)    $(138,669)
      Plan assets at fair value   . . . . . . . . . . . . . . . .        118,193       106,801
                                                                       ----------   ----------
      Projected benefit obligation in excess of plan assets . . .      (  38,663)    (  31,868)
      Unrecognized net (gain) loss  . . . . . . . . . . . . . . .          5,676     (     739)
      Unrecognized net asset at October 1, 1984 being
        recognized over 15 years  . . . . . . . . . . . . . . . .       (  6,299)    (   7,350)
      Unrecognized prior service cost   . . . . . . . . . . . . .       (  2,843)    (   3,071)
      Activity subsequent to measurement date   . . . . . . . . .          1,171           732
                                                                       ----------   ----------
      Accrued pension cost  . . . . . . . . . . . . . . . . . . .      $( 40,958)   $(  42,296)
                                                                       ==========   ==========

      The following table sets forth the components of the Retirement Plan's pension cost, including TGPL's, for the years ended December 31, 1993, 1992 and 1991 (in thousands):

                                                                  1993           1992           1991
                                                              ------------  ------------   -------------
    Service cost-benefits earned during the period. .         $     6,664   $      6,425   $      7,061
    Interest cost on projected benefit obligation . .               9,950          9,380          9,629
    Actual return on plan assets  . . . . . . . . . .           (  15,155)     (  10,141)    (   21,145)
    Net amortization and deferral . . . . . . . . . .               3,563      (     365)        12,757
    Early retirement termination benefits . . . . . .                   -              -            757
                                                              ------------  ------------   -------------
    Transco pension cost  . . . . . . . . . . . . . .         $     5,022   $      5,299   $      9,059
                                                              ===========   ============   =============

       The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the Retirement Plan for the years 1993, 1992 and 1991(1):

                                                                1993     1992      1991
                                                               ------   ------    ------
           Discount rate  . . . . . . . . . . . . . . . . . .   7.25%     7.5%    7.75%
           Rate of increase in future compensation levels . .    5.0%     5.0%     5.0%
           Expected long-term rate of return on assets. . . .     10%      10%      10%

       (1) Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

       Effective November 15, 1991, an amendment to the Retirement Plan was adopted to allow the lump sum payment of benefits to all current active and terminated vested participants. A lump sum distribution is the discounted present value of a participant's vested benefit. The effect of this amendment was to reduce unrecognized prior service cost by $6.1 million.

       During 1991, TGPL offered a special voluntary retirement program (SVRP) to a certain group of employees. The SVRP included an incentive in the form of increased pension benefits to be paid out of the Retirement Plan.
Approximately 124 employees elected to retire under the SVRP. The net cost of the SVRP to the Retirement Plan was approximately $0.8 million ($0.5 million, after-tax). In connection with Transco's plans to reduce TGPL's work force by a total of approximately 275 employee positions, an additional charge of $9.5 million ($6.3 million, after-tax) was recorded by TGPL for estimated severance costs.

       TRAN$TOCK. In January 1987, Transco's Board of Directors approved the establishment of a new employee stock ownership plan called Tran$tock, which subsequently purchased 3,966,942 shares of newly issued Transco common stock at $45-3/8 per share. The Tran$tock plan was funded by a $180 million loan at an interest rate of 7.39% due in 1994. Tran$tock subsequently used $120 million of the funds received from the restructuring of Transco's retirement plan to reduce the outstanding loan balance. Interest and principal on the remaining loan balance of $9 million at December 31, 1993, is being serviced by tax-deductible dividends paid on the common stock held by Tran$tock and contributions by Transco.

       Compensation expense of $2.2 million, $2.3 million and $4.0 million related to Tran$tock has been recognized by TGPL in 1993, 1992 and 1991, respectively. This expense represents the shares of Transco common stock allocated to employees of TGPL for 1993, 1992 and 1991, respectively. In each of these respective years, TGPL has recorded a capital contribution from Transco in the amount of the expense.

       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. TGPL has a plan (Plan) with Transco and certain affiliated companies that provides certain health care and life insurance benefits for retired employees of TGPL and certain other Transco subsidiaries.

       The Plan provides medical and life insurance benefits to employees who retire under the Retirement Plan with at least ten years of participation in Transco's group insurance plans and the Retirement Plan immediately preceding retirement. Effective January 1, 1994, the Plan was amended to require monthly contributions by retirees and to increase annual deductibles, out-of-pocket limits and lifetime maximum benefits per individual.

       The medical benefits for all retired TGPL employees are currently funded at a specified amount per month through a trust established under the provisions of section 501(c)(9) of the Internal Revenue Code.

       Prior to 1993, TGPL accounted for postretirement benefits other than pensions (primarily health care) on a cash basis, which had been the accounting method followed by most employers. In the first quarter of 1993, TGPL adopted SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, which requires

TGPL to accrue, during the years that employees render the necessary service, the estimated cost of providing postretirement benefits other than pensions to those employees. At the January 1, 1993 date of adoption of SFAS No. 106, TGPL's postretirement benefits obligation (transition obligation) was $104 million. TGPL's transition obligation was reduced by approximately $9 million by the Plan amendments discussed above. The transition obligation is being amortized over twenty years.

       The following table sets forth the funded status of the Plan at December 31, 1993 reconciled with the accrued postretirement benefits cost at December 31, 1993 (in thousands):

                                                                     1993
                                                                   ----------
          Accumulated postretirement benefit obligation:
            Retirees  . . . . . . . . . . . . . . . . . . . . .   $(  66,927)
            Fully eligible active plan participants   . . . . .    (  38,824)
            Other active plan participants  . . . . . . . . . .    (  10,144)
                                                                   ----------
                                                                   ( 115,895)
          Plan assets at fair value   . . . . . . . . . . . . .       13,698
                                                                   ----------
          Accumulated postretirement benefit obligation in
            excess of plan assets   . . . . . . . . . . . . . .    ( 102,197)
          Unrecognized net gain   . . . . . . . . . . . . . .      (   3,350)
          Unrecognized transition obligation  . . . . . . . . .      100,959
                                                                   ----------
          Accrued postretirement benefit cost   . . . . . . . .   $(   4,588)
                                                                   ==========

       The following table sets forth the components of the Plan's net periodic postretirement benefit cost, including TGPL's, for the year ended December 31, 1993 (in thousands):

                                                                     1993
                                                                   ----------
            Service cost-benefits earned during the period  . .   $    2,812
            Interest cost on accumulated postretirement benefit
              obligation  . . . . . . . . . . . . . . . . . . .        9,483
            Actual return on plan assets  . . . . . . . . . . .    (     428)
            Amortization of transition obligation   . . . . . .        6,034
            Net amortization and deferral   . . . . . . . . . .    (      28)
                                                                   ----------
            Net periodic postretirement benefit cost  . . . . .   $   17,873
                                                                   ==========

       TGPL's share of the Plan's net periodic postretirement benefit cost for 1993 was $16.2 million. TGPL's cost of providing these benefits for retirees and survivors during 1992 and 1991 on a pay-as-you-go-basis were $4.6 million and $4.1 million, respectively.

       The annual expense is subject to change in future periods as a result of, among other things, the passage of time, changes in participants, changes in plan benefits and changes in assumptions upon which the estimates are made.

       For measurement purposes as of December 31, 1993, the initial annual rate of increase in the per capita cost of covered health care benefits was assumed to be 12%.

The rate was assumed to decrease gradually to 6% for the year 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation for health care benefits as of January 1, 1994 by 11% and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1994 by 14%.

       To determine the accumulated postretirement benefit obligation, the Plan used a discount rate of 7.25% and a salary growth assumption of 5.0% per annum. Plan assets are managed by external investment organizations and include cash and cash equivalents, commingled funds, preferred and common stocks and government and corporate debt instruments. The expected long-term rate of return on plan assets was 7% after taxes. Realized returns on plan assets are subject to federal income taxes at a sliding scale that reaches a 39.6% tax rate.

       In January 1993, TGPL began recovering in rates its postretirement benefits costs accrued under SFAS No. 106.

       TGPL believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses that will be recoverable in rates. The adoption of SFAS No. 106 did not have a material adverse effect on TGPL's financial position or results of operations.

                                I.  INCOME TAXES

       Following is a summary of the provision for (benefit of) income taxes for 1993, 1992 and 1991 (in thousands):

                                                       1993           1992           1991
                                                    ------------  ------------   -------------
    Federal:
       Current  . . . . . . . . . . . . . . . .     $    38,593   $    53,180    $    63,604
       Deferred   . . . . . . . . . . . . . . .           1,767    (   25,353)    (  101,331)
                                                    ------------  ------------   -------------
                                                         40,360        27,827     (   37,727)
    State and municipal . . . . . . . . . . . .           8,981         6,152     (    2,363)
                                                    ------------  ------------   -------------
    Provision for (benefit of) income taxes . .     $    49,341   $    33,979    $(   40,090)
                                                    ============  ============   =============

      On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. Among its provisions was an overall increase in corporate federal income tax rates from 34% to 35% effective January 1, 1993. As a result, TGPL recognized additional income tax expense of $1.0 million in 1993 related to the increase in corporate federal income tax rates.

      Following is a reconciliation of the statutory federal income tax rate to the effective tax rate (amounts in thousands):

                                      1993                    1992                   1991
                            -----------------------  ---------------------   ---------------------
                                          Percent                 Percent                  Percent
                                           of                       of                       of
                                          Pretax                  Pretax                   Pretax
                              Amount      Income       Amount     Income        Amount     Income
                            ----------   ----------  ----------  ---------   -----------  ---------
Taxes computed by
   applying statutory rate  $ 47,105       35.0 %    $  34,466     34.0 %    $( 33,113)   ( 34.0)%
Amortization of over
   funded tax liabilities    ( 7,675)     ( 5.7)%     (  7,675)  (  7.6)%     (  7,675)   (  7.9)%
Tran$tock compensation           779        0.6 %          766      0.8 %        1,370       1.4 %
Other, net                       151        0.1 %          270      0.3 %        1,691       1.8 %
                            ----------   ----------  ----------  ---------   -----------  ---------
Provision for (benefit of)
   federal income taxes     $ 40,360       30.0 %    $  27,827     27.5 %    $( 37,727)   ( 38.7)%
                            ==========   ==========  ==========  =========   ===========  =========

      Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years, or temporary differences resulting from events that have been recognized in the financial statements that will result in taxable or deductible amounts in future years. The tax effect of each type of temporary difference and carryforward reflected in deferred income tax benefits and liabilities as of December 31, 1993 and 1992 are as follows (in thousands):

(Assets) Liabilities                                                                 1993           1992
- --------------------                                                              ------------   ------------
Producer settlements, legal and regulatory issues expensed for
    financial purposes but deferred for tax purposes, net . . . . . .            $ (  19,395)   $ (  19,210)
Federal income tax benefit for state income taxes . . . . . . . . . .             (   12,334)    (    9,325)
Restructuring costs expensed for financial purposes but deferred for
    tax purposes until paid . . . . . . . . . . . . . . . . . . . . .             (    3,696)    (    5,368)
Depreciation differences  . . . . . . . . . . . . . . . . . . . . . .                281,534        264,976
Revenues collected subject to refund recognized for tax purposes but
    deferred for financial purposes until refunded to customers, net                  15,636            718
Allowance for funds used during construction  . . . . . . . . . . . .                 11,881         10,634
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  7,129          8,896
                                                                                  -----------   ------------
Net deferred income tax liability . . . . . . . . . . . . . . . . . .            $   280,755    $   251,321
                                                                                  ===========   ============

                        J. COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS. TGPL has a 20-year lease agreement for its headquarters building which expires in 2004. The lease is with Transco Tower Limited, a partnership in which Transco has an indirect 12.5% interest. TGPL has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each.

     The future minimum lease payments under TGPL's various operating leases are as follows (in thousands):

                                                                Operating Leases
                                                    -----------------------------------------
                                                      Transco         Other
                                                       Tower         Leases          Total
                                                    ------------  ------------   -------------
       1994   . . . . . . . . . . . . . . . . .     $    27,250   $      4,271   $     31,521
       1995   . . . . . . . . . . . . . . . . .          27,250          4,016         31,266
       1996   . . . . . . . . . . . . . . . . .          27,250            944         28,194
       1997   . . . . . . . . . . . . . . . . .          27,250              -         27,250
       1998   . . . . . . . . . . . . . . . . .          27,250              -         27,250
       Thereafter   . . . . . . . . . . . . . .         143,061              -        143,061
                                                    ------------  -------------  -------------
          Total minimum obligations . . . . . .     $   279,311   $      9,231   $    288,542
                                                    ============  =============  =============

       TGPL's Transco Tower lease agreement covers all space occupied by Transco and its subsidiaries, including TGPL. TGPL is reimbursed by the other subsidiaries for their share of the building lease expense. TGPL's lease expense is as follows (amounts expressed in thousands):

                                                        1993          1992            1991
                                                    ------------  -------------  -------------
       Transco Tower lease expense  . . . . . .     $    22,624   $     20,856   $     16,081
       Other lease expense  . . . . . . . . . .           9,716         11,356         11,466
                                                    ------------  -------------  -------------
          Total   . . . . . . . . . . . . . . .     $    32,340   $     32,212   $     27,547
                                                    ============  =============  =============

       LONG-TERM GAS PURCHASE CONTRACTS. TGPL has long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose TGPL to financial risks pursuant to these provisions.

       Pursuant to a settlement that TGPL has with its customers, TGPL has in place a GIC designed to allow TGPL to recover its above-spot-market gas costs through March 31, 2001. TGMC and TGPL believe that the GIC agreed to with its customers will be adequate to enable recovery of TGPL's above-spot-market gas costs. As discussed in Note A, in January 1993, TGPL entered into an agency agreement with TGMC to manage all of TGPL's jurisdictional sales. However, TGPL is at risk for any above-spot-market gas costs that may be incurred in excess of the amounts recovered under the GIC.

       TGPL's basic business policy is to perform under the terms and conditions of its contractual obligations. To achieve this objective, an operating plan is utilized to monitor the current status of contractual obligations under each gas purchase agreement, whereby the obligation-to-date is matched against the performance-to-date. Any overperformance or underperformance is corrected by appropriate adjustments to the operating plan over the remainder of the period of the agreement. Deliverability tests, actual takes and prices paid are some of the factors reviewed at least monthly, and in most cases weekly, in order to ensure that performance is proceeding according to plan.

Since TGPL has been and expects to continue to be able to perform in accordance with its contract terms, no provision has been recorded for future loss. TGPL does not believe that financial risks associated with its long-term gas purchase contracts are material to TGPL's financial position or results of operations.

       ROYALTY COMMITMENTS. In connection with TGPL's renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for royalties which the producer may be required to pay as a result of such settlements (see Note D. Legal Proceedings - Royalty Claims).

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

       TRADE RECEIVABLES. As of December 31, 1993, TGPL had trade receivables of $54 million. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. TGPL's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables.

       NOTE RECEIVABLE. In April 1991, TGPL accepted a note receivable in consideration for the conveyance of certain interests in a gas field and related processing plant to a producer. The note was to be repaid out of proceeds from the field production and plant revenues. However, in October 1993, the producers sold the gas field and related processing plant. TGPL's portion of the sales proceeds was used to reduce the outstanding note receivable. The remaining balance plus certain associated costs were written off in September 1993 resulting in an after-tax non-cash charge of $12.5 million.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       FUTURES CONTRACTS. TGPL has been a party to various futures contracts in the management of its natural gas marketing activities. Futures contracts designated as hedges are carried at market value with gains and losses deferred until the hedged marketing activity is included in current net income or loss. As of December 31, 1993, in connection with open contracts on gas marketing activity designated as hedges, TGPL recorded a deferred gain of approximately $0.4 million. These contracts are expected to be closed from February 1994 through August 1994. The market value of the open contracts designated as hedged transactions is calculated using the applicable New York Mercantile Exchange (NYMEX) closing prices at December 31, 1993. TGPL is exposed to market risk on these contracts to the extent of changes in the market prices for natural gas and liquids between December 31, 1993, and the date the contracts are closed. However, market risk exposure on hedged transactions is offset by the gain or loss recognized upon the sale of the products that are hedged. While market values are used to express the amounts of futures contracts, the amounts potentially subject to credit risks, in the event of nonperformance by third parties, are substantially smaller.

              K.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

       MAJOR CUSTOMERS. Major customers of TGPL and the related sales, transportation and storage revenues received from such customers were as follows:

                                                       1993           1992            1991
                                                    ----------    -----------    -----------
                                                            (Expressed in thousands)
    Public Service Electric and Gas Company . .     $   189,791   $    156,691   $    143,094
    Consolidated Edison Company of New York, Inc.       133,681        101,392         85,164
    The Brooklyn Union Gas Company  . . . . . .          93,923         85,587         76,011

    The gas sold for resale in 1993 was sold to customers under executed Firm Sales Agreements with primary terms of not less than three years (1995) but not greater than eight years (2001).

       AFFILIATES. Transactions with affiliates during 1993, 1992 and 1991 were as follows:

       Included in TGPL's sales and transportation revenues for 1993, 1992 and 1991 are revenues applicable to sales and transportation for affiliates, Transco Energy Marketing Company (TEMCO), TXG Gas Marketing Company (TXG Marketing), Texas Gas Transmission Corporation (Texas Gas), Transco Offshore Gathering Company (TOGCO), and Transco Energy Ventures Company (TEVCO), an affiliate until it was sold on September 13, 1993, as follows (expressed in millions):

                                                        1993          1992            1991
                                                    -----------   -----------    -----------
          TEMCO . . . . . . . . . . . . . . . .     $    49.8     $     43.9     $     38.7
          TXG Marketing . . . . . . . . . . . .           9.3            1.2            4.5
          Texas Gas . . . . . . . . . . . . . .           0.2              -            0.1
          TEVCO . . . . . . . . . . . . . . . .           0.9            2.0            2.0
          TOGCO . . . . . . . . . . . . . . . .           1.6            1.0            0.9
                                                    ----------    -----------    -----------
                                                    $    61.8     $     48.1     $     46.2
                                                    ==========    ===========    ===========

       The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

       Prior to 1993, TGPL and Texas Gas were responsible for all jurisdictional gas sales to their pipeline customers and TEMCO and TXG Marketing were responsible for all non-jurisdictional gas sales. After FERC approval in January 1993, Transco began to implement a plan to consolidate its gas marketing businesses under the common management of TGMC. These changes were needed to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. For the year ended December 31, 1993, included in TGPL's cost of sales is $25.1 million representing agency fees billed by TGMC to TGPL under this agreement.

       Included in TGPL's cost of sales and transportation for 1993, 1992 and 1991 is purchased gas cost from affiliates, TEMCO, TXG Marketing and Transco Exploration and Production Company (TEPCO), an affiliate until July 31, 1992, as follows (expressed in millions):

                                                        1993          1992            1991
                                                    -----------   -----------    -----------
          TEMCO . . . . . . . . . . . . . . . .     $    54.5     $     1.9      $         -
          TXG Marketing . . . . . . . . . . . .           1.7           0.9              2.0
          TEPCO . . . . . . . . . . . . . . . .             -           1.7              3.2
                                                    ---------    ----------      -----------
                                                    $    56.2    $      4.5      $       5.2
                                                    =========    ==========      ===========

       All gas purchases are made at market or contract prices. The significant increase in 1993 for purchased gas cost from TEMCO reflects the consolidation of Transco's gas marketing businesses, including all jurisdictional sales of TGPL, under the common management of TGMC, as discussed above.

       Also included in TGPL's cost of transportation is transportation expense for 1993, 1992 and 1991 applicable to the transportation of gas by affiliates, Texas Gas and TOGCO, and High Island Offshore System (HIOS) and the U-T Offshore System (UTOS), both affiliates until July 20, 1992, as follows (expressed in millions):

                                                        1993          1992            1991
                                                    -----------   -----------    -----------
          Texas Gas . . . . . . . . . . . . . .     $      32.9   $       21.7   $        1.7
          TOGCO . . . . . . . . . . . . . . . .               -            1.2            1.8
          HIOS  . . . . . . . . . . . . . . . .               -            4.8            8.2
          UTOS  . . . . . . . . . . . . . . . .               -            0.6            0.3
                                                    -----------   ------------   ------------
                                                    $      32.9   $       28.3   $       12.0
                                                    ===========   ============   ============

       On July 20, 1992, Transco sold its interest in both HIOS and UTOS. TGPL was the operator of UTOS until November 1, 1993. HIOS, UTOS and Texas Gas are regulated by the FERC and their transportation rates charged to TGPL are approved by the FERC. TOGCO is a nonjurisdictional company whose transportation rates are charged to TGPL at contract prices.

       Transco has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in TGPL's administrative and general expenses for 1993, 1992 and 1991, was $14.6 million, $11.8 million and $12.3 million, respectively, for management services charged by Transco. Management considers the cost of these services reasonable.

                    L.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       CASH AND SHORT-TERM FINANCIAL ASSETS AND LIABILITIES. For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

       LONG-TERM NOTE RECEIVABLE. The carrying amount for the long-term note receivable is a reasonable estimate of fair value since the note earned an appropriate rate of interest for the risk involved.

       LONG-TERM DEBT. Effectively, all of TGPL's debt is publicly traded, therefore fair value is estimated based on quoted market prices at year end, less accrued interest.

       The carrying amount and estimated fair values of TGPL's financial instruments at December 31, 1993 and 1992 are as follows (in thousands):


                                                    Carrying Amount             Fair Value
                                                -----------------------   ----------------------
                                                  1993         1992          1993         1992
                                                ---------    ----------   ---------    ---------
Financial assets:
  Cash and short-term financial assets  . .     $ 188,293    $  35,287    $ 188,293    $  35,287
  Long-term note receivable . . . . . . . .             -       15,723            -       15,723
Financial liabilities:
  Short-term financial liabilities  . . . .       217,794      262,880      217,794      262,880
  Long-term debt, less current maturities .       649,000      524,000      654,618      493,783

                     M.  QUARTERLY INFORMATION (UNAUDITED)

       The following summarizes selected quarterly financial data for 1993 and 1992 (in thousands):

                                                  First       Second        Third        Fourth
                                                ----------   ----------   ----------   ----------
1993
Operating revenues  . . . . . . . . . . . .     $384,923     $ 358,323    $348,559     $429,728
Operating expenses  . . . . . . . . . . . .      323,816       306,853     320,957(1)   366,784
                                                ----------   ----------   ----------   ----------
Operating income  . . . . . . . . . . . . .       61,107        51,470      27,602       62,944
                                                ----------   ----------   ----------   ----------
Other (income) deductions:
  Interest expense  . . . . . . . . . . . .       16,124        15,526      15,235       15,583
  Other (income) and deductions, net  . . .      (   144)          206     ( 1,813)     ( 1,160)
                                                ----------   ----------   ----------   ----------
    Total other deductions  . . . . . . . .       15,980        15,732      13,422       14,423
                                                ----------   ----------   ----------   ----------
Income before income taxes  . . . . . . . .       45,127        35,738      14,180       48,521
Provision for income taxes  . . . . . . . .       15,658        12,139       5,380       16,164
                                                ----------   ----------   ----------   ----------
Net income  . . . . . . . . . . . . . . . .       29,469        23,599       8,800       32,357
Dividends on preferred stock  . . . . . . .        2,140         2,112       2,091        1,764
                                                ----------   ----------   ----------   ----------
Common stock equity in net income . . . . .     $ 27,329     $  21,487    $  6,709     $ 30,593
                                                ==========   ==========   ==========   ==========

(1)   Includes $20,125 charge for write-off of note receivable.

                                                  First       Second        Third        Fourth
                                               ----------    ----------   ----------   ----------
1992
Operating revenues  . . . . . . . . . . . .     $289,649     $284,003     $320,464     $363,081
Operating expenses  . . . . . . . . . . . .      264,170(1)   235,044      275,750      304,493
                                                ----------   ----------   ----------   ----------
Operating income  . . . . . . . . . . . . .       25,479       48,959       44,714       58,588
                                                ----------   ----------   ----------   ----------
Other (income) deductions:
  Interest expense  . . . . . . . . . . . .       20,968       18,021       17,989       15,749
  Other (income) and deductions, net  . . .      ( 2,054)     ( 1,238)         688           95
                                                ----------   ----------   ----------   ----------
    Total other deductions  . . . . . . . .       18,914       16,783       18,677       15,844
                                                ----------   ----------   ----------   ----------
Income before income taxes  . . . . . . . .        6,565       32,176       26,037       42,744
Provision for income taxes  . . . . . . . .        1,543       10,921        8,346       13,169
                                                ----------   ----------   ----------   ----------
Net income  . . . . . . . . . . . . . . . .        5,022       21,255       17,691       29,575
Dividends on preferred stock  . . . . . . .        2,199        2,161        2,140        2,139
                                                ----------   ----------   ----------   ----------
Common stock equity in net income . . . . .     $  2,823     $ 19,094     $ 15,551     $ 27,436
                                                ==========   ==========   ==========   ==========

(1)   Includes $31,000 provision for producer settlements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT
                For Years Ended December 31, 1993, 1992 and 1991
                             (Thousands of Dollars)



                                                       Indebtedness of
                                    --------------------------------------------------------
                                    Balance at                                  Balance at
                                    Beginning                                     End of
                                    of Period      Additions     Deductions       Period
                                    ---------     -----------    ----------     -----------
1993  . . . . . . . . . . . . .    $         -    $          -   $          -   $          -
                                   ----------     ------------   ------------   ------------
                                   $         -    $          -   $          -   $          -
                                   ===========    ============   ============   ============


1992  . . . . . . . . . . . . .    $         -    $          -   $          -   $          -
                                   ----------     ------------   ------------   ------------
                                   $         -    $          -   $          -   $          -
                                   ===========    ============   ============   ============


1991
- ----
Affiliated Company:
   Transco Energy Company   . .    $   169,514    $    587,382   $    756,896   $          -
                                   ----------     ------------   ------------   ------------
                                   $   169,514    $    587,382   $    756,896   $          -
                                   ===========    ============   ============   ============


Reference is made to Note A of the Notes to Financial Statements which are included in Item 8 herein.

At December 31, 1993, 1992 and 1991, there was no indebtedness to related parties - not current.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT(1)
                For Years Ended December 31, 1993, 1992 and 1991
                             (Thousands of Dollars)



                                                                                      (3)
                                                                                     Other
                                   Balance at                                       Changes       Balance at
                                   Beginning       Additions        Retirements       Add           End of
                                   of Period        at Cost          or Sales       (Deduct)        Period
                                 ------------     -----------      -----------    -----------    -----------
1993
- ----
   Gathering  . . . . . . . .    $     18,668     $       256      $        18    $         -     $   18,906
   Storage  . . . . . . . . .         205,359          29,752              583              -        234,528
   Onshore transmission . . .       2,798,850          64,385            8,061              -      2,855,174
   Offshore transmission  . .         824,993           4,541           19,087              -        810,447
   General and other  . . . .         293,755          16,940            6,249              -        304,446
                                 ------------     -----------      -----------    -----------    -----------
                                 $  4,141,625     $   115,874      $    33,998    $         -     $4,223,501
                                 ============     ===========      ===========    ===========    ===========
1992
- ----
   Gathering  . . . . . . . .    $     18,197     $       522      $        51    $         -     $   18,668
   Storage  . . . . . . . . .         192,610          13,410              661              -        205,359
   Onshore transmission . . .       2,672,230         134,460            7,840              -      2,798,850
   Offshore transmission  . .         835,160               -           10,167              -        824,993
   General and other  . . . .         343,672      (   39,700)(2)       10,217              -        293,755
                                 ------------     -----------      -----------    -----------    -----------
                                 $  4,061,869     $   108,692      $    28,936    $         -     $4,141,625
                                 ============     ===========      ===========    ===========    ===========

1991
- ----
   Gathering  . . . . . . . .    $     89,231     $       693      $        37    $(   71,690)    $   18,197
   Storage  . . . . . . . . .         177,992          17,321            2,703              -        192,610
   Onshore transmission . . .       2,469,834         185,744            9,636         26,288      2,672,230
   Offshore transmission  . .         779,036          17,978            7,256         45,402        835,160
   General and other  . . . .         308,009          38,414 (2)        2,751              -        343,672
                                 ------------     -----------      -----------    -----------    -----------
                                 $  3,824,102     $   260,150      $    22,383    $         -     $4,061,869
                                 ============     ===========      ===========    ===========    ===========

(1) For a discussion of the methods and rates used to compute depreciation and amortization, reference is made to Note B of the Notes to Financial Statements which are included in Item 8 herein.

(2) Includes reclassification of construction work-in-progress closed to various plant categories during each respective year.

(3) Reclassification of gathering facilities to transmission plant under the Rate Settlement.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                For Years Ended December 31, 1993, 1992 and 1991
                             (Thousands of Dollars)



                                                        Additions
                                                 -------------------------
                                                                                                  (1)
                                  Balance at      Charged      Charged to                        Other        Balance at
                                  Beginning         to          Clearing      Retirements       Changes         End of
                                  of Period       Income        and Other       or Sales      Add(Deduct)       Period
                                 -----------    -----------    -----------    -----------     -----------    -----------
1993
- ----
   Gathering  . . . . . . . .    $   13,561     $    1,164     $        -     $      559     $        -      $   14,166
   Storage  . . . . . . . . .        98,168          5,178              -            679              -         102,667
   Onshore transmission . . .     1,533,532         72,911              -          1,105              -       1,605,338
   Offshore transmission  . .       642,166         38,406              -         19,609              -         660,963
   General and other  . . . .        90,145          1,836         11,659          6,442              -          97,198
                                 ----------     ----------     ----------     ----------     -----------     ----------
                                 $2,377,572     $  119,495     $   11,659     $   28,394     $        -      $2,480,332
                                 ==========     ==========     ==========     ==========     ==========      ==========
1992
- ----
   Gathering  . . . . . . . .    $   12,550     $    1,137     $        -    $       126     $        -      $   13,561
   Storage  . . . . . . . . .        94,612          4,826              -          1,270              -          98,168
   Onshore transmission . . .     1,474,210         67,124              -          7,802              -       1,533,532
   Offshore transmission  . .       612,325         39,120              -          9,279              -         642,166
   General and other  . . . .        82,832          1,938         11,296          5,921              -          90,145
                                 ----------     ----------     ----------    -----------     ----------    -----------
                                 $2,276,529     $  114,145     $   11,296    $    24,398     $        -      $2,377,572
                                 ==========     ==========     ==========    ===========     ==========      ==========

1991
- ----
   Gathering  . . . . . . . .    $   39,087    $     1,104     $        -    $       111     $  (27,530)     $   12,550
   Storage  . . . . . . . . .        92,675          4,692              -          2,755              -          94,612
   Onshore transmission . . .     1,411,799         61,942              -         12,450         12,919       1,474,210
   Offshore transmission  . .       562,669         39,304              -          4,259         14,611         612,325
   General and other  . . . .        76,355          1,661         10,087          5,271              -          82,832
                                 ----------    -----------     ----------    -----------     ----------      ----------
                                 $2,182,585    $   108,703     $   10,087    $    24,846     $        -      $2,276,529
                                 ==========    ===========     ==========    ===========     ==========      ==========

(1) Reclassification of gathering facilities to transmission plant under the Rate Settlement.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT
                             (Thousands of Dollars)



                                                        Charged to Costs and Expenses
                                                         For Years ended December 31,
                                                   -----------------------------------------
                                                      1993           1992           1991
                                                   -----------    -----------    -----------
Item
- ----
Maintenance expense . . . . . . . . . . . . . .   $     48,139   $     46,939   $     38,798
                                                  ============   ============   ============
Taxes, other than payroll and income
  taxes . . . . . . . . . . . . . . . . . . . .   $     26,948   $     23,691   $     23,928
                                                  ============   ============   ============

ITEM 9.  DISAGREEMENTS ON ACCOUNTING FOR FINANCIAL DISCLOSURE.

   None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Except as otherwise noted below, the following table sets forth certain information regarding all directors and executive officers of TGPL and all persons nominated to become directors of TGPL as of March 1, 1994:

                                                                                    Executive
                                                                                     Officer
          Name            Age                       Position                         Since (1)
 ----------------------   ----   ---------------------------------------------   -------------
 John P. DesBarres        54     Chairman of the Board & Chief Executive         January 1992
                                  Officer

 Robert W. Best           47     Director, President & Chief Operating Officer   February 1992

 Larry J. Dagley          45     Senior Vice President & Chief Financial         August 1985
                                  Officer

 James R. Gattis          49     Senior Vice President - Technical Services      December 1987

 Jay P. Lukens            39     Senior Vice President - Rates & Planning        September 1986

 Nicholas J. Neuhausel    48     Senior Vice President - Human Resources &       June 1993
                                  Administration

 Thomas E. Skains         37     Senior Vice President - Transportation &        September 1986
                                  Customer Services

 David E. Varner          56     Secretary                                       May 1982

 Nick A. Bacile           50     Vice President and Controller                   April 1992

 Randall R. Conklin       37     Vice President, General Counsel & Assistant     March 1992
                                  Secretary

(1) The date shown in the above column is the date the person first became an executive officer of TGPL. Mr. DesBarres was elected as a director of TGPL in January 1992. Mr. Best was elected as a director of TGPL in February 1992. Mr. Varner was elected as a director in June 1982.

       With the exception of the following, all officers of TGPL have been employed by Transco or its subsidiaries for more than the last five years.

       John P. DesBarres joined Transco in October 1991 as President and Chief Executive Officer of Transco and became President and Chief Executive Officer of TGPL in January 1992. Prior to joining Transco, Mr. DesBarres served from April 1988 through September 1991 as Chairman, President and Chief Executive Officer of Santa Fe Pacific Pipelines, Inc. Prior to joining Santa Fe, he served as President of Sun Pipeline Company, a subsidiary of Sun Company Inc., a diversified energy company.

       Nicholas J. Neuhausel joined Transco in June 1993 as Senior Vice President - Human Resources and Administration of both Transco and TGPL. Prior to joining Transco, Mr. Neuhausel held various positions with Sun Company, Inc., a diversified energy company, and its subsidiaries, including Vice President of Human Resources and Administration.

       The officers of TGPL serve at the pleasure of the Board of Directors. No family relationship exists between any of them.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The table below discloses the annual and long-term compensation from Transco and TGPL awarded or paid to or earned by (i) the Chief Executive Officer, (ii) the four other most highly compensated executive officers of TGPL who were serving as executive officers at December 31, 1993, and (ii) above collectively referred to herein as the "Named Executive Officers" and individually referred to as a "Named Executive Officer" for services rendered to Transco and TGPL in all capacities for the fiscal years ended December 31, 1993, 1992, and 1991. No information is presented for Messrs. DesBarres and Best for the fiscal year ended December 31, 1991 because they were not officers of TGPL until January 1992 and February 1992, respectively.

                                                                    Annual Compensation
                                            --------------------------------------------------------------------
                (a)                  (b)             (c)                     (d)                    (e)
             Name and                                                                              Other
             Principal                                                                             Annual
             Position               Year          Salary ($)              Bonus ($)          Compensation(1)($)
  -------------------------------   -----   ---------------------   ---------------------   --------------------
  John P. DesBarres,                1993    $          513,000(3)   $            275,000    $      100,662(4)
    Chairman of the Board           1992               486,667(3)                200,000           383,520(4)(5)
    and Chief Executive
    Officer

  Robert W. Best,                   1993    $           315,000     $            136,900    $       11,050(4)
    President and Chief             1992                307,438                   90,000           182,602(6)
    Operating Officer

  Larry J. Dagley, Senior           1993    $           213,523     $            101,800    $       26,211(4)
    Vice President and Chief        1992                193,750                   64,000            17,461(4)
    Financial Officer               1991                175,000                        0                  (10)

  Thomas W. Spencer, Senior         1993    $           184,000     $             70,000    $       21,285(4)
    Vice President                  1992                179,500                   46,000            16,707(4)
                                    1991                175,000                        0                  (10)


  David E. Varner, Secretary        1993    $           240,000     $             83,400    $       28,349(4)
                                    1992                237,500                   50,000            23,161(4)
                                    1991                235,000                        0                  (10)

                                                          Long Term Compensation
                                           ----------------------------------------------------
                                                        Awards                     Payouts
                                           --------------------------------   -----------------
                (a)                             (f)               (g)                (h)                 (i)
                                             Restricted       Securities
             Name and                          Stock          Underlying             LTIP             All Other
             Principal                        Award(s)       Options/SARS          Payouts          Compensation
             Position               Year        $(2)              (#)                ($)                 ($)
  -------------------------------   ----   -------------   ----------------   -----------------   ----------------
  John P. DesBarres,                1993   $          0    $             0    $            0      $           0
    Chairman of the Board           1992              0                  0                 0                  0
    and Chief Executive
    Officer

  Robert W. Best,                   1993   $          0    $             0    $       20,439(7)   $      70,182(8)
    President and Chief             1992        144,375             12,500                 0             47,530(8)
    Operating Officer

  Larry J. Dagley, Senior           1993   $          0    $        20,000    $      10,311(7)    $           0
    Vice President and Chief        1992         82,688                  0            8,114(9)                0
    Financial Officer               1991              0             17,250           20,049(9)                 (10)


  Thomas W. Spencer, Senior         1993   $          0    $             0    $      10,311(7)    $      11,328(11)
    Vice President                  1992              0                  0            8,314(9)                0
                                    1991              0             17,250           19,465(9)                 (10)

  David E. Varner, Secretary        1993   $          0    $             0    $      16,159(7)    $           0
                                    1992              0                  0           13,737(9)                0
                                    1991              0             23,500           33,007(9)                 (10)

(1) Excludes perquisites and other personal benefits, securities and property paid to or earned by a Named Executive Officer, the aggregate amount of which is the lesser of $50,000 or 10% of the annual salary and bonus reported for such person in columns (c) and (d).

(2) As of the close of business on December 31, 1993, Mr. DesBarres held 20,000 shares of Transco Restricted Stock with a value of $282,500. On January 1, 1995, 10,000 of such shares will vest and the remaining 10,000 shares will vest on January 1, 1996, assuming Mr. DesBarres is an employee of Transco on the vesting dates. To effect certain cost savings to the benefit of Transco, on December 14, 1993, Transco's Compensation Committee approved the accelerated vesting of 26,592 shares of Transco Restricted Stock from January 1, 1994 to December 31, 1993. As of the close of business on December 31, 1993, Messrs. Best and Dagley held 8,250 and 4,725 shares of Transco Restricted Stock, with a value of $116,531 and $66,741, respectively. Such Transco Restricted Stock shares vest at a rate of 2,750 and 1,575, respectively, annually on each March 24 in 1994, 1995 and 1996, assuming the holder is an employee of Transco on the vesting dates. TGPL has elected to report performance-based Transco Restricted Stock in column (h) upon the vesting thereof. As of the close of business on December 31, 1993, Messrs. Best, Dagley, DesBarres, Spencer and Varner held 14,800, 7,250, 30,350, 6,900 and 10,600 shares of performance-based Restricted Stock and 7,400, 3,625, 15,175, 3,450 and 5,300 corresponding Restricted Stock Units, respectively. The value of this Restricted Stock for Messrs. Best, Dagley, DesBarres, Spencer and Varner as of December 31, 1993 (excluding the 1991 grants, the payment of which is reported in column (h) and discussed in footnote 8 below) was $209,050, $102,406, $428,694, $94,463 and $149,725, respectively. This Restricted Stock is subject to performance-based vesting conditions. During the restriction period, all of the aforementioned shares of Transco Restricted Stock are entitled to receive dividends payable to Transco stockholders. All Transco Restricted Stock values in this footnote are calculated based upon the closing price of Transco's Common Stock on December 31, 1993.

(3)   Includes Transco director's fees of $13,000 in 1993 and $20,000 in 1992.

(4) Includes (i) except for Mr. Best, the value (as of the date of allocation) of shares of Transco's Common Stock allocated pursuant to Transco's Tran$tock Plan and accruals under Transco's Benefit Restoration Plan (an Internal Revenue Code Section 415 Excess Plan) related to Tran$tock allocations which would have been made under the Tran$tock Plan but for certain limitations imposed under the Internal Revenue Code, and
      (ii) dividends on performance-based Transco Restricted Stock (i.e., Restricted Stock that vests only if Transco achieves certain performance goals.)

(5) Also includes moving and relocation expenses including tax gross-up ($257,033) and other perquisites and personal benefits ($25,075).

(6) Includes moving and relocation expenses including tax gross-up ($156,236), other perquisites and personal benefits ($19,555) and dividends on performance-based Transco Restricted Stock (i.e., Restricted Stock that vests only if Transco achieves certain performance goals).

(7) Represents cash value of Transco Restricted Stock which vested pursuant to grants under Transco's 1983 Incentive Plan. This Transco Restricted Stock was issued in 1991 and vesting was subject to certain performance criteria under which all or a portion would be earned upon attainment by Transco, during a performance period beginning on January 1, 1991 and ending on December 31, 1993, of certain performance goals.

(8) Includes (i) a matching contribution under the Texas Gas Thrift Plan ($10,262 for 1992 and $10,013 for 1993), (ii) a related accrual ($3,562 for 1993) under the Texas Gas Excess Benefit Plan (an Internal Revenue Code Section 415 Excess Plan), and (iii) amounts accrued to provide a retirement benefit ($35,888 for 1992 and $55,047 for 1993) and to provide a death benefit ($1,380 for 1992 and $1,560 for 1993) under the Texas Gas Salary Continuation Plan.

(9) Represents cash payment for Performance Units earned pursuant to grants under Transco's 1983 Incentive Plan. When these Performance Units were granted in 1989 and 1988, the performance criteria under which all or a portion would be earned required that Transco and certain subsidiaries, including TGPL, achieve certain performance goals. In 1990, the performance criteria was revised to condition the vesting of all or a portion of the awards upon the attainment of certain performance goals solely by Transco.

(10) In order to facilitate the transition to the Securities and Exchange Commission's revised proxy disclosure requirements, registrants have been permitted a transition period for disclosure of the amounts reported in columns (e) and (i). Accordingly, these columns do not include information for fiscal years ended before December 15, 1992.

(11) Represents a lump sum payment pursuant to an agreement with Transco in connection with Mr. Spencer's retirement from Transco on January 1, 1994.

OPTION GRANTS IN LAST FISCAL YEAR

   Shown below is further information on the stock options, reflected in column
(g) of the Summary Compensation Table, granted pursuant to Transco's 1991 Incentive Plan during the fiscal year ended December 31, 1993 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
      -----------------------------------------------------------------------------------------------
                                             % OF TOTAL
                                               OPTIONS         EXERCISE
                                OPTIONS       GRANTED TO       OR BASE                       GRANT
                                GRANTED      EMPLOYEES IN        PRICE      EXPIRATION       DATE
               NAME               (#)        FISCAL YEAR      ($/SHARE)        DATE        VALUE(2)
      ----------------------   ----------   --------------   -----------   -----------   ------------
      John P.DesBarres  . .           0           n/a                n/a           n/a            n/a
      Robert W. Best  . . .           0           n/a        $       n/a           n/a   $        n/a
      Larry J. Dagley . . .      20,000(1)      6.67%        $     16.25     7/19/2003   $     10,700
      Thomas W. Spencer . .           0           n/a                n/a           n/a            n/a
      David E. Varner . . .           0           n/a                n/a           n/a            n/a

(1) These options vest at a rate of 25 percent annually, are exercisable for a period of ten years after the date of grant and, if held for more than 6 months, may be accelerated automatically upon a change of control in Transco or, if approved by Transco's Compensation Committee of Transco's Board of Directors, upon the occurrence of certain other events such as retirement. The exercise price is equal to the market value of Transco's Common Stock on the date of grant. The stock options contain a tax-withholding feature which permits the optionee, with the consent of Transco's Compensation Committee, to surrender shares for the payment of any taxes due in connection with the exercise of the option.

(2) The estimated present value of stock options is based on the Black-scholes Model, a mathematical formula that calculates a theoretical option value based on certain assumptions. The assumptions used in calculating the values that appear in this column are as follows: a volatility factor of .3277 for the 12 months preceding date of grant, a risk-free rate of return of 6.14%, yield on U.S. Treasury zero-coupon bond expiring in May 2004, and a dividend yield of 3.69%, based on the annual dividend rate as of the date of grant. The actual value, if any, that a Named Executive Officer may realize will depend on the spread between the market price and the option price on the date the option is exercised. Therefore, there can be no assurance that the value estimated by the Black-Scholes model will be predictive of the actual value realized by the Named Executive Officer on the date the option is exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

   None of the Named Executive Officers exercised any stock options during the fiscal year 1993. Shown below is information with respect to the unexercised options to purchase Transco's Common Stock granted under Transco's 1991 Incentive Plan or 1983 Incentive Plan to the Named Executive Officers and held by them at December 31, 1993.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION UPDATES


                                                                                    VALUE OF
                                                     NUMBER OF                    UNEXERCISED
                                                    UNEXERCISED                 IN-THE-MONEY(1)
                                                     OPTIONS AT                    OPTIONS AT
                                                FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                                                    EXERCISABLE/                  EXERCISABLE/
                     NAME                          UNEXERCISABLE                 UNEXERCISABLE
     -----------------------------------   -----------------------------   -------------------------
     John P. DesBarres . . . . . . . . .             46,900/46,900                  $0/$      0
     Robert W. Best  . . . . . . . . . .             36,175/27,825                  $0/$      0
     Larry J. Dagley . . . . . . . . . .             30,170/31,214                  $0/$      0
     Thomas W. Spencer . . . . . . . . .             30,573/11,214                  $0/$      0
     David E. Varner . . . . . . . . . .             44,800/15,600                  $0/$      0

(1) A stock option is considered to be "in the money" if the market price of the related stock is higher than the exercise price of the option. The Transco Common stock price at December 31, 1993 was $14.125 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

   Shown below is information with respect to long-term incentive awards made to the Named Executive Officers in the fiscal year ended December 31, 1993 under Transco's 1991 Incentive Plan.


                           LONG-TERM INCENTIVE PLANS
                          AWARDS IN LAST FISCAL YEAR


                                                                      ESTIMATED FUTURE PAYOUTS UNDER
                                 NUMBER OF       PERFORMANCE OR         NON-STOCK PRICE-BASED PLANS
                               SHARES, UNITS      OTHER PERIOD      -----------------------------------
                                  OR OTHER      UNTIL MATURATION    THRESHOLD     TARGET      MAXIMUM
            NAME                 RIGHTS (#)        OR PAYOUT           (#)         (#)          (#)
- ----------------------------   -------------   -----------------    ----------   -------   ------------
John P. DesBarres . . . . .     18,350(1)      1/4/93 to 12/31/95        3,120    18,350         27,525
                                 9,175(2)
Robert W. Best  . . . . . .      9,250(1)      1/4/93 to 12/31/95        1,573     9,250         13,875
                                 4,625(2)
Larry J. Dagley . . . . . .      4,450(1)      1/4/93 to 12/31/95          757     4,450          6,675
                                 2,225(2)
Thomas W. Spencer . . . . .      4,100(1)(3)   1/4/93 to 12/31/95          697     4,100          6,150
                                 2,050(2)(3)
David E. Varner . . . . . .      6,200(1)      1/4/93 to 12/31/95        1,054     6,200          9,300
                                 3,100(2)

(1) Represents performance-based Transco Restricted Stock granted pursuant to Transco's 1991 Incentive Plan. A grantee of such Transco Restricted Stock is the record owner thereof during the restriction period and has all rights of a stockholder including the right to vote and to receive dividends; provided, however, that such grantee does not have the right to transfer such Transco Restricted Stock until the restrictions relating thereto are removed by Transco's Compensation Committee upon the achievement by Transco of certain performance goals. The performance criteria for these awards is based upon Transco's total shareholder return relative to a peer group of other companies.

(2) Represents the grant of Transco Restricted Stock units which are issued in conjunction with the Transco Restricted Stock presented immediately above. A Transco Restricted Stock Unit represents one share of Transco Common Stock to be issued to the grantee in the future upon the determination by Transco's Compensation Committee that Transco has achieved specified performance goals in excess of the goals set for a corresponding grant of Transco Restricted Stock. All awards of Transco Restricted Stock and Transco Restricted Stock Units presented above are accompanied by tax withholding rights.

(3) This award was forfeited by Mr. Spencer in connection with his retirement on January 1, 1994.

TRANSCO ENERGY COMPANY RETIREMENT PLAN AND SUPPLEMENTAL BENEFIT PLAN PENSION
TABLE

   The following table shows the estimated annual benefits that would be payable upon normal retirement under the Transco Retirement Plan and, if applicable, the Transco Supplemental Benefit Plan, to employees of Transco and certain subsidiaries, including TGPL, in various earnings classifications with representative years of service, assuming in each case that the employee elected a single life annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Transco Supplemental Benefit Plan provides benefits to participating executives that cannot be paid under the Transco Retirement Plan because of limitations imposed by the Internal Revenue Code on benefits payable under a qualified plan.


                               PENSION PLAN TABLE

                                                           Years of Service
                                    --------------------------------------------------------------
     Remuneration(1)                    15           20           25          30            35
     ------------                   ----------   ----------   ---------   ----------   -----------
     200,000 . . . . . . . . . .    $   50,796   $   67,728   $  84,660   $  101,592   $   118,524
     400,000 . . . . . . . . . .    $  103,302   $  137,728   $ 172,161   $  206,593   $   241,025
     600,000 . . . . . . . . . .    $  155,796   $  207,729   $ 259,662   $  311,594   $   363,526
     800,000 . . . . . . . . . .    $  208,291   $  277,728   $ 347,160   $  416,592   $   486,024
     1,000,000 . . . . . . . . .    $  260,796   $  347,728   $ 434,652   $  521,593   $   608,525

(1) The covered compensation upon which final average earnings are computed under the Transco Retirement Plan is the base compensation of the participant, excluding bonuses, commissions, per diem, premium pay or any other extra compensation, reimbursement for business expenses, group life insurance premiums, overtime pay, or any benefits under the Transco Retirement Plan or any other benefit plan with the exception of Internal Revenue Code Section 401(k) contributions made under the Transco Thrift Plan and salary reduction contributions made under Transco's Internal Revenue Code Section 125 cafeteria plan and is subject to the Internal Revenue Code limitation described above. This base compensation is set forth in column (c) of the Summary Compensation Table. Final average earnings are computed by averaging covered compensation over the highest three consecutive years out of the final five years prior to retirement. Under the Transco Supplemental Benefit Plan, the covered compensation includes all covered compensation under the Transco Retirement Plan, without regard to the Internal Revenue Service limitation described above, plus annual incentive compensation. This annual incentive compensation is set forth in Column (d) of the Summary Compensation Table.

   The current and years of service with Transco for the Named Executive Officers as of December 31, 1993 are: Mr. DesBarres 2.33 years, Mr. Dagley
8.42 years, Mr. Spencer 41.92 years and Mr. Varner 11.67 years, respectively. Mr. Best does not participate in this plan. Mr. DesBarres has also entered into a Supplemental Retirement Agreement with Transco which credits him with an additional 28 years of service for the purposes of calculating his retirement benefit. Mr. DesBarres will vest in this benefit upon his death or disability, if he is an employee of Transco on September 30, 1994 or if his employment is terminated prior to such date by Transco other than for "Cause", as defined, or if Mr. DesBarres terminates his employment for "Good Reason", as defined. Any amount received under this agreement is required to be reduced by any amount Mr. DesBarres receives under any other employer's retirement plan. This agreement was entered into by Transco and Mr. DesBarres in connection with his acceptance of employment with Transco and is intended to replace a similar benefit which he had been provided by his previous employer.

TEXAS GAS RETIREMENT PLAN AND SUPPLEMENTAL BENEFIT PLAN PENSION TABLE

   The following table shows estimated annual benefits that would be payable on normal retirement under the Texas Gas Retirement Plan and, if applicable, the Texas Gas Supplemental Benefit Plan to employees of Texas Gas in various earnings classifications, with representative years of service, assuming in each case that the employee elected a 5-year certain and life thereafter annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Texas Gas Supplemental Benefit Plan provides benefits to participating executives that cannot be paid under the Texas Gas Retirement Plan because of certain limitations imposed by the Internal Revenue Code on benefits payable under a qualified plan.

                               PENSION PLAN TABLE

                                                           Years of Service
                                    --------------------------------------------------------------
     Remuneration(1)                    15           20           25          30            35
     ------------                   ----------   ----------   ---------   ----------   -----------
     200,000 . . . . . . . . . .    $   48,180   $   64,240   $  80,300   $   96,360   $   112,420
     400,000 . . . . . . . . . .    $   96,930   $  129,240   $ 161,550   $  193,860   $   226,170
     600,000 . . . . . . . . . .    $  145,680   $  194,240   $ 242,800   $  291,360   $   339,920
     800,000 . . . . . . . . . .    $  194,430   $  259,240   $ 324,050   $  388,860   $   453,670
     1,000,000 . . . . . . . . .    $  243,180   $  324,240   $ 405,300   $  486,360   $   567,420


(1) The covered compensation upon which final average earnings are computed under the Texas Gas Retirement Plan and the Texas Gas Supplemental Benefit Plan is the base compensation of the employee, excluding overtime, bonuses, commissions, payments under an employee benefit plan, or other special compensation without regard to the Internal Revenue Code limitation described above. This base compensation is set forth in column
     (c) of the Summary Compensation Table.

     Mr. Best, whose years of service at December 31, 1993 were 19.25 years, is the only Named Executive Officer who participates in the Texas Gas Retirement Plan or the Texas Gas Supplemental Benefit Plan.

TERMINATION AND SEVERANCE AGREEMENTS.

   Transco has entered into a Termination Agreement with Mr. DesBarres. This Agreement provides that if a "change in control" of Transco, as defined, occurs and Mr. DesBarres' employment with Transco terminates within five years after the change in control and prior to his 65th birthday, Transco will pay him, as a termination payment, a lump sum equal to his annual salary, estimated bonus amounts and the value of certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to five years after the change in control, subject to certain adjustments and offsets, including an offset relating to salary earned with a subsequent employer. Mr. DesBarres has also entered into a Severance Agreement which provides benefits similar to the Termination Agreement for the period from the date of termination and ending September 1996, but is not conditioned upon the occurrence of a change in control of Transco. The Severance Agreement terminates in September 1996, unless extended by mutual agreement.

   Mr. Best has entered into a Severance Agreement with provisions similar to those described for Mr. DesBarres above, except that the Severance Agreement provides, upon termination of employment by Transco, for the payment by Transco of a lump sum equal to Mr. Best's annual base salary, estimated bonus amounts and the value of certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to three years after termination, subject to certain adjustments and offsets, including an offset relating to salary earned with a subsequent employer.

   Messrs. Dagley, Spencer and Varner have entered into Severance Agreements with provisions similar to those described above for Mr. Best, except that the Agreements provide for the payment by the Company of benefits which would have accrued during a one-year period after termination and the payment of the annual base salary amount is to be paid in semi-monthly installments for twelve months.

   Messrs. Dagley, Spencer and Varner have also entered into Termination Agreements with provisions similar to those described above for Mr. DesBarres, except that each shall be entitled to receive, upon termination within three years after a change in control, a lump sum amount equal to the sum of annual base salary, estimated bonus amounts and the value of certain benefits under Transco's employee benefits plans and programs which would have accrued during a period of up to three years after the change in control, subject to certain adjustments and offsets, including an offset relating to salary earned with a subsequent employer.

COMPENSATION OF DIRECTORS

   All of the Directors of TGPL are officers of TGPL and receive no additional compensation for their services as a TGPL Director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   TGPL does not have a compensation committee. Compensation determinations for TGPL executive officers are made by the Transco Board of Directors or its Compensation Committee. The Transco Board and its Compensation Committee receive input from Transco management as well as independent executive compensation consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   All references to beneficial ownership in this Item 12 are as of March 23, 1994.

COMMON STOCK OF TRANSCO ENERGY COMPANY:


        Name of Beneficial Owner         Amount Beneficially Owned             Percent of Class
     ------------------------------   -------------------------------   ------------------------------
     John P. DesBarres . . . . . .              200,756(1)                             *
     Robert W. Best  . . . . . . .               99,092(2)                             *
     Larry J. Dagley . . . . . . .               86,733(3)                             *
     Thomas W. Spencer . . . . . .               50,038(4)                             *
     David E. Varner . . . . . . .               86,156(5)                             *
     All Directors and Executive                747,354(6)                           1.83%
     Officers as a Group (11)

(1) Includes 67,750 shares of Transco Restricted Stock granted under Transco's 1991 Incentive Plan over which Mr. DesBarres has voting power, but does not have investment power; 2,060 shares held in Transco's Tran$tock Plan over which Mr. DesBarres has voting power but does not have investment power; and 46,900 shares covered by outstanding options granted under Transco's 1991 Incentive plan which are currently exercisable or are exercisable within 60 days of March 23, 1994.

(2) Includes 31,850 shares of Transco Restricted Stock over which Mr. Best has voting power but does not have investment power and 43,600 shares covered by outstanding options which are currently exercisable or are exercisable within 60 days of March 23, 1994.

(3) Includes 17,575 shares of Transco Restricted Stock over which Mr. Dagley has voting power but does not have investment power; 5,983 shares held in Transco's Tran$tock Plan over which Mr. Dagley has voting power but does not have investment power; and 32,758 shares covered by outstanding options which are currently exercisable or are exercisable within 60 days of March 23, 1994.

(4) Includes 4,916 shares held in Transco's Tran$tock Plan over which Mr. Spencer has voting power but does not have investment power; and 41,787 shares covered by outstanding options which are currently exercisable. Mr. Spencer retired from Transco on January 1, 1994.

(5) Includes 16,450 shares of Transco Restricted Stock over which Mr. Varner has voting power but does not have investment power; 6,961 shares held in Transco's Tran$tock Plan over which Mr. Varner has voting power but does not have investment power; and 48,650 shares covered by outstanding options which are currently exercisable or are exercisable within 60 days of March 23, 1994.

(6) Includes 166,775 shares of Transco Restricted Stock over which the executive officers have voting power but not investment power; 41,266 shares held in Transco's Tran$tock Plan over which the executive officers have voting power but not investing power; and 308,070 shares owned by directors and executive officers covered by outstanding options which are currently exercisable or are exercisable within 60 days of March 23, 1994. Stock held by Mr. Spencer, who is no longer with Transco, is included in this total.

*  Represents less than 1% of the Class of Common Stock.

PREFERRED STOCK OF TGPL

   None of the directors and executive officers of TGPL own any preferred stock of TGPL.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                               PAGE
                                                                           REFERENCE TO
                                                                             1993 10-K
                                                                           ------------
A.       INDEX
         -----

         1.      FINANCIAL STATEMENTS:

                 Report of Independent Public Accountants                        33

                 Management Responsibility
                 for Financial Statements                                        34

                 Balance Sheet as of
                 December 31, 1993 and 1992                                    35-36

                 Statement of Operations for the Years
                 Ended December 31, 1993, 1992 and 1991                          37

                 Statements of Retained Earnings
                 and Premium on Capital Stock
                 and Other Paid-In Capital for the Years
                 Ended December 31, 1993, 1992 and 1991                          38

                 Statement of Cash Flows for the Years
                 Ended December 31, 1993, 1992 and 1991                          39

                 Notes to Financial Statements                                 40-67

                                                                                                  PAGE
                                                                                              REFERENCE TO
                                                                                                1993 10-K
                                                                                              -----------
         2.      FINANCIAL STATEMENT SCHEDULES:

                 Schedule IV      -   Indebtedness of and to
                                      related parties - not current
                                      for the years ended December 31, 1993,
                                      1992 and 1991                                               68

                 Schedule V       -   Property, plant and equipment - for the years
                                      ended December 31, 1993, 1992
                                      and 1991                                                    69

                 Schedule VI      -   Accumulated depreciation and
                                      amortization of property,
                                      plant and equipment - for the
                                      years ended December 31,
                                      1993, 1992 and 1991                                         70

                 Schedule X       -   Supplemental Income Statement
                                      Information - for years ended
                                      December 31, 1993, 1992 and 1991                            71

                 The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto:

                 I, II, III, VII, VIII, IX, X, XI, XII and XIII.

         3.      EXHIBITS:

                 The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(3)        -     1        Second Restated Certificate of Incorporation, as
                          amended, of TGPL. (Exhibit 3.1 to TGPL Form 8-K dated January 23, 1987 Commission File Number 1-7584.

                          a) Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)17(a) to Transco Form 10-K for 1993 Commission File Number 1-7513)

                          b) Certificate of Amendment, dated December 22, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)17(b) to Transco Form 10-K for 1993 Commission File Number 1-7513)

                          c) Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)17(c) to Transco Form 10-K for 1993 Commission File Number 1-7513)

         -       2        By-Laws of TGPL.  (Exhibit (10)13 to Transco Form
                          10-K for 1992 Commission File Number 1-7584)

(4)      -       1        Certificate of Designation, Preferences and Rights
                          relating to Registrant's Cumulative Preferred Stock,
                          $8.75 Series.  (TGPL Form 8-K dated January 23, 1987)

         -       2        Indenture, dated as of June 1, 1983, between TGPL and
                          RepublicBank Houston, National Association, as
                          Trustee.  (Exhibit (4)-5 to TGPL Form 10-K for 1989
                          Commission File Number 1-7584)

                          a) First Supplemental Indenture, dated September 20, 1984, from TGPL to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5a to TGPL Form 10-K for 1989 Commission File Number 1-7584)

                          b) Second Supplemental Indenture, dated as of May 31, 1985, from TGPL to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5b to TGPL Form 10-K for 1989 Commission
                                  File Number 1-7584)

                          c) Third Supplemental Indenture, dated as of December 3, 1985, from TGPL to RepublicBank Houston, National Association related to the Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5c to TGPL Form 10-K for 1989 Commission
                                  File Number 1-7584)

                          d) Certified Resolutions of a Special Committee of the Board of Directors dated October 31, 1986. (Exhibit (4)-5d to TGPL Form 10-K for 1989 Commission File Number 1-7584)

                          e) Fourth Supplemental Indenture, dated as of November 7, 1986, from TGPL to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5e TGPL Form 10- K for 1989 Commission
                                  File Number 1-7584)

                          f) Fifth Supplemental Indenture, dated as of January 15, 1987, from TGPL to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5f to TGPL Form 10-K for 1989 Commission
                                  File Number 1-7584)

                          g) Certified Resolutions of a Special Committee of the Board of Directors dated January 29, 1987. (Exhibit (4)-5g to TGPL Form 10-K for 1989 Commission File Number 1-7584)

                          h) Sixth Supplemental Indenture, dated as of September 15, 1987, from TGPL to First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to TGPL Form 10-K for 1989 Commission File Number 1-7584)

         -       3        Indenture dated September 15, 1992 between TGPL and
                          the Bank of New York, as Trustee (Exhibit 4.2 to TGPL
                          Form 8-K dated September 17, 1992 Commission File
                          Number 1-7584)

         -       4        Amended and Restated Credit Agreement dated as of
                          December 31, 1993 among Transco, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent (Exhibit (4)5(c) to Transco
                          Form 10-K for 1993 Commission File Number 1-7513)

         -       5        Reimbursement Agreement dated as of December 31, 1993
                          among Transco, the Banks named herein and Bank of
                          Montreal as Agent and Issuing Bank (Exhibit (4)7 to
                          Transco Form 10-K for 1993 Commission File Number 1-
                          7513)

(10)     -       1        1983 Incentive Plan of Transco.  (Transco Registration
                          Statement No. 2-85895)

         -       2        Transco Tran$tock Employee Stock Ownership Plan.
                          (Transco Registration Statement No. 33-11721)

         -       3        Incentive Compensation Plan of Transco.  (Exhibit
                          (10)-4 to Transco Form 10-K for 1989 Commission File
                          Number 1-7513)

         -       4        Benefit Restoration Plan of Transco.  (Exhibit (10)-4
                          to Transco Form 10-K for 1992 Commission File Number
                          1-7513)

         -       5        Lease Agreement, dated October 5, 1981, between TGPL
                          and Post Oak/Alabama, a Texas partnership.  (Exhibit
                          (10)-7 to Transco Form 10-K for 1989 Commission File
                          Number 1-7513)

         -       6        1991 Incentive Plan of Transco.  (Transco
                          Registration Statement No. 33-40495)

         -       7        Form of Supplemental Retirement Agreement which
                          Transco has entered into with Messrs. Dagley, Spencer and Varner. (Exhibit (10)-7 to Transco Form 10-K for
                          1992 Commission File Number 1-7513)

         -       8        Form of Termination Agreement which Transco has
                          entered into with Messrs. Best, Dagley, Spencer and Varner. (Exhibit (10)-8 to Transco Form 10-K for
                          1992 Commission File Number 1-7513)

         -       9        Severance Agreement between Transco and John P.
                          DesBarres, effective as of September 14, 1991.
                          (Exhibit (10)-10 to Transco Form 10-K for 1992
                          Commission File Number 1-7513)

         -       10       Termination Agreement between Transco and John P.
                          DesBarres, effective as of September 14, 1991.
                          (Exhibit (10)-11 to Transco Form 10-K for 1992
                          Commission File Number 1-7513)

         -       11       Severance Agreement, dated as of March 25, 1992, by
                          and between Transco and Robert W. Best (Exhibit
                          (10)-12 to Transco Form 10-K for 1993 Commission File
                          Number 1-7513)

         -       12       Severance Agreement, dated as of March 17, 1993, by
                          and between Transco and David E. Varner and schedule identifying substantially similar Severance
                          Agreements between Transco and other executive officers (Exhibit (10)-13 to Transco Form 10-K for
                          1993 Commission File Number 1-7513)

         -       13       Severance Agreement, dated as of March 17, 1993, by
                          and between Transco and Thomas W. Spencer (Exhibit
                          (10)-14 to Transco Form 10-K for 1993 Commission File
                          Number 1-7513)

         -       14       Indemnification Agreement between Transco and David
                          E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco and other executive officers (Exhibit (10)-16 to Transco Form 10-K for 1993 Commission File Number
                          1-7513)

4.       REPORTS ON FORM 8-K:

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1994.

                                       TRANSCONTINENTAL GAS PIPE
                                            LINE CORPORATION
                                               Registrant


                                       By:   /s/ Nick A. Bacile
                                           ------------------------------
                                             Nick A. Bacile
                                             Vice President and Controller
                                             (principal accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of March, 1994, below by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURE                     TITLE
             ---------                     -----
         JOHN P. DESBARRES               Chairman of the Board and Chief Executive
        (John P. DesBarres)              Officer (principal executive officer)


          LARRY J. DAGLEY                Director, Senior Vice President and Chief Financial
         (Larry J. Dagley)               Officer (principal financial officer)

          ROBERT W. BEST                 Director, President and Chief Operating Officer
         (Robert W. Best)


          NICK A. BACILE                 Vice President and Controller
         (Nick A. Bacile)                (principal accounting officer)