Form 10-Q
period 1994-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1994-05-16
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549

                                          Form 10-Q


/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1994

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                                Commission file number 1-7584






                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                   (Exact name of registrant as specified in its charter)


                   DELAWARE                                     74-1079400

         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                    Identification No.)


            2800 Post Oak Boulevard
                P. O. Box 1396
                Houston, Texas                                     77251
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (713) 439-2000)

                                            None
                      (Former name, former address and former fiscal year,
                                if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject
to such filing requirements for the past 90 days.   Yes /X/  No/ /

The number of shares of Common Stock, par value $1.00 per share, outstanding as of March 31, 1994 was 100.

                              PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

     Company or Group of Companies for Which Report is Filed:

     Transcontinental Gas Pipe Line Corporation (TGPL)


     The condensed financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)


                                                              March 31,     December 31,
                                                                1994            1993
                                                            _____________   _____________

         ASSETS
Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . .   $     1,505     $     1,094
     Deposits . . . . . . . . . . . . . . . . . . . . . .         7,512           7,348
     Receivables. . . . . . . . . . . . . . . . . . . . .        67,538          93,181
     Advances to Transco  . . . . . . . . . . . . . . . .       107,211         133,304
     Transportation and exchange gas receivable - others.        22,000          22,000
     Inventories. . . . . . . . . . . . . . . . . . . . .        62,470          79,547
     Deferred income tax benefits . . . . . . . . . . . .         7,494               -
     Other. . . . . . . . . . . . . . . . . . . . . . . .        20,510          23,739
                                                            _____________   _____________
         Total current assets . . . . . . . . . . . . . .       296,240         360,213
                                                            _____________   _____________

Property, Plant and Equipment, at cost:
     Natural gas transmission plant . . . . . . . . . . .     4,231,891       4,223,501
     Less - Accumulated depreciation and amortization . .     2,512,842       2,480,332
                                                            _____________   _____________
         Property, plant and equipment, net . . . . . . .     1,719,049       1,743,169
                                                            _____________   _____________

Other Assets:
     Transportation and exchange gas receivable:
         Affiliates . . . . . . . . . . . . . . . . . . .        45,660          28,986
         Others . . . . . . . . . . . . . . . . . . . . .       112,693         109,564
     Other. . . . . . . . . . . . . . . . . . . . . . . .        80,368          75,728
                                                            _____________   _____________
         Total other assets . . . . . . . . . . . . . . .       238,721         214,278
                                                            _____________   _____________
                                                            $ 2,254,010     $ 2,317,660
                                                            _____________   _____________
                                                            _____________   _____________


The accompanying condensed notes are an integral part of these condensed financial statements.
/TABLE

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)

                                                              March 31,     December 31,
                                                                1994            1993
                                                            _____________   _____________

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Payables . . . . . . . . . . . . . . . . . . . . . .   $   152,834     $   199,635
     Transportation and exchange gas payable - others . .        12,000          12,000
     Accrued liabilities. . . . . . . . . . . . . . . . .        73,121          73,145
     Reserve for producer settlements, legal and
         regulatory issues. . . . . . . . . . . . . . . .         2,299           5,240
     Reserve for rate refunds . . . . . . . . . . . . . .        79,322         141,270
     Deferred income taxes. . . . . . . . . . . . . . . .             -           1,452
     Other. . . . . . . . . . . . . . . . . . . . . . . .        14,188          16,162

                                                            _____________   _____________
         Total current liabilities. . . . . . . . . . . .       333,764         448,904
                                                            _____________   _____________

Long-Term Debt, less current maturities . . . . . . . . .       643,913         643,799
                                                            _____________   _____________

Other Liabilities and Deferred Credits:
     Income taxes . . . . . . . . . . . . . . . . . . . .       281,634         279,303
     Income taxes refundable to customers . . . . . . . .        16,556          19,148
     Transportation and exchange gas payable:
         Affiliates . . . . . . . . . . . . . . . . . . .         1,055           3,607
         Others . . . . . . . . . . . . . . . . . . . . .       100,496          75,530
     Other. . . . . . . . . . . . . . . . . . . . . . . .        65,562          64,888
                                                            _____________   _____________
         Total other liabilities and deferred credits . .       465,303         442,476
                                                            _____________   _____________

Commitments and contingencies . . . . . . . . . . . . . .             -               -

Cumulative Redeemable Preferred Stock, without par value:
     Authorized 10,000,000 shares:
         Stated value $100 per share, issued and outstanding
         757,427 shares in 1994 and 1993. . . . . . . . .        75,743          75,743
         Less - Issue expense . . . . . . . . . . . . . .           552             552
                                                            _____________   _____________
         Total preferred stock. . . . . . . . . . . . . . .      75,191          75,191
                                                            _____________   _____________

Cumulative Redeemable Second Preferred Stock,
     without par value:
         Authorized 2,000,000 shares: none issued or
         outstanding. . . . . . . . . . . . . . . . . . . .           -               -
                                                            _____________   _____________

Common Stockholder's Equity:
     Common Stock $1.00 par value:
         100 shares authorized, issued and outstanding. . .           -               -
     Premium on capital stock and other paid-in capital . .     283,937         283,037
     Retained earnings. . . . . . . . . . . . . . . . . . .     451,902         424,253
                                                            _____________   _____________
         Total common stockholder's equity. . . . . . . . .     735,839         707,290
                                                            _____________   _____________

                                                            $ 2,254,010     $ 2,317,660
                                                            _____________   _____________
                                                            _____________   _____________

The accompanying condensed notes are an integral part of these condensed financial statements.
/TABLE

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED STATEMENT OF INCOME
                                    (Thousands of Dollars)

                                                                 Three Months Ended
                                                                      March 31,
                                                            _____________________________
                                                                1994            1993
                                                            _____________   _____________
Operating Revenues:
    Natural gas sales . . . . . . . . . . . . . . . . . . . $   226,412     $   156,112
    Natural gas transportation  . . . . . . . . . . . . . .     166,123         189,284
    Natural gas storage . . . . . . . . . . . . . . . . . .      37,728          38,125
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       1,652           1,402
                                                            _____________   _____________
     Total operating revenues . . . . . . . . . . . . . .       431,915         384,923
                                                            _____________   _____________


Operating Costs and Expenses:
    Cost of natural gas sales . . . . . . . . . . . . . . .     226,561         154,484
    Cost of natural gas transportation. . . . . . . . . . .      28,286          54,443
    Operation and maintenance . . . . . . . . . . . . . . .      40,712          38,628
    Administrative and general. . . . . . . . . . . . . . .      37,057          38,246
    Depreciation and amortization . . . . . . . . . . . . .      30,143          29,614
    Taxes - other than income taxes . . . . . . . . . . . .       8,716           8,401
                                                            _____________   _____________
     Total operating costs and expenses . . . . . . . . . .     371,475         323,816
                                                            _____________   _____________

Operating Income. . . . . . . . . . . . . . . . . . . . . .      60,440          61,107
                                                            _____________   _____________

Other (Income) and Other Deductions:
    Interest expense - affiliates . . . . . . . . . . . . .           -             207
                     - other. . . . . . . . . . . . . . . .      15,805          15,917
    Interest income  - affiliates . . . . . . . . . . . . .  (    1,790)     (      126)
                     - other. . . . . . . . . . . . . . . .  (      125)     (    1,412)
    Allowance for equity and borrowed funds used during
     construction (AFUDC) . . . . . . . . . . . . . . . . .  (      835)     (      113)
    Miscellaneous other (income) and deductions, net. . . .       2,114           1,507
                                                            _____________   _____________
      Total other (income) and other deductions . . . . . .      15,169          15,980
                                                            _____________   _____________

Income Before Income Taxes. . . . . . . . . . . . . . . . .      45,271          45,127

Provision for Income Taxes. . . . . . . . . . . . . . . . .      16,023          15,658
                                                            _____________   _____________
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .      29,248          29,469

Dividends on Preferred Stock. . . . . . . . . . . . . . . .       1,599           2,140
                                                            _____________   _____________

Common Stock Equity in Net Income . . . . . . . . . . . . . $    27,649     $    27,329
                                                            _____________   _____________
                                                            _____________   _____________

The accompanying condensed notes are an integral part of these condensed financial statements.
/TABLE

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONDENSED STATEMENT OF CASH FLOWS
                                    (Thousands of Dollars)

                                                                 Three Months Ended
                                                                      March 31,
                                                            _____________________________
                                                                1994            1993
                                                            _____________   _____________
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .   $    29,248     $    29,469
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . .        34,201          33,151
     Deferred income taxes. . . . . . . . . . . . . . . .    (    9,472)     (   16,210)
     Tran$tock compensation expense . . . . . . . . . . .           900             727
     Allowance for equity funds used during
        construction (AFUDC). . . . . . . . . . . . . . .    (      608)          1,031
                                                            _____________   ______________
                                                                 54,269          48,168
     Nonrecoverable producer settlements. . . . . . . . .             -      (   26,300)
  Changes in operating assets and liabilities:
     Deposits . . . . . . . . . . . . . . . . . . . . . .    (      164)     (      217)
     Receivables. . . . . . . . . . . . . . . . . . . . .        25,643             957
     Transportation and exchange gas receivable . . . . .    (   19,803)     (    5,675)
     Inventories. . . . . . . . . . . . . . . . . . . . .        17,077          10,730
     Payables . . . . . . . . . . . . . . . . . . . . . .    (   44,889)     (   16,863)
     Transportation and exchange gas payable. . . . . . .        22,414      (   10,081)
     Accrued liabilities. . . . . . . . . . . . . . . . .    (    1,367)     (    2,771)
     Reserve for rate refunds . . . . . . . . . . . . . .    (   61,948)         28,538
  Other, net. . . . . . . . . . . . . . . . . . . . . . .    (    4,384)          4,809
                                                            _____________   ______________
        Net cash provided by (used in) operating activities  (   13,152)         31,295
                                                            _____________   ______________

Cash flows from financing activities:
  Retirement of long-term debt. . . . . . . . . . . . . .             -      (   15,200)
  Advances from Transco . . . . . . . . . . . . . . . . .             -         534,341
  Retirement of advances from Transco . . . . . . . . . .             -      (  534,341)
  Dividends on preferred stock. . . . . . . . . . . . . .    (    1,599)     (    2,140)
  Other, net. . . . . . . . . . . . . . . . . . . . . . .             -      (      149)
                                                            _____________   ______________
        Net cash used in financing activities . . . . . .    (    1,599)     (   17,489)
                                                            _____________   ______________

Cash flows from investing activities:
  Property, plant and equipment, net of equity AFUDC. . .    (   11,375)     (   12,583)
  Recovery of producer settlements. . . . . . . . . . . .             -          21,720
  Advances to Transco . . . . . . . . . . . . . . . . . .    (  439,106)     (  196,376)
  Retirement of advances to Transco . . . . . . . . . . .       465,199         172,225
  Other, net. . . . . . . . . . . . . . . . . . . . . . .           444           1,333
                                                            _____________   ______________
        Net cash provided by (used in) investing activities      15,162      (   13,681)
                                                            _____________   ______________

Net increase in cash and cash equivalents . . . . . . . .           411             125
Cash and cash equivalents at beginning of period. . . . .         1,094           1,259
                                                            _____________   ______________
Cash and cash equivalents at end of period. . . . . . . .   $     1,505     $     1,384
                                                            _____________   ______________
                                                            _____________   ______________

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
    Interest (net of amount capitalized). . . . . . . . .   $    21,296     $    16,095
    Income taxes, net . . . . . . . . . . . . . . . . . .    (   28,453)         21,883

The accompanying condensed notes are an integral part of these condensed financial statements.
/TABLE

                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           NOTES TO CONDENSED FINANCIAL STATEMENTS


                             A.  CORPORATE STRUCTURE AND CONTROL

Transcontinental Gas Pipe Line Corporation (TGPL) is a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company and, as used herein, the term Transco refers to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires.

The condensed financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1993 Annual Report on Form 10-K.

Certain reclassifications have been made in the 1993 financial statements to conform with the 1994 presentation.

As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, TGPL has made interest bearing advances to Transco and received interest bearing advances and capital contributions from Transco. These advances are represented by demand notes. TGPL currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Condensed Balance Sheet. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2 percent below the prime rate of Citibank, N.A.

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

Prior to 1993, TGPL was responsible for all jurisdictional gas sales to its pipeline customers. After Federal Energy Regulatory Commission (FERC) approval in January 1993, Transco implemented a plan to consolidate its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC) to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's gas sales service and receives all margins associated with such business. Consequently, TGPL's gas sales service had no impact on its results of operations.

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

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K other than described below.

Rate Matters
____________

On November 4, 1993, the FERC issued an order accepting the Offer of Settlement (the Settlement) filed by TGPL on May 3, 1993 in connection with TGPL's general rate case (Docket No. RP92-137). On December 6, 1993, certain parties, including TGPL, filed requests for rehearing and clarification of the November 4 order. On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994, which order also acted on the pending requests for rehearing or clarification of the November 4 order. The Settlement became effective on April 1, 1994. One party has appealed the FERC's November 4 and February 14 orders to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). In March and April 1994, TGPL made partial refunds of approximately $105 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these additional refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Order 636
_________

TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. These appeals had been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review. On March 17, 1994, the FERC issued an order denying all requests for rehearing relating to TGPL's Order 636 restructuring proceedings, which ends the rehearing process at the FERC. No procedural schedule has been established by the D.C. Circuit Court and, therefore, the issues that will be addressed on appeal have not been identified.

TGPL expects that any Order 636 transition costs incurred should be recovered from its customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers. Although no assurances can be given, TGPL does not believe that the implementation of Order 636 will have a material adverse effect on its financial position or results of operations.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K other than as described below.

Dakota Gasification Litigation
______________________________

As discussed in TGPL's 1993 Annual Report on Form 10-K, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipelines had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed a definitive agreement which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Royalty Claims
______________

As discussed in TGPL's 1993 Annual Report on Form 10-K, in connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements.

On January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon)) and, on
March 15, 1994, a new lawsuit, which was previously disclosed in TGPL's 1993 Annual Report on Form 10-K as a claim, was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners pursuant to the excess royalty provision in their respective Omnibus Contract Amendment and Settlement Agreements. In the Marathon and Texaco lawsuits, the respective plaintiffs seek to recover approximately $3.6 million and approximately $14.7 million, respectively.

As discussed in TGPL's Annual Report on Form 10-K, TGPL has been named as a defendant in three other lawsuits involving claims by producers and/or royalty owners.

In December 1992, a lawsuit was filed which is currently pending in the United States District Court for the Southern District of Texas (Vaquillas Ranch Company, Ltd., et al vs. Texaco Exploration and Production, Inc. (Vaquillas Ranch)) in which royalty owners have made allegations against the producer for breach of express obligations under the leases; breach of the covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In August 1993, a lawsuit was filed, which is currently pending in the United States District Court for the Southern District of Texas (Floyd C. Billings, et al vs. Texaco Exploration and Production Inc., et al (Billings)), in which royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. However, except for this omission, the royalty owners' claims in the Billings lawsuit are virtually identical to the ones made in the Vaquillas Ranch lawsuit. In addition, in the Billings lawsuit the royalty owners have sued the parent and an affiliate of the producer and TGPL for allegedly conspiring to tortiously interfere with their lease. The producer defendants in each of the Billings and Vaquillas Ranch lawsuits have cross-claimed against TGPL pursuant to the excess royalty provision in the Omnibus Contract Amendment and Settlement Agreement between TGPL and the producer. While the two complaints have not specified monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million. The Vaquillas Ranch lawsuit is set for trial on December 2, 1994.

In October 1991, a lawsuit was filed in 32nd Judicial District Court for the Parish of Terrebonne State of Louisiana (Betty Duplantis Brown, et al vs. Mobil Oil Exploration and Producing U.S. Inc., et al (Duplantis)), in which royalty owners have alleged that they were third party beneficiaries to the original gas purchase contract between TGPL and the producers and that the settlement agreement entered into between TGPL and such producers is not valid without the royalty owners' consent. Additionally, in a separate lawsuit consolidated with the Duplantis lawsuit, allegations have been made that Transco Exploration Company (TXC) and TXP Operating Company
(TXPO) and other defendant-producers were entitled to make claims for breach of gas purchase contracts but failed to either make claim or receive compensation for such breaches. The royalty owners make a number of allegations with respect to breach of the leases and breach of implied covenants similar to those alleged in the Vaquillas Ranch and Billings lawsuits. The royalty owners have not specified an amount of monetary damages in their complaints. Trial is set for September 1994.

Each of the lawsuits is in the discovery process. TGPL, TXC and TXPO have each denied liability in the litigation and each believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the excess royalty provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners.

Although no assurances can be given, TGPL believes that the ultimate resolution of these royalty claims and litigation will not have a material adverse effect on TGPL's financial position or results of operations.

                                  D. ENVIRONMENTAL MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K with regard to environmental matters.

                                        E.  FINANCING

Restrictive Covenants
_____________________

As described in TGPL's 1993 Annual Report on Form 10-K, certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any of the property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to make or repay advances to TGPL or make capital contributions to TGPL.

Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of March 31, 1994, approximately $315 million of TGPL's retained earnings of $452 million was available for distribution.

Item 2. Management's Discussion and Analysis of Transcontinental Gas Pipe Line Corporation's (TGPL) Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

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

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing
___________________

As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. TGPL meets its working capital requirements by participation in the Transco consolidated cash management program, pursuant to which TGPL both makes advances to and receives advances and capital contributions from Transco, and by accessing capital markets to refinance its long-term debt maturities. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A. At March 31, 1994, there were outstanding advances totaling approximately $107 million from TGPL to Transco. TGPL currently expects to receive payment of these advances within the next twelve months and has classified such advances as current assets.

In addition, TGPL and Transco's other subsidiaries pay dividends, based on the level of their earnings and net cash flow, to assist Transco in providing the funds necessary for Transco to service its debt and pay dividends on its common and preferred stock.

To meet the working capital requirements of Transco and its subsidiaries, Transco has in place a $450 million working capital line with a group of fifteen banks. TGPL is guarantor of $270 million of this working capital line. At March 31, 1994, Transco had no outstanding borrowings under this facility.

Transco has in place a $50 million reimbursement facility, dated as of December 31, 1993, between Transco and a group of banks. This facility provides Transco the opportunity to obtain standby letters of credit under certain circumstances from the banks. TGPL is guarantor of $30 million of the obligations that arise under this facility. At March 31, 1994, Transco had utilized $21 million of standby letters of credit under this facility.

Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, Transco's ability to repay advances or make capital contributions to TGPL. Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of March 31, 1994, approximately $315 million of TGPL's retained earnings of $452 million was available for distribution.

In September 1993, TGPL entered into a new program to sell monthly trade receivables to replace a similar program which expired. The new trade receivables program, which expires in September 1995, provides for the sale of up to $100 million of trade receivables without recourse. As of March 31, 1994, $100 million in trade receivables were held by the investor.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at March 31, 1994, total debt as a percentage of total invested capital was 44.3%, compared to 45.1% at December 31, 1993. Although total debt at March 31, 1994, remained approximately the same as at December 31, 1993, net income during the first quarter had the effect of reducing the percentage of total debt to total invested capital.

                                                                March 31,     December 31,
                                                                  1994           1993
                                                              ______________ _______________
                                                                     (In millions)
Common Stockholder's Equity . . . . . . . . . . . . . . . .   $     735.8    $      707.3
Preferred Stock . . . . . . . . . . . . . . . . . . . . . .          75.2            75.2
Long-term Debt, less Current Maturities . . . . . . . . . .         643.9           643.8
                                                              ______________________________
    Total Capitalization. . . . . . . . . . . . . . . . . .       1,454.9         1,426.3
Current Maturities of Long-term Debt. . . . . . . . . . . .             -               -
                                                              ______________________________
    Total Invested Capital. . . . . . . . . . . . . . . . .   $   1,454.9    $    1,426.3
                                                              ______________________________
                                                              ______________________________

Long-term Debt, less Current Maturities as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          44.3%           45.1%
Common Stockholder's Equity as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          50.6%           49.6%
Total Debt as a Percentage of Total Invested Capital. . . .          44.3%           45.1%

At March 31, 1994, TGPL had a working capital deficit of $38 million, compared to a deficit of $89 million at December 31, 1993. The most significant factor influencing the reduction in the working capital deficit was payments made during the first quarter of 1994 for TGPL's initial refunds under Docket No. RP92-137, as discussed in Note B of the Notes to Condensed Financial Statements.


                                                                    Three Months
                                                                   Ended March 31,
                                                              __________________________
                                                                1994           1993
                                                              _________      __________
                                                                    (In millions)
Cash Flows Provided by (Used in) Operating Activities . . .   $( 13.2)       $    31.3
                                                              _________      __________
                                                              _________      __________

For the three months ended March 31, 1994, cash flows from operating activities were $45 million lower than the three months ended March 31, 1993. The lower cash flows for 1994 are primarily the result of cash refunds made in the first quarter of 1994 in connection with the settlement of TGPL's general rate case (Docket No. RP92-137), partly offset by payments made in 1993 for nonrecoverable producer settlements.

                                                                    Three Months
                                                                   Ended March 31,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)
Cash Flows Used in Financing Activities . . . . . . . . . .   $(  1.6)       $(  17.5)
                                                              __________     __________
                                                              __________     __________

The cash flows used in financing activities for the three months ended March 31, 1994, were attributable to dividend payments of $2 million on preferred stock.

For the three months ended March 31, 1993, cash flows used in financing activities were primarily attributable to the retirement of $15 million of other long-term debt and dividend payments of $2 million on preferred stock.

                                                                    Three Months
                                                                   Ended March 31,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)
Cash Flows Provided by (Used in) Investing Activities . . .   $   15.2       $(  13.7)
                                                              __________     __________
                                                              __________     __________

For the three months ended March 31, 1994, cash flows from investing activities, primarily from Transco's net repayment of advances from TGPL, exceeded the cash outflows for capital expenditures for property, plant and equipment.

For the three months ended March 31, 1993, cash flows used in investing activities, including capital expenditures and net advances to Transco, exceeded the recovery of producer settlement costs. The remaining portion of TGPL's recoverable producer settlement costs were fully collected as of May 31, 1993.

                                                                    Three Months
                                                                   Ended March 31,
                                                              __________________________
Capital Expenditures                                            1994           1993
____________________                                          __________     __________
                                                                    (In millions)
Market-Area Projects  . . . . . . . . . . . . . . . . . . .   $   2.7        $    1.2
Supply-Area Projects. . . . . . . . . . . . . . . . . . . .       2.5             7.0
Maintenance of Existing Facilities and Other Projects . . .       6.2             4.4
                                                              __________     __________
    Total Capital Expenditures. . . . . . . . . . . . . . .   $  11.4        $   12.6
                                                              __________     __________
                                                              __________     __________

Other Capital Requirements and Contingencies
____________________________________________

TGPL's capital requirements and contingencies are discussed in TGPL's 1993 Annual Report on Form 10-K. Other than described in Notes B and C to the Condensed Financial Statements, there have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

Rate Refunds
____________

As discussed in Note B of the Notes to Condensed Financial Statements, TGPL received a FERC order accepting the Settlement in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. In March and April 1994, TGPL made partial refunds of approximately $105 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Conclusion
__________

Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, if necessary, by repayments of funds advanced to Transco or advances by Transco, will provide TGPL with sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

As discussed in TGPL's 1993 Annual Report on Form 10-K, effective
January 1, 1993, TGMC, through an agency management agreement with TGPL, manages all gas sales made by TGPL. The financial performance of TGPL's sales service is discussed separately in the following discussion.

Net and Operating Income
________________________

TGPL's net income for the three months ended March 31, 1994 was $0.3 million higher than net income for the three months ended March 31, 1993, due primarily to lower net interest expense, higher allowance for funds used during construction and lower dividends on preferred stock, partly offset by higher operating expenses. Operating income for the first quarter of 1994 when compared to the 1993 quarter was $0.7 million lower reflecting higher operating expenses, partly offset by slightly higher net transportation revenues (net of the related cost of transportation and surcharges) as a result of increased production-area transportation.

Transportation Services
_______________________

TGPL's operating revenues, excluding sales and storage services, decreased $23 million to $168 million for the quarter ended March 31, 1994, when compared to the same period in 1993, due primarily to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, the decrease in transportation rates related to this surcharge did not affect TGPL's operating or net income since the expiration of the producer settlement surcharge also resulted in lower cost of sales and transportation when compared with the prior year quarter. Effective September 1, 1992, TGPL placed new rates into effect, subject to refund, under its general rate case, Docket No. RP92-137. The rates for firm transportation service are based on a straight-fixed-variable (SFV) rate design, under which all fixed costs allocated to firm transportation service, including return on equity and taxes, are included in a demand charge to customers. All variable costs are recovered through commodity rates. On March 8, 1994, TGPL made the initial refunds (approximately $100 million, including interest) under Docket No. RP92-137. On April 8, 1994, TGPL made additional refunds (approximately $5 million, including interest) under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these additional refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Excluding the cost of sales and transportation of $255 million in the first quarter of 1994 and $209 million in the first quarter of 1993, TGPL's operating expenses for the 1994 quarter were approximately $2 million higher than the same period in 1993. This increase in operating expenses for the quarter was primarily the result of increased costs for main engine repairs and miscellaneous contractual services and higher depreciation and taxes other than income taxes, offset in part by lower group insurance expense.

As shown in the table below, TGPL's total market-area deliveries for the three months ended March 31, 1994 were 8.7 billion cubic feet (Bcf), or 2 percent, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to the colder-than-normal weather during January and February 1994. The production-area deliveries for the three months ended March 31, 1994, when compared to the same period in 1993, increased 8.8 Bcf, or 32 percent, due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, as a result of a SFV rate design, these increased deliveries had no significant impact on operating income.

                                                           Three Months
TGPL System Deliveries (Bcf)                              Ended March 31,
____________________________                             ____________________
                                                          1994        1993
                                                         _______    _______
Market-area deliveries:
  Long-haul transportation. . . . . . . . . . . . . . .  230.8       235.0
  Market-area transportation. . . . . . . . . . . . . .  134.2       121.3
                                                         _______    _______
   Total market-area deliveries . . . . . . . . . . . .  365.0       356.3
Production-area transportation. . . . . . . . . . . . .   36.3        27.5
                                                         _______    _______
Total system deliveries . . . . . . . . . . . . . . . .  401.3       383.8
                                                         _______    _______
                                                         _______    _______

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

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC Administrative Law Judge (ALJ) dealing with, among other things, TGPL's production-area rate design began on April 25, 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors. For a discussion of TGPL's Order 636 compliance filing, see Note B of the Notes to Condensed Financial Statements.

Sales Services
______________

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

TGPL's operating revenues related to its sales services increased $70 million to $226 million for the quarter ended March 31, 1994 when compared to the quarter ended March 31, 1993, due primarily to higher sales volumes and average prices. However, TGPL's sales service did not have an impact on TGPL's operating income or results of operations during the first quarter of 1994 or the same period in 1993. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's gas sales service and receives all margins associated with such business. Consequently, TGPL believes its gas sales service will have no impact on its operating income or results of operations.

                                                                        Three Months
Gas Sales Volumes (Bcf)(1)                                             Ended March 31,
____________________________                                         _____________________
                                                                      1994         1993
                                                                     _______     _______
Long-term sales . . . . . . . . . . . . . . . . . . . . . . . . . .    67.2        57.1
Short-term sales. . . . . . . . . . . . . . . . . . . . . . . . . .    18.0         8.6
                                                                     _______     _______
  Total gas sales . . . . . . . . . . . . . . . . . . . . . . . . .    85.2        65.7
                                                                     _______     _______
                                                                     _______     _______

(1)   Effective January 1993, TGMC, through an agency management agreement with TGPL, assumed management of TGPL's sales service.

Storage Services
______________

TGPL's operating revenues of $38 million related to its storage services for the quarter ended March 31, 1994 were comparable to the storage revenues for the same period in 1993.

                                 PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            See discussion of legal proceedings in Note C of the Notes to Condensed Financial Statements included herein.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  None.

            (b)   Reports on Form 8-K.

            TGPL filed a Form 8-K, Current Report dated April 7, 1994, to report that Transco and TGPL, along with pipeline units of The Coastal Corporation, MidCon Corp. and Tenneco Inc., announced that each have signed settlement agreements to resolve litigation with Dakota Gasification Company and the Department of Energy related to their respective contracts, signed in 1982, to purchase gas from the Great Plains Gasification Plant. The settlements are subject to the approval of the Federal Energy Regulatory Commission. See Note C of the Notes to Condensed Financial Statements.

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Transcontinental Gas Pipe Line Corporation






Dated:  May 16, 1994           By /S/ N. A. Bacile
                               _____________________________
                               (Signature)
                               N. A. Bacile
                               Vice President and Controller