Form 10-Q
period 1994-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1994-08-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549

                                          Form 10-Q


/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1994

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

The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 1994 was 100.

                              PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

     Company or Group of Companies for Which Report is Filed:

     Transcontinental Gas Pipe Line Corporation (TGPL)


     The condensed financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K and included in TGPL's 1994 First Quarter Report on Form 10-Q (First Quarter Form 10-Q).

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)



                                                              June 30,      December 31,
                                                                1994            1993
                                                            _____________   _____________

         ASSETS

Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . .   $     1,621     $     1,094
     Deposits . . . . . . . . . . . . . . . . . . . . . .         7,568           7,348
     Receivables. . . . . . . . . . . . . . . . . . . . .        74,657          93,181
     Advances to Transco  . . . . . . . . . . . . . . . .       125,061         133,304
     Transportation and exchange gas receivable - others.        22,000          22,000
     Inventories. . . . . . . . . . . . . . . . . . . . .        58,980          79,547
     Deferred income tax benefits . . . . . . . . . . . .         7,851               -
     Other. . . . . . . . . . . . . . . . . . . . . . . .        19,776          23,739
                                                            _____________   _____________
         Total current assets . . . . . . . . . . . . . .       317,514         360,213
                                                            _____________   _____________

Property, Plant and Equipment, at cost:
     Natural gas transmission plant . . . . . . . . . . .     4,251,151       4,223,501
     Less - Accumulated depreciation and amortization . .     2,543,369       2,480,332
                                                            _____________   _____________
         Property, plant and equipment, net . . . . . . .     1,707,782       1,743,169
                                                            _____________   _____________

Other Assets:
     Transportation and exchange gas receivable:
         Affiliates . . . . . . . . . . . . . . . . . . .        23,011          32,155
         Others . . . . . . . . . . . . . . . . . . . . .        88,360          92,960
     Other. . . . . . . . . . . . . . . . . . . . . . . .        86,167          75,728
                                                            _____________   _____________
         Total other assets . . . . . . . . . . . . . . .       197,538         200,843
                                                            _____________   _____________
                                                            $ 2,222,834     $ 2,304,225
                                                            _____________   _____________
                                                            _____________   _____________


The accompanying condensed notes are an integral part of these condensed financial statements.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)

                                                              June 30,      December 31,
                                                                1994            1993
                                                            _____________   _____________

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Payables . . . . . . . . . . . . . . . . . . . . . .   $   154,324     $   199,635
     Transportation and exchange gas payable - others . .        12,000          12,000
     Accrued liabilities. . . . . . . . . . . . . . . . .        82,453          73,145
     Reserve for producer settlements, legal and
         regulatory issues. . . . . . . . . . . . . . . .         1,745           5,240
     Reserve for rate refunds . . . . . . . . . . . . . .        63,988         141,270
     Deferred income taxes. . . . . . . . . . . . . . . .             -           1,452
     Other. . . . . . . . . . . . . . . . . . . . . . . .        13,171          16,162
                                                            _____________   _____________
         Total current liabilities. . . . . . . . . . . .       327,681         448,904
                                                            _____________   _____________

Long-Term Debt, less current maturities . . . . . . . . .       644,021         643,799
                                                            _____________   _____________

Other Liabilities and Deferred Credits:
     Income taxes . . . . . . . . . . . . . . . . . . . .       281,460         279,303
     Income taxes refundable to customers . . . . . . . .        13,965          19,148
     Transportation and exchange gas payable:
         Affiliates . . . . . . . . . . . . . . . . . . .         1,260             726
         Others . . . . . . . . . . . . . . . . . . . . .        53,000          64,976
     Other. . . . . . . . . . . . . . . . . . . . . . . .        67,700          64,888
                                                            _____________   _____________
         Total other liabilities and deferred credits . .       417,385         429,041
                                                            _____________   _____________

Commitments and contingencies . . . . . . . . . . . . . .             -               -

Cumulative Redeemable Preferred Stock, without par value:
     Authorized 10,000,000 shares:
         Stated value $100 per share, issued and outstanding
         734,927 shares and 757,427 shares in 1994 and 1993,
         respectively . . . . . . . . . . . . . . . . . .        73,493          75,743
         Less - Issue expense . . . . . . . . . . . . . .           535             552
                                                            _____________   _____________
         Total preferred stock. . . . . . . . . . . . . .        72,958          75,191
                                                            _____________   _____________

Cumulative Redeemable Second Preferred Stock,
     without par value:
         Authorized 2,000,000 shares: none issued or
         outstanding. . . . . . . . . . . . . . . . . . .             -               -
                                                            _____________   _____________

Common Stockholder's Equity:
     Common Stock $1.00 par value:
         100 shares authorized, issued and outstanding. .             -               -
     Premium on capital stock and other paid-in capital .       284,610         283,037
     Retained earnings. . . . . . . . . . . . . . . . . .       476,179         424,253
                                                            _____________   _____________
         Total common stockholder's equity. . . . . . . .       760,789         707,290
                                                            _____________   _____________

                                                            $ 2,222,834     $ 2,304,225
                                                            _____________   _____________
                                                            _____________   _____________

The accompanying condensed notes are an integral part of these condensed financial statements.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED STATEMENT OF INCOME
                                    (Thousands of Dollars)

                                                                 Three Months Ended
                                                                       June 30,
                                                            _____________________________
                                                                1994            1993
                                                            _____________   _____________

Operating Revenues:
    Natural gas sales . . . . . . . . . . . . . . . . . . . $   195,374     $   152,568
    Natural gas transportation  . . . . . . . . . . . . . .     166,399         168,730
    Natural gas storage . . . . . . . . . . . . . . . . . .      35,278          35,610
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       1,610           1,415
                                                            _____________   _____________
     Total operating revenues . . . . . . . . . . . . . . .     398,661         358,323
                                                            _____________   _____________


Operating Costs and Expenses:
    Cost of natural gas sales . . . . . . . . . . . . . . .     195,375         152,746
    Cost of natural gas transportation. . . . . . . . . . .      30,970          31,145
    Operation and maintenance . . . . . . . . . . . . . . .      42,901          46,181
    Administrative and general. . . . . . . . . . . . . . .      36,900          38,311
    Depreciation and amortization . . . . . . . . . . . . .      30,144          29,950
    Taxes - other than income taxes . . . . . . . . . . . .       8,587           8,520
                                                            _____________   _____________
     Total operating costs and expenses . . . . . . . . . .     344,877         306,853
                                                            _____________   _____________

Operating Income. . . . . . . . . . . . . . . . . . . . . .      53,784          51,470
                                                            _____________   _____________

Other (Income) and Other Deductions:
    Interest expense - affiliates . . . . . . . . . . . . .           -              14
                     - other. . . . . . . . . . . . . . . .      14,524          15,512
    Interest income  - affiliates . . . . . . . . . . . . . (       881)    (       626)
                     - other. . . . . . . . . . . . . . . . (       206)    (       476)
    Allowance for equity and borrowed funds used during
     construction (AFUDC) . . . . . . . . . . . . . . . . . (       800)    (       657)
    Miscellaneous other (income) and deductions, net. . . .       1,424           1,965
                                                            _____________   _____________
      Total other (income) and other deductions . . . . . .      14,061          15,732
                                                            _____________   _____________

Income Before Income Taxes. . . . . . . . . . . . . . . . .      39,723          35,738

Provision for Income Taxes. . . . . . . . . . . . . . . . .      13,874          12,139
                                                            _____________   _____________
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .      25,849          23,599

Dividends on Preferred Stock. . . . . . . . . . . . . . . .       1,572           2,112
                                                            _____________   _____________

Common Stock Equity in Net Income . . . . . . . . . . . . . $    24,277     $    21,487
                                                            _____________   _____________
                                                            _____________   _____________

The accompanying condensed notes are an integral part of these condensed financial statements.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED STATEMENT OF INCOME
                                    (Thousands of Dollars)

                                                                  Six Months Ended
                                                                       June 30,
                                                            _____________________________
                                                                1994            1993
                                                            _____________   _____________

Operating Revenues:
    Natural gas sales . . . . . . . . . . . . . . . . . . . $   421,786     $   308,680
    Natural gas transportation  . . . . . . . . . . . . . .     332,522         358,014
    Natural gas storage . . . . . . . . . . . . . . . . . .      73,006          73,735
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       3,262           2,817
                                                            _____________   _____________
     Total operating revenues . . . . . . . . . . . . . . .     830,576         743,246
                                                            _____________   _____________


Operating Costs and Expenses:
    Cost of natural gas sales . . . . . . . . . . . . . . .     421,936         307,230
    Cost of natural gas transportation. . . . . . . . . . .      59,154          85,747
    Operation and maintenance . . . . . . . . . . . . . . .      83,715          84,650
    Administrative and general. . . . . . . . . . . . . . .      73,957          76,557
    Depreciation and amortization . . . . . . . . . . . . .      60,287          59,564
    Taxes - other than income taxes . . . . . . . . . . . .      17,303          16,921
                                                            _____________   _____________
     Total operating costs and expenses . . . . . . . . . .     716,352         630,669
                                                            _____________   _____________

Operating Income. . . . . . . . . . . . . . . . . . . . . .     114,224         112,577
                                                            _____________   _____________

Other (Income) and Other Deductions:
    Interest expense - affiliates . . . . . . . . . . . . .           -             221
                     - other. . . . . . . . . . . . . . . .      30,329          31,429
    Interest income  - affiliates . . . . . . . . . . . . . (     2,671)    (       752)
                     - other. . . . . . . . . . . . . . . . (       331)    (     1,888)
    Allowance for equity and borrowed funds used during
     construction (AFUDC) . . . . . . . . . . . . . . . . . (     1,635)    (       770)
    Miscellaneous other (income) and deductions, net. . . .       3,538           3,472
                                                            _____________   _____________
      Total other (income) and other deductions . . . . . .      29,230          31,712
                                                            _____________   _____________

Income Before Income Taxes. . . . . . . . . . . . . . . . .      84,994          80,865

Provision for Income Taxes. . . . . . . . . . . . . . . . .      29,897          27,797
                                                            _____________   _____________
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .      55,097          53,068

Dividends on Preferred Stock. . . . . . . . . . . . . . . .       3,171           4,252
                                                            _____________   _____________

Common Stock Equity in Net Income . . . . . . . . . . . . . $    51,926     $    48,816
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

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONDENSED STATEMENT OF CASH FLOWS
                                    (Thousands of Dollars)

                                                                  Six Months Ended
                                                                      June 30,
                                                            _____________________________
                                                                1994            1993
                                                            _____________   _____________
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .   $    55,097     $    53,068
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . .        67,789          66,684
     Deferred income taxes. . . . . . . . . . . . . . . .   (    12,884)    (    26,300)
     Tran$tock compensation expense . . . . . . . . . . .         1,590           1,334
     Allowance for equity funds used during
        construction (AFUDC). . . . . . . . . . . . . . .   (     1,257)          1,035
                                                            _____________   ______________
                                                                110,335          95,821
     Nonrecoverable producer settlements. . . . . . . . .             -     (    26,300)
  Changes in operating assets and liabilities:
     Deposits . . . . . . . . . . . . . . . . . . . . . .   (       220)    (       847)
     Receivables. . . . . . . . . . . . . . . . . . . . .        18,524          21,745
     Transportation and exchange gas receivable . . . . .        13,744     (    18,371)
     Inventories. . . . . . . . . . . . . . . . . . . . .        20,567     (     2,001)
     Payables . . . . . . . . . . . . . . . . . . . . . .   (    41,578)    (    33,888)
     Transportation and exchange gas payable. . . . . . .   (    11,442)          9,081
     Accrued liabilities. . . . . . . . . . . . . . . . .         7,966           2,981
     Reserve for rate refunds . . . . . . . . . . . . . .   (    77,282)         51,547
  Other, net. . . . . . . . . . . . . . . . . . . . . . .   (     8,934)          1,425
                                                            _____________   ______________
        Net cash provided by operating activities . . . .        31,680         101,193
                                                            _____________   ______________

Cash flows from financing activities:
  Retirement of long-term debt. . . . . . . . . . . . . .             -     (    29,856)
  Retirement of preferred stock . . . . . . . . . . . . .   (     2,250)    (     2,250)
  Advances from Transco . . . . . . . . . . . . . . . . .             -         987,915
  Retirement of advances from Transco . . . . . . . . . .             -     (   987,915)
  Dividends on preferred stock. . . . . . . . . . . . . .   (     3,198)    (     4,280)
  Other, net. . . . . . . . . . . . . . . . . . . . . . .             -     (     2,037)
                                                            _____________   ______________
        Net cash used in financing activities . . . . . .   (     5,448)    (    38,423)
                                                            _____________   ______________

Cash flows from investing activities:
  Property, plant and equipment, net of equity AFUDC. . .   (    33,599)    (    40,405)
  Recovery of producer settlements. . . . . . . . . . . .             -          30,411
  Advances to Transco . . . . . . . . . . . . . . . . . .   (   867,984)    (   551,892)
  Retirement of advances to Transco . . . . . . . . . . .       876,227         495,691
  Other, net. . . . . . . . . . . . . . . . . . . . . . .   (       349)          4,266
                                                            _____________   ______________
        Net cash used in investing activities . . . . . .   (    25,705)    (    61,929)
                                                            _____________   ______________

Net increase in cash and cash equivalents . . . . . . . .           527             841
Cash and cash equivalents at beginning of period. . . . .         1,094           1,259
                                                            _____________   ______________
Cash and cash equivalents at end of period. . . . . . . .   $     1,621     $     2,100
                                                            _____________   ______________
                                                            _____________   ______________

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
    Interest (net of amount capitalized). . . . . . . . .   $    32,837     $    28,524
    Income taxes, net . . . . . . . . . . . . . . . . . .   (     2,170)         52,941

The accompanying condensed notes are an integral part of these condensed financial statements.
                         TRANSCONTINE

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

The condensed financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1993 Annual Report on Form 10-K and included in the Form 10-Q for the quarter ended March 31, 1994 (First Quarter Form 10-Q).

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

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q other than described below.

Rate Matters
____________

On November 4, 1993, the FERC issued an order accepting the Offer of Settlement (the Settlement) filed by TGPL on May 3, 1993 in connection with TGPL's general rate case (Docket No. RP92-137). On December 6, 1993, certain parties, including TGPL, filed requests for rehearing and clarification of the November 4 order. On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994, which order also acted on the pending requests for rehearing or clarification of the November 4 order. The Settlement became effective on April 1, 1994. One party has appealed the FERC's November 4 and February 14 orders to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). In the first six months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At June 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $46 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

ORDER 636
_________

TGPL and certain other parties have filed appeals of certain of the FERC's orders on TGPL's Order 636 compliance filings to the D.C. Circuit Court. These appeals had been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review. On March 17, 1994, the FERC issued an order denying all requests for rehearing relating to TGPL's Order 636 restructuring proceedings, which ends the rehearing process at the FERC. On May 27, 1994, the D.C. Circuit Court issued an order directing parties to file statements of issues and continuing to hold these appeals in abeyance until the court establishes a briefing schedule for the review of Order 636. Among the issues raised by the parties are whether the separately stated gathering rates charged by TGPL should be subject to refund and issues related to TGPL's storage tracker authority.

TGPL expects that any Order 636 transition costs incurred should be recovered from its customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K or in its First Quarter Form 10-Q other than as described below.

Producer Contract Litigation
____________________________

As discussed in TGPL's 1993 Annual Report on Form 10-K, in TGPL's remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. The Federal District Court issued an order granting TGPL's motion for summary judgement, which was appealed by the producer to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). On July 1, 1994, the Fifth Circuit Court affirmed the judgment of the Federal District Court dismissing the producer's claims in all respects and on July 27, 1994, denied the producer's petition for rehearing.

Dakota Gasification Litigation
______________________________

As discussed in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipelines had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed a definitive agreement which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Royalty Claims
______________

As discussed in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q, in connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements.

In the Duplantis excess royalties litigation, with respect to the claims against Transco Exploration Company (TXC) and TXP Operating Company
(TXPO), the plaintiffs have alleged claims against TXC and TXPO of approximately $8.5 million. In the same litigation, TGPL, based on information supplied by the plaintiffs, believes the plaintiffs are asserting claims against it of approximately $14 million, inclusive of certain claims made against TXC and TXPO.

Although no assurances can be given, TGPL believes that the ultimate resolution of these royalty claims and litigation will not have a material adverse effect on TGPL's financial position or results of operations.

                                  D. ENVIRONMENTAL MATTERS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K with regard to environmental matters.

                                        E.  FINANCING

Restrictive Covenants
_____________________

As described in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q, certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any of the property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to make or repay advances to TGPL or make capital contributions to TGPL.

Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of June 30, 1994, approximately $337 million of TGPL's retained earnings of $476 million was available for distribution.

Item 2.   Management's Discussion and Analysis of Transcontinental Gas Pipe
           Line Corporation's (TGPL) Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q and with the condensed financial statements and notes contained in this report.

INTRODUCTION

TGPL is an indirect wholly-owned subsidiary of Transco and as such may be affected by the financial position and performance of Transco and its subsidiaries other than TGPL.

Over the past two years, Transco has made significant progress in improving its results of operations and financial flexibility. Transco remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and further improving financial results.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, Transco's ability to repay advances or make capital contributions to TGPL. Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of June 30, 1994, approximately $337 million of TGPL's retained earnings of $476 million was available for distribution.

In September 1993, TGPL entered into a new program to sell monthly trade receivables to replace a similar program which expired. The new trade receivables program, which expires in September 1995, provides for the sale of up to $100 million of trade receivables without recourse. As of December 31, 1993 and June 30, 1994, $100 million and $91 million, respectively, in trade receivables were held by the investor.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at June 30, 1994, the percentage of total debt to total invested capital was 43.6%, compared to 45.1% at December 31, 1993. Although total debt at June 30, 1994, remained approximately the same as at December 31, 1993, net income during the first six months of 1994 had the effect of reducing the percentage of total debt to total invested capital.

                                                                June 30,      December 31,
                                                                  1994           1993
                                                              ______________ _______________
                                                                     (In millions)
Common Stockholder's Equity . . . . . . . . . . . . . . . .   $     760.8    $      707.3
Preferred Stock . . . . . . . . . . . . . . . . . . . . . .          73.0            75.2
Long-term Debt, less Current Maturities . . . . . . . . . .         644.0           643.8
                                                              ______________ _______________
    Total Capitalization. . . . . . . . . . . . . . . . . .       1,477.8         1,426.3
Current Maturities of Long-term Debt. . . . . . . . . . . .             -               -
                                                              ______________ _______________
    Total Invested Capital. . . . . . . . . . . . . . . . .   $   1,477.8    $    1,426.3
                                                              ______________ _______________
                                                              ______________ _______________

Long-term Debt, less Current Maturities as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          43.6%           45.1%
Common Stockholder's Equity as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          51.5%           49.6%
Total Debt as a Percentage of Total Invested Capital. . . .          43.6%           45.1%

At June 30, 1994, TGPL had a working capital deficit of $10 million, compared to a deficit of $89 million at December 31, 1993. The most significant factor influencing the reduction in the working capital deficit was payments made during the first six months of 1994 for TGPL's initial refunds under Docket No. RP92-137, as discussed in Note B of the Notes to Condensed Financial Statements. The refunds were made from funds generated by operating activities during the first six months of 1994.

                                                                     Six Months
                                                                   Ended June 30,
                                                              __________________________
                                                                1994           1993
                                                              _________      __________
                                                                    (In millions)

Cash Flows Provided by Operating Activities . . . . . . . .   $    31.7      $   101.2
                                                              _________      __________
                                                              _________      __________

For the six months ended June 30, 1994, cash flows from operating activities were $70 million lower than the six months ended June 30, 1993. The lower cash flows for 1994 are primarily the result of cash refunds made in the first six months of 1994 in connection with the settlement of TGPL's general rate case (Docket No. RP92-137), partly offset by payments made in 1993 for nonrecoverable producer settlements.

                                                                     Six Months
                                                                   Ended June 30,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)

Cash Flows Used in Financing Activities . . . . . . . . . .   $    5.4       $    38.4
                                                              __________     __________
                                                              __________     __________

The cash flows used in financing activities for the six months ended June 30, 1994, were attributable to dividend payments of $3 million on preferred stock and $2 million for the retirement of preferred stock.

For the six months ended June 30, 1993, cash flows used in financing activities were primarily attributable to the retirement of $32 million of other long-term debt and preferred stock and dividend payments of $4 million on preferred stock.

                                                                     Six Months
                                                                   Ended June 30,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)

Cash Flows Used in Investing Activities . . . . . . . . . .   $   25.7       $    61.9
                                                              __________     __________
                                                              __________     __________

For the six months ended June 30, 1994, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, slightly offset by Transco's net repayment of advances from TGPL.

For the six months ended June 30, 1993, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment and net advances to Transco, partly offset by the recovery of producer settlement costs.

                                                                     Six Months
                                                                   Ended June 30,
                                                              __________________________
Capital Expenditures                                            1994           1993
____________________                                          __________     __________
                                                                    (In millions)

Market-Area Projects  . . . . . . . . . . . . . . . . . . .   $    3.7       $     1.1
Supply-Area Projects. . . . . . . . . . . . . . . . . . . .        7.3            15.1
Maintenance of Existing Facilities and Other Projects . . .       22.6            24.2
                                                              __________     __________
    Total Capital Expenditures. . . . . . . . . . . . . . .   $   33.6       $    40.4
                                                              __________     __________
                                                              __________     __________

Other Capital Requirements and Contingencies
____________________________________________

TGPL's capital requirements and contingencies are discussed in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q. Other than described in Notes B and C of the Notes to the Condensed Financial Statements and below, there have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q with regard to other capital requirements and contingencies.

Liberty Pipeline Company

In 1992, Liberty Pipeline Company, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 million cubic feet per day in firm transportation service to the greater New York City area. The partnership was comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of three TGPL customers in New York.

On August 1, 1994, the partners of Liberty Pipeline Company sent a letter to the FERC, asking it to postpone indefinitely its review of the Liberty Pipeline project. The decision follows the withdrawal, in early June, of one key shipper and project partner and the recent withdrawal of another shipper. The partners also reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty Pipeline Company, will be necessary in the future and advised the FERC that the Liberty Pipeline Company partners will continue to pursue that goal.

1994 Southeast Expansion Project

On June 6, 1994, TGPL accepted a final certificate from the FERC authorizing its 1994 Southeast Expansion Project. The FERC issued the certificate on May 27, 1994.



Rate Refunds

As discussed in Note B of the Notes to Condensed Financial Statements, TGPL received a FERC order accepting its Settlement in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. In the first six months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At June 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $46 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Conclusion
__________

Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Transco or advances by Transco, will provide TGPL with sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

As discussed in TGPL's 1993 Annual Report on Form 10-K and in its First Quarter Form 10-Q, effective January 1, 1993, TGMC, through an agency management agreement with TGPL, manages all gas sales made by TGPL. The financial performance of TGPL's sales service is discussed separately in the following discussion.

Net and Operating Income
________________________

TGPL's net income for the three months and six months ended June 30, 1994 was $2.8 million and $3.1 million, respectively, higher than net income for the three months and six months ended June 30, 1993, due primarily to lower operating expenses excluding cost of sales and transportation, lower net interest expense, higher allowance for equity funds used during construction and lower dividends on preferred stock. Operating income for the three months and six months ended June 30, 1994 was $2.3 million and $1.6 million, respectively, higher than operating income for the same periods in 1993, reflecting lower operating expenses, partially offset by slightly lower net revenues (net of the related cost of sales and transportation and surcharges).

Transportation Services
_______________________

TGPL's operating revenues, excluding sales and storage services, decreased slightly by $2 million to $168 million for the three months ended June 30, 1994, and decreased by $25 million to $336 million for the six months ended June 30, 1994, when compared to the same periods in 1993, due primarily to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, the decrease in transportation rates related to this surcharge did not affect TGPL's operating or net income since the expiration of the producer settlement surcharge also resulted in lower cost of sales and transportation when compared with the prior year periods.

Excluding the cost of sales and transportation of $226 million and $481 million for the three months and six months ended June 30, 1994, respectively, and $184 million and $393 million, respectively, for the comparable periods in 1993, TGPL's operating expenses for the three months and six months ended June 30, 1994, were approximately $4 million and $2 million, respectively, lower than the comparable periods in 1993. The decrease in operating expenses for the three-month and six-month periods was primarily due to lower costs for miscellaneous contractual services, other supplies and expenses and postretirement benefits other than pensions, somewhat offset by higher costs for main engine repairs.

As shown in the table below, TGPL's total market-area deliveries for the three months ended June 30, 1994 were 8.1 billion cubic feet (Bcf), or 3 percent, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to the extremely warm weather experienced on the East Coast during June 1994. TGPL's total market-area deliveries for the six months ended June 30, 1994 were 16.8 Bcf, or 3 percent, higher than the six months ended June 30, 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994 coupled with the extremely warm weather during June 1994. The production-area deliveries for the three months and six months ended June 30, 1994, increased 3.0 Bcf, or 6 percent, and 11.8 Bcf, or 15 percent, respectively, when compared to the same periods in 1993, due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, as a result of a straight fixed-variable (SFV) rate design, these increased deliveries had no significant impact on operating income.

                                                Three Months             Six Months
TGPL System Deliveries (Bcf)                   Ended June 30,          Ended June 30,
____________________________                _____________________    ____________________
                                             1994         1993        1994         1993
                                            _______     ________     _______     _______
Market-area deliveries:
  Long-haul transportation. . . . . . . . .  186.2       194.4        417.0       429.5
  Market-area transportation. . . . . . . .   90.3        74.0        224.5       195.2
                                            _______      ______      _______     _______
   Total market-area deliveries . . . . .    276.5       268.4        641.5       624.7
Production-area transportation. . . . . .     52.0        49.0         88.3        76.5
                                            _______      ______      _______     _______
Total system deliveries                      328.5       317.4        729.8       701.2
                                            _______      ______      _______     _______
                                            _______      ______      _______     _______


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

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC Administrative Law Judge (ALJ) dealing with, among other things, TGPL's production-area rate design concluded in June 1994 and the parties will submit briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors. For a discussion of TGPL's Order 636 compliance filing, see Note B of the Notes to Condensed Financial Statements included in Item 1 herein.




Sales Services
______________

TGPL makes sales to customers through a Firm Sales (FS) program, an Optional Firm Sales (OFS) program, an Interruptible Sales (IS) program and a Negotiated Sales (NS) program coupled with a firm transportation program as replacement for a contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts.

TGPL's operating revenues related to its sales services increased $43 million to $195 million for the quarter ended June 30, 1994, when compared to the quarter ended June 30, 1993, and increased $113 million to $422 million for the six months ended June 30, 1994, when compared to the same period in 1993, due primarily to higher sales volumes. However, TGPL's sales service did not have an impact on TGPL's operating income or results of operations during the first six months of 1994 or the same period in 1993. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's gas sales service and receives all margins associated with such business. Consequently, TGPL believes its gas sales service will have no impact on its operating income or results of operations.

                                                Three Months             Six Months
Gas Sales Volumes (Bcf)(1)                     Ended June 30,          Ended June 30,
____________________________                _____________________    ____________________
                                             1994         1993        1994         1993
                                            _______     ________     _______     _______

Long-term sales . . . . . . . . . . . . . .   52.7        43.7        119.9       100.8
Short-term sales. . . . . . . . . . . . . .   31.1        10.0         49.1        18.6
                                            _______      _______     _______     _______
  Total gas sales . . . . . . . . . . . .     83.8        53.7        169.0       119.4
                                            _______      _______     _______     _______
                                            _______      _______     _______     _______



(1)   Effective January 1993, TGMC, through an agency management agreement with TGPL, assumed operation of TGPL's sales service.


Storage Services
________________

TGPL's operating revenues of $35 million and $73 million, respectively, related to its storage services for the quarter and six months ended June 30, 1994 were comparable to the storage revenues for the same periods in 1993.

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




                               Transcontinental Gas Pipe Line Corporation






Dated:  August 12, 1994              By /S/ N. A. Bacile
                               ______________________________________
                               (Signature)
                               N. A. Bacile
                               Vice President and Controller

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.