Form 10-Q
period 1994-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1994-11-14
CIK 99250

`2                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549

                                          Form 10-Q


/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1994

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

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 1994 was 100.

                              PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

     Company or Group of Companies for Which Report is Filed:

     Transcontinental Gas Pipe Line Corporation (TGPL)


     The condensed financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K and included in TGPL's 1994 First and Second Quarter Reports on Form 10-Q.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)



                                                            September 30,   December 31,
                                                                1994            1993
                                                            _____________   _____________

         ASSETS

Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . .   $     1,775     $     1,094
     Deposits . . . . . . . . . . . . . . . . . . . . . .         7,983           7,348
     Receivables:
         Trade. . . . . . . . . . . . . . . . . . . . . .        26,146          53,924
         Other. . . . . . . . . . . . . . . . . . . . . .        27,740          39,257
     Advances to Transco  . . . . . . . . . . . . . . . .       114,241         133,304
     Transportation and exchange gas receivable - others.        22,000          22,000
     Inventories. . . . . . . . . . . . . . . . . . . . .        65,713          79,547
     Deferred income tax benefits . . . . . . . . . . . .        12,422               -
     Other. . . . . . . . . . . . . . . . . . . . . . . .        24,140          23,739
                                                            _____________   _____________
         Total current assets . . . . . . . . . . . . . .       302,160         360,213
                                                            _____________   _____________

Property, Plant and Equipment, at cost:
     Natural gas transmission plant . . . . . . . . . . .     4,285,531       4,223,501
     Less - Accumulated depreciation and amortization . .     2,573,084       2,480,332
                                                            _____________   _____________
         Property, plant and equipment, net . . . . . . .     1,712,447       1,743,169
                                                            _____________   _____________

Other Assets:
     Transportation and exchange gas receivable:
         Affiliates . . . . . . . . . . . . . . . . . . .        17,339          32,155
         Others . . . . . . . . . . . . . . . . . . . . .        89,314          92,960
     Other. . . . . . . . . . . . . . . . . . . . . . . .        83,220          75,728
                                                            _____________   _____________
         Total other assets . . . . . . . . . . . . . . .       189,873         200,843
                                                            _____________   _____________
                                                            $ 2,204,480     $ 2,304,225
                                                            _____________   _____________
                                                            _____________   _____________


The accompanying condensed notes are an integral part of these condensed financial statements.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                    CONDENSED BALANCE SHEET
                                    (Thousands of Dollars)

                                                            September 30,   December 31,
                                                                1994            1993
                                                            _____________   _____________

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Payables . . . . . . . . . . . . . . . . . . . . . .   $   113,220     $   199,635
     Transportation and exchange gas payable - others . .        12,000          12,000
     Accrued liabilities. . . . . . . . . . . . . . . . .        87,287          73,145
     Reserve for legal and regulatory issues. . . . . . .         1,466           5,240
     Reserve for rate refunds . . . . . . . . . . . . . .        72,362         141,270
     Deferred income taxes. . . . . . . . . . . . . . . .             -           1,452
     Other. . . . . . . . . . . . . . . . . . . . . . . .        12,423          16,162
                                                            _____________   _____________
         Total current liabilities. . . . . . . . . . . .       298,758         448,904
                                                            _____________   _____________

Long-Term Debt, less current maturities . . . . . . . . .       644,129         643,799
                                                            _____________   _____________

Other Liabilities and Deferred Credits:
     Income taxes . . . . . . . . . . . . . . . . . . . .       283,913         279,303
     Income taxes refundable to customers . . . . . . . .        11,373          19,148
     Transportation and exchange gas payable:
         Affiliates . . . . . . . . . . . . . . . . . . .         1,890             726
         Others . . . . . . . . . . . . . . . . . . . . .        44,268          64,976
     Other. . . . . . . . . . . . . . . . . . . . . . . .        63,957          64,888
                                                            _____________   _____________
         Total other liabilities and deferred credits . .       405,401         429,041
                                                            _____________   _____________

Commitments and contingencies . . . . . . . . . . . . . .             -               -

Cumulative Redeemable Preferred Stock, without par value:
     Authorized 10,000,000 shares:
         Stated value $100 per share, issued and outstanding
         722,444 shares and 757,427 shares in 1994 and 1993,
         respectively . . . . . . . . . . . . . . . . . .        72,244          75,743
         Less - Issue expense . . . . . . . . . . . . . .           503             552
                                                            _____________   _____________
         Total preferred stock. . . . . . . . . . . . . .        71,741          75,191
                                                            _____________   _____________

Cumulative Redeemable Second Preferred Stock,
     without par value:
         Authorized 2,000,000 shares: none issued or
         outstanding. . . . . . . . . . . . . . . . . . .             -               -
                                                            _____________   _____________

Common Stockholder's Equity:
     Common Stock $1.00 par value:
         100 shares authorized, issued and outstanding. .             -               -
     Premium on capital stock and other paid-in capital .       285,279         283,037
     Retained earnings. . . . . . . . . . . . . . . . . .       499,172         424,253
                                                            _____________   _____________
         Total common stockholder's equity. . . . . . . .       784,451         707,290
                                                            _____________   _____________

                                                            $ 2,204,480     $ 2,304,225
                                                            _____________   _____________
                                                            _____________   _____________

The accompanying condensed notes are an integral part of these condensed financial statements.

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED STATEMENT OF INCOME
                                    (Thousands of Dollars)

                                                                 Three Months Ended
                                                                    September 30,
                                                            ______________________________
                                                                1994            1993
                                                            _____________   _____________

Operating Revenues:
    Natural gas sales . . . . . . . . . . . . . . . . . . . $   164,881     $   154,579
    Natural gas transportation  . . . . . . . . . . . . . .     164,170         154,973
    Natural gas storage . . . . . . . . . . . . . . . . . .      37,980          37,565
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       1,454           1,442
                                                            _____________   _____________
     Total operating revenues . . . . . . . . . . . . . . .     368,485         348,559
                                                            _____________   _____________


Operating Costs and Expenses:
    Cost of natural gas sales . . . . . . . . . . . . . . .     164,873         155,123
    Cost of natural gas transportation. . . . . . . . . . .      28,253          22,979
    Operation and maintenance . . . . . . . . . . . . . . .      48,471          48,048
    Administrative and general. . . . . . . . . . . . . . .      36,370          36,752
    Depreciation and amortization . . . . . . . . . . . . .      30,203          29,897
    Taxes - other than income taxes . . . . . . . . . . . .       8,818           8,033
    Write-off of note receivable. . . . . . . . . . . . . .           -          20,125
                                                            _____________   _____________
     Total operating costs and expenses . . . . . . . . . .     316,988         320,957
                                                            _____________   _____________

Operating Income. . . . . . . . . . . . . . . . . . . . . .      51,497          27,602
                                                            _____________   _____________

Other (Income) and Other Deductions:
    Interest expense. . . . . . . . . . . . . . . . . . . .      14,832          15,235
    Interest income  - affiliates . . . . . . . . . . . . . (     1,626)    (       969)
                     - other. . . . . . . . . . . . . . . . (       165)    (         1)
    Allowance for equity and borrowed funds used during
     construction (AFUDC) . . . . . . . . . . . . . . . . . (     1,122)    (     3,086)
    Miscellaneous other (income) and deductions, net. . . .       1,966           2,243
                                                            _____________   _____________
      Total other (income) and other deductions . . . . . .      13,885          13,422
                                                            _____________   _____________

Income Before Income Taxes. . . . . . . . . . . . . . . . .      37,612          14,180

Provision for Income Taxes. . . . . . . . . . . . . . . . .      13,068           5,380
                                                            _____________   _____________
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .      24,544           8,800

Dividends on Preferred Stock. . . . . . . . . . . . . . . .       1,551           2,091
                                                            _____________   _____________

Common Stock Equity in Net Income . . . . . . . . . . . . . $    22,993     $     6,709
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

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED STATEMENT OF INCOME
                                    (Thousands of Dollars)

                                                                  Nine Months Ended
                                                                    September 30,
                                                            ______________________________
                                                                1994            1993
                                                            _____________   _____________

Operating Revenues:
    Natural gas sales . . . . . . . . . . . . . . . . . . . $   586,667     $   463,259
    Natural gas transportation  . . . . . . . . . . . . . .     496,692         512,987
    Natural gas storage . . . . . . . . . . . . . . . . . .     110,986         111,300
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       4,716           4,259
                                                            _____________   _____________
     Total operating revenues . . . . . . . . . . . . . . .   1,199,061       1,091,805
                                                            _____________   _____________


Operating Costs and Expenses:
    Cost of natural gas sales . . . . . . . . . . . . . . .     586,809         462,353
    Cost of natural gas transportation. . . . . . . . . . .      87,407         108,727
    Operation and maintenance . . . . . . . . . . . . . . .     132,186         132,697
    Administrative and general. . . . . . . . . . . . . . .     110,327         113,309
    Depreciation and amortization . . . . . . . . . . . . .      90,490          89,461
    Taxes - other than income taxes . . . . . . . . . . . .      26,121          24,954
    Write-off of note receivable. . . . . . . . . . . . . .           -          20,125
                                                            _____________   _____________
     Total operating costs and expenses . . . . . . . . . .   1,033,340         951,626
                                                            _____________   _____________

Operating Income. . . . . . . . . . . . . . . . . . . . . .     165,721         140,179
                                                            _____________   _____________

Other (Income) and Other Deductions:
    Interest expense - affiliates . . . . . . . . . . . . .           -             221
                     - other. . . . . . . . . . . . . . . .      45,161          46,664
    Interest income  - affiliates . . . . . . . . . . . . . (     4,297)    (     1,721)
                     - other. . . . . . . . . . . . . . . . (       496)    (     1,889)
    Allowance for equity and borrowed funds used during
     construction (AFUDC) . . . . . . . . . . . . . . . . . (     2,757)    (     3,856)
    Miscellaneous other (income) and deductions, net. . . .       5,504           5,715
                                                            _____________   _____________
      Total other (income) and other deductions . . . . . .      43,115          45,134
                                                            _____________   _____________

Income Before Income Taxes. . . . . . . . . . . . . . . . .     122,606          95,045

Provision for Income Taxes. . . . . . . . . . . . . . . . .      42,965          33,177
                                                            _____________   _____________
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .      79,641          61,868

Dividends on Preferred Stock. . . . . . . . . . . . . . . .       4,722           6,343
                                                            _____________   _____________

Common Stock Equity in Net Income . . . . . . . . . . . . . $    74,919     $    55,525
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

                          TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONDENSED STATEMENT OF CASH FLOWS
                                    (Thousands of Dollars)

                                                                  Nine Months Ended
                                                                    September 30,
                                                            ______________________________
                                                                1994            1993
                                                            _____________   _____________
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .   $    79,641     $    61,868
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . .       100,669          99,995
     Deferred income taxes. . . . . . . . . . . . . . . .   (    18,042)    (    42,317)
     Tran$tock compensation expense . . . . . . . . . . .         2,291           2,177
     Write-off of note receivable . . . . . . . . . . . .             -          20,125
     Allowance for equity funds used during
        construction (AFUDC). . . . . . . . . . . . . . .   (     2,168)    (     2,028)
                                                            _____________   _____________
                                                                162,391         139,820
     Nonrecoverable producer settlements. . . . . . . . .             -     (    26,300)
  Changes in operating assets and liabilities:
     Deposits . . . . . . . . . . . . . . . . . . . . . .   (       635)    (     1,354)
     Receivables. . . . . . . . . . . . . . . . . . . . .        39,295          24,701
     Transportation and exchange gas receivable . . . . .        18,462          26,953
     Inventories. . . . . . . . . . . . . . . . . . . . .        13,834     (       419)
     Payables . . . . . . . . . . . . . . . . . . . . . .   (    82,602)    (    22,314)
     Transportation and exchange gas payable. . . . . . .   (    19,544)    (    37,886)
     Accrued liabilities. . . . . . . . . . . . . . . . .        12,799           7,619
     Reserve for rate refunds . . . . . . . . . . . . . .   (    68,908)         73,796
  Other, net. . . . . . . . . . . . . . . . . . . . . . .   (    15,015)    (     4,282)
                                                            _____________   _____________
        Net cash provided by operating activities . . . .        60,077         180,334
                                                            _____________   _____________

Cash flows from financing activities:
  Retirement of long-term debt. . . . . . . . . . . . . .             -     (    29,856)
  Retirement of preferred stock . . . . . . . . . . . . .         3,499)    (     3,498)
  Dividends on preferred stock. . . . . . . . . . . . . .   (     4,769)    (     6,392)
  Other, net. . . . . . . . . . . . . . . . . . . . . . .             -     (     2,161)
                                                            _____________   _____________
        Net cash used in financing activities . . . . . .   (     8,268)    (    41,907)
                                                            _____________   _____________

Cash flows from investing activities:
  Property, plant and equipment, net of equity AFUDC. . .   (    71,711)    (    67,078)
  Recovery of producer settlements. . . . . . . . . . . .             -          30,411
  Advances to Transco . . . . . . . . . . . . . . . . . .   ( 1,283,589)    (   903,398)
  Retirement of advances to Transco . . . . . . . . . . .     1,302,652         794,305
  Other, net. . . . . . . . . . . . . . . . . . . . . . .   (     1,520           8,261
                                                            _____________   _____________
        Net cash used in investing activities . . . . . .   (    51,128)    (   137,499)
                                                            _____________   _____________

Net increase in cash and cash equivalents . . . . . . . .           681             928
Cash and cash equivalents at beginning of period. . . . .         1,094           1,259
                                                            _____________   ______________
Cash and cash equivalents at end of period. . . . . . . .   $     1,775     $     2,187
                                                            _____________   ______________
                                                            _____________   ______________

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
    Interest (net of amount capitalized). . . . . . . . .   $    49,039     $    45,154
    Income taxes, net . . . . . . . . . . . . . . . . . .        14,290          73,059

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

The condensed financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1993 Annual Report on Form 10-K and included in the Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 (First and Second Quarter Form 10-Q).

Certain reclassifications have been made in the 1993 financial statements to conform with the 1994 presentation.

Prior to 1993, TGPL was responsible for all jurisdictional gas sales to its pipeline customers. After Federal Energy Regulatory Commission (FERC) approval in January 1993, Transco implemented a plan to consolidate its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC) to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. Consequently, TGPL's merchant gas sales service had no impact on its results of operations.

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

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q other than described below.

Rate Matters
____________

In the first nine months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is adequate for any additional refunds that may be required under Docket No. RP92-137. At September 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $52 million, including interest. Interest will continue to accrue until all refunds are made.

On October 20, 1994, an Administrative Law Judge (ALJ) issued an initial decision granting a motion filed by certain parties for summary disposition with respect to the issue of the allocation of certain costs to TGPL's merchant sales service. That issue, among others, was referred to the hearing in Docket No. RP92-137 by the FERC's orders approving TGPL's implementation of Order 636. TGPL had opposed the motion. In his initial decision, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue. The ALJ's decision directs TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. The ALJ's decision is subject to final approval by the FERC. Briefs on exceptions to the ALJ's decision are due on or before November 21, 1994. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position or results of operations.

On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket. The notice states that Fina Natural Gas Company has filed a complaint requesting that the FERC initiate a proceeding under Natural Gas Act of 1938 (NGA) section 5 to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Responses to the notice are due on or before November 28, 1994. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on TGPL's financial position or results of operations.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K or in its First and Second Quarter Form 10-Q other than as described below.

Producer Contract Litigation
____________________________

As discussed in TGPL's 1993 Annual Report on Form 10-K, in TGPL's only remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. The Federal District Court issued an order granting TGPL's motion for summary judgment, which was appealed by the producer to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). On July 1, 1994, the Fifth Circuit Court affirmed the judgment of the Federal District Court dismissing the producer's claims in all respects and on July 27, 1994, denied the producer's petition for rehearing.

Dakota Gasification Litigation
______________________________

As discussed in TGPL's 1993 Annual Report on Form 10-K and in the First and Second Quarter Form 10-Q, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. On October 18, 1994, the FERC issued an order consolidating TGPL's petition with the petitions filed by the other three pipeline companies and setting the matter for hearing before an ALJ. The hearing will be limited to the issues of (i) whether the revised agreements are prudent, and (ii) the level of Dakota costs to be recovered in the proceeding. The FERC directed the ALJ to convene a prehearing conference within 20 days of October 18, 1994 and directed that the ALJ issue an initial decision by December 31, 1995, in order that final FERC approval may take place by December 31, 1996. On November 7, 1994, the ALJ convened a prehearing conference and adopted a procedural schedule to govern the hearing. Under that procedural schedule, the hearing is scheduled to commence on June 20, 1995. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Royalty Claims
______________

As discussed in TGPL's 1993 Annual Report on Form 10-K and in the First and Second Quarter Form 10-Q, in connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for additional royalties which producers may be required to pay as a result of such settlements. TGPL has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against TGPL pursuant to the indemnification provision in its settlement. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and TGPL.

All parties in the Duplantis lawsuit, including Transco Exploration Company (TXC) and TXP Operating Company (TXPO), have reached a settlement in principle. Under the terms of the settlement, TXC and TXPO will pay, in total, approximately $2.5 million, which represents TXC and TXPO's portion of an $8.4 million settlement to be paid by all of the defendant-producers. The settlement also releases TGPL from any liability to the plaintiffs and the defendant-producers. The settlement is expected to close on November 30, 1994.

In the Marathon lawsuit, trial has been set for July 31, 1995.

In the Vaquillas Ranch lawsuit, a motion by the plaintiffs to extend the December 2, 1994 trial date has been granted. However, a new trial date has not been set. In addition, the U. S. District Court judge recently recommended that the case be remanded to state court. Texaco and TGPL have moved for reconsideration of this ruling and a determination is expected soon.

On July 5, 1994, the plaintiffs in the Vaquillas Ranch lawsuit filed a separate lawsuit in the 111th Judicial District Court of Webb County, Texas (Vaquillas Ranch Company, Ltd., et. al. vs. Transcontinental Gas Pipe Line Corporation and Transco Gas Supply Company) in which the plaintiffs contend that TGPL tortiously interfered with the plaintiffs' lease by inducing the producer to enter into certain agreements that reduced TGPL's take-or-pay obligations and the price TGPL was obligated to pay for the gas it purchased. The plaintiffs are requesting an unspecified amount of actual and punitive damages for the alleged tortious interference. No trial date has been set.

In the Billings lawsuit, the U. S. District Court judge authorized the plaintiffs to amend their complaint to exclude the parent of the producer-defendant as a defendant and remanded the case to state court. The producer-defendant has filed a motion to reconsider this order and TGPL joined this motion. No trial date has been set.

Each of these lawsuits is in the discovery process. TGPL has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners.

Although no assurances can be given, TGPL believes that the ultimate resolution of these royalty claims and litigation will not have a material adverse effect on TGPL's financial position or results of operations.

                                  D. ENVIRONMENTAL MATTERS

There have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K other than as described below.

TGPL is subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Federal Clean Air Act. The 1990 Amendments required that the Environmental Protection Agency (EPA) issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. TGPL is installing new emission control devices where required and conducting certain emission testing programs to comply with the Federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments, the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. TGPL has compressor stations in ozone non-attainment areas that could require substantial air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new requirements until states approve TGPL's proposed plans for modifications, TGPL expects that significant capital spending will be required to modify TGPL's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known Federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $50 million to $60 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Such costs, however, may increase, depending on the requirements imposed.

                                        E.  FINANCING

Restrictive Covenants

_____________________

As described in TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q, certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any of the property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness, except for indebtedness incurred to refinance existing indebtedness, issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to make or repay advances to TGPL or make capital contributions to TGPL.

Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of September 30, 1994, approximately $351 million of TGPL's retained earnings of $499 million was available for distribution.
Item 2. Management's Discussion and Analysis of Transcontinental Gas Pipe Line Corporation's (TGPL) Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q and with the condensed financial statements and notes contained in this report.

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

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Certain of Transco's credit facilities and indentures prohibit TGPL from, among other things, placing a lien on any property or assets owned by TGPL, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, certain of Transco's credit facilities and indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, Transco's ability to repay advances or make capital contributions to TGPL. Additionally, certain of TGPL's debt instruments restrict the amount of dividends distributable. As of September 30, 1994, approximately $351 million of TGPL's retained earnings of $499 million was available for distribution.

In September 1993, TGPL entered into a new program to sell monthly trade receivables to replace a similar program which expired. The new trade receivables program, which expires in September 1995, provides for the sale of up to $100 million of trade receivables without recourse. As of December 31, 1993 and September 30, 1994, $100 million and $84 million, respectively, in trade receivables were held by the investor.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at September 30, 1994, the percentage of total debt to total invested capital was 42.9%, compared to 45.1% at December 31, 1993. Although total debt at September 30, 1994, remained approximately the same as at December 31, 1993, net income during the first nine months of 1994 had the effect of reducing the percentage of total debt to total invested capital.

                                                              September 30,   December 31,
                                                                  1994           1993
                                                              ______________ _______________
                                                                     (In millions)
Common Stockholder's Equity . . . . . . . . . . . . . . . .   $     784.5    $      707.3
Preferred Stock . . . . . . . . . . . . . . . . . . . . . .          71.7            75.2
Long-term Debt, less Current Maturities . . . . . . . . . .         644.1           643.8
                                                              ______________ _______________
    Total Capitalization. . . . . . . . . . . . . . . . . .       1,500.3         1,426.3
Current Maturities of Long-term Debt. . . . . . . . . . . .             -               -
                                                              ______________ _______________
    Total Invested Capital. . . . . . . . . . . . . . . . .   $   1,500.3    $    1,426.3
                                                              ______________ _______________
                                                              ______________ _______________

Long-term Debt, less Current Maturities as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          42.9%           45.1%
Common Stockholder's Equity as a Percentage of Total
    Capitalization. . . . . . . . . . . . . . . . . . . . .          52.3%           49.6%
Total Debt as a Percentage of Total Invested Capital. . . .          42.9%           45.1%

At September 30, 1994, TGPL had a working capital surplus of $3 million, compared to a deficit of $89 million at December 31, 1993. The most significant factor influencing the reduction in the working capital deficit was payments made during the first nine months of 1994 for TGPL's initial refunds under Docket No. RP92-137, as discussed in Note B of the Notes to Condensed Financial Statements. The refunds were made from funds generated by operating activities during the first nine months of 1994.


                                                                     Nine Months
                                                                 Ended September 30,
                                                              __________________________
                                                                1994           1993
                                                              _________      __________
                                                                    (In millions)

Cash Flows Provided by Operating Activities . . . . . . . .   $    60.1      $   180.3
                                                              _________      __________
                                                              _________      __________

For the nine months ended September 30, 1994, cash flows from operating activities were $120 million lower than the nine months ended September 30, 1993. The lower cash flows for 1994 are primarily the result of cash refunds made in the first nine months of 1994 in connection with the settlement of TGPL's general rate case (Docket No. RP92-137), partly offset by payments made in 1993 for nonrecoverable producer settlements.


                                                                     Nine Months
                                                                 Ended September 30,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)

Cash Flows Used in Financing Activities . . . . . . . . . .   $    8.3       $    41.9
                                                              __________     __________
                                                              __________     __________

The cash flows used in financing activities for the nine months ended September 30, 1994, were attributable to dividend payments of $5 million on preferred stock and $3 million for the retirement of preferred stock.

For the nine months ended September 30, 1993, cash flows used in financing activities were primarily attributable to the retirement of $33 million of long-term debt and preferred stock and dividend payments of $6 million on preferred stock.

                                                                     Nine Months
                                                                 Ended September 30,
                                                              __________________________
                                                                1994           1993
                                                              __________     __________
                                                                    (In millions)

Cash Flows Used in Investing Activities . . . . . . . . . .   $   51.1       $   137.5
                                                              __________     __________
                                                              __________     __________

For the nine months ended September 30, 1994, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, as shown on the following table, slightly offset by Transco's net repayment of advances from TGPL.

For the nine months ended September 30, 1993, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, as shown on the following table, and net advances to Transco, partly offset by the recovery of producer settlement costs.

                                                                     Nine Months
                                                                 Ended September 30,
                                                              __________________________
Capital Expenditures                                            1994           1993
____________________                                          __________     __________
                                                                    (In millions)

Market-Area Projects  . . . . . . . . . . . . . . . . . . .   $   10.0       $     6.9
Supply-Area Projects. . . . . . . . . . . . . . . . . . . .        7.6            19.8
Maintenance of Existing Facilities and Other Projects . . .       54.1            40.4
                                                              __________     __________
    Total Capital Expenditures. . . . . . . . . . . . . . .   $   71.7       $    67.1
                                                              __________     __________
                                                              __________     __________

Other Capital Requirements and Contingencies
____________________________________________

TGPL's capital requirements and contingencies are discussed in TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q. Other than described in Notes B, C and D of the Notes to the Condensed Financial Statements and below, there have been no new developments from those described in TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q with regard to other capital requirements and contingencies.

Liberty Pipeline Company

In 1992, Liberty Pipeline Company (Liberty), a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 million cubic feet per day in firm transportation service to the greater New York City area. The partnership was comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of three TGPL customers in New York.

On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision follows the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities.






Rate Refunds

In the first nine months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is adequate for any additional refunds that may be required under Docket No. RP92-137. At September 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $52 million, including interest. Interest will continue to accrue until all refunds are made.

Conclusion
__________

Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Transco or advances by Transco, will provide TGPL with sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

As discussed in TGPL's 1993 Annual Report on Form 10-K and in its First and Second Quarter Form 10-Q, effective January 1, 1993, TGMC, through an agency management agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL. The financial performance of TGPL's sales service is discussed separately in the following discussion.

Net and Operating Income
________________________

TGPL's net income was higher by $16.3 million and $19.4 million for the three months and nine months ended September 30, 1994 , respectively, than net income for the three months and nine months ended September 30, 1993, due primarily to the 1993 third quarter after-tax charge of $12.5 million related to the write-off of a note receivable from TGPL's prior sale of an interest in a gas field and related gas processing plant. Excluding the net income impact of this write-off of a note receivable, TGPL's net income was higher by $3.8 million for the three months ended September 30, 1994 compared to the three months ended September 30, 1993, due primarily to higher net transportation revenues (net of the related cost of transportation), and lower dividends on preferred stock, partly offset by a lower allowance for funds used during construction (AFUDC). Operating income for the three months ended September 30, 1994 was $51.5 million compared to operating income of $27.6 million ($47.7 million excluding the write-off of the note receivable) for the three months ended September 30, 1993. This $3.8 million increase, excluding the write-off of the note receivable, was primarily due to higher net transportation revenues. Excluding the net income impact of the write-off of a note receivable in 1993, TGPL's net income for the nine months ended September 30, 1994 was $6.9 million higher than the comparable period in 1993, primarily due to higher net transportation revenues, lower net interest expense and lower dividends on preferred stock. Operating income for the nine months ended September 30, 1994 was $165.7 million compared to operating income of $140.2 million ($160.3 million excluding the write-off of the note receivable) for the nine months ended September 30, 1993. This increase of $5.4 million, excluding the write-off of the note receivable, reflects the higher net transportation revenues.


Transportation Services and Other
_________________________________

TGPL's operating revenues, excluding sales and storage services, increased $9 million to $166 million for the quarter ended September 30, 1994, when compared to the same period in 1993, reflecting higher transportation revenues. TGPL's operating revenues, excluding sales and storage services, decreased by $16 million to $501 million for the nine months ended September 30, 1994, when compared to the nine months ended September 30, 1993. The lower operating revenues reflect a decrease of $29 million due to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993, partly offset by higher transportation revenues of $13 million. However, the decrease in transportation rates related to the surcharge did not affect TGPL's operating or net income since the expiration of the producer settlement surcharge also resulted in lower cost of transportation when compared with the prior year.

Excluding the pre-tax effects of the note receivable write-off in 1993 and the cost of sales and transportation of $193 million and $674 million for the three months and nine months ended September 30, 1994, respectively, and $178 million and $571 million for the three months and nine months ended September 30, 1993, respectively, TGPL's operating expenses for the quarter and for the first nine months of 1994 were comparable to the same periods in 1993.

As shown in the table below, TGPL's total market-area deliveries for the three months ended September 30, 1994 were 17.5 billion cubic feet (Bcf), or 7%, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to increased injections into storage during the quarter resulting from the colder-than-normal weather in the market area during January and February 1994 and to recapturing business from competing pipelines due to TGPL's implementation of Order 636. TGPL's total market-area deliveries for the nine months ended September 30, 1994 were 34.4 Bcf, or 4%, higher than the nine months ended September 30, 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with the strong deliveries of gas used for electric generation for summer cooling. The production-area deliveries for the three months ended September 30, 1994, decreased 2.2 Bcf, or 4%, when compared to the same period in 1993, due to competitive pressures. The production-area deliveries for the nine months ended September 30, 1994 increased 9.5 Bcf, or 7%, when compared to the same period in 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries have no significant impact on operating income; however, these increases show the strength of the TGPL franchise.

                                           Three Months             Nine Months
TGPL System Deliveries (Bcf)          Ended September  30,     Ended September 30,
____________________________        ______________________   _____________________
                                        1994        1993        1994        1993
                                     _________    ________    ________    ________
Market-area deliveries:
   Long-haul transportation             167.4        178.6       584.4       608.0
   Market-area transportation            95.2         66.5       319.7       261.7
                                      ________    ________    ________    ________
     Total market-area deliveries       262.6        245.1       904.1       869.7
Production-area transportation           54.5         56.7       142.8       133.3
                                      ________    ________    ________    ________
Total system deliveries                 317.1        301.8     1,046.9     1,003.0
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________


TGPL's facilities are divided into seven rate zones. Four are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC ALJ, dealing with, among other things, TGPL's production-area rate design, concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket. The notice states that Fina Natural Gas Company has filed a complaint requesting that the FERC initiate a proceeding under NGA section 5 to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Responses to the notice are due on or before November 28, 1994. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on TGPL's financial position or results of operations.

Sales Services
______________

TGPL makes jurisdictional merchant sales to customers through a Firm Sales
(FS) program, an Optional Firm Sales (OFS) program, an Interruptible Sales
(IS) program and a Negotiated Sales (NS) program coupled with a firm transportation program as replacement for a contract sales quantity.
These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts.

TGPL's sales revenues increased $10 million to $165 million for the quarter ended September 30, 1994, when compared to the quarter ended September 30, 1993. Of this increase, $5 million was related to increased volumes sold through TGPL's jurisdictional merchant sales services and $5 million was due to higher non-merchant sales related to TGPL's cash settlement of historical transportation imbalances. TGPL's sales revenues increased $123 million to $587 million for the nine months ended September 30, 1994 when compared to the same period in 1993. Of this increase, $11 million was related to the cash settlement of historical transportation imbalances and TGPL's cash-out program for the settlement of current month transportation imbalances, with the remaining increase due to higher volumes sold through TGPL's jurisdictional merchant sales services. However, the increase in TGPL's non-merchant sales revenues for the quarter and year-to-date had no impact on TGPL's operating income since these revenue variances were offset by corresponding variances in the cost of sales when compared to the prior year periods. TGPL's jurisdictional sales service also had no impact on TGPL's operating income or results of operations during the first nine months of 1994 or the same period in 1993. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. Consequently, TGPL believes its merchant gas sales service will have no impact on its operating income or results of operations.

On October 20, 1994, an ALJ issued an initial decision granting a motion filed by certain parties for summary disposition with respect to the issue of the allocation of certain costs to TGPL's merchant sales service. That issue, among others, was referred to the hearing in Docket No. RP92-137 by the FERC's orders approving TGPL's implementation of Order 636. TGPL had opposed the motion. In his initial decision, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue. The ALJ's decision directs TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. The ALJ's decision is subject to final approval by the FERC. Briefs on exceptions to the ALJ's decision are due on or before November 21, 1994. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position or results of operations.

                                                Three Months             Nine Months
Gas Sales Volumes (Bcf)(1)                   Ended September 30,     Ended September 30,
____________________________                _____________________    ____________________
                                             1994         1993        1994         1993
                                            _______     ________     _______     _______

Long-term sales . . . . . . . . . . . . . .   42.4        52.4        162.3       153.2
Short-term sales. . . . . . . . . . . . . .   33.6         4.6         82.7        23.2
                                            _______      _______     _______     _______
  Total gas sales . . . . . . . . . . . .     76.0        57.0        245.0       176.4
                                            _______      _______     _______     _______
                                            _______      _______     _______     _______


(1)   Effective January 1993, TGMC, through an agency management agreement with TGPL, assumed operation of TGPL's merchant sales service.

Storage Services
________________

TGPL's operating revenues of $38 million and $111 million, respectively, related to its storage services for the three months and nine months ended September 30, 1994 were comparable to the storage revenues for the same periods in 1993.

                                 PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            See discussion of legal proceedings in Note C of the Notes to Condensed Financial Statements included herein.


Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  None.

            (b)   Reports on Form 8-K.

               None.
                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Transcontinental Gas Pipe Line Corporation






Dated:  November 14, 1994            By /S/ N. A. Bacile
                               ______________________________________
                               (Signature)
                               N. A. Bacile
                               Vice President and Controller

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Transcontinental Gas Pipe Line Corporation






Dated: November 14, 1994
                               ______________________________________
                               (Signature)
                               N. A. Bacile
                               Vice President and Controller