Form 10-K405
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1995-03-30
CIK 99250

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994

                           OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------     ---------------

                         Commission file number 1-7584

                  TRANSCONTINENTAL GAS PIPE LINE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                           74-1079400
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)


2800 Post Oak Blvd., P. O. Box 1396, Houston, Texas              77251
---------------------------------------------------             --------
    (Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code   (713) 439-2000
                                                     --------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        Name of Exchange on Which
           Title of Each Class:         Each Class is Registered:
           --------------------         -------------------------
                                         New York Stock Exchange

  CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE

                                 Stated Value
                 Series            Per Share
                 ------            ---------
                 $ 6.65               $100

                CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE
          -----------------------------------------------------------
                                (Title of Class)

                        Stated Value                     Stated Value
           Series         Per Share        Series        Per Share
           ------       ------------       ------        ---------
           $ 4.80          $100            $ 8.75          $100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X       NO
                                                -----        -----

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / X /
                             ------

          All of the Registrant's Common Stock, par value $1.00 per share, is held by its parent, Transco Gas Company, which is a wholly owned subsidiary of Transco Energy Company.

          The number of shares of Common Stock, par value $1.00 per share, outstanding at December 31, 1994 was 100.

#
                                    PART I

ITEM 1.   BUSINESS.

                                    GENERAL

          Transcontinental Gas Pipe Line Corporation (TGPL) is a wholly-owned subsidiary of Transco Gas Company (TGC), which in turn is wholly owned by Transco Energy Company (Transco). As used herein, the term Transco refers to Transco Energy Company together with its wholly-owned subsidiary companies unless its context otherwise requires.

          On December 12, 1994, Transco and The Williams Companies, Inc. (Williams) entered into an Agreement and Plan of Merger (Merger Agreement), which was amended on February 17, 1995, pursuant to which Williams agreed to commence a cash tender offer to acquire up to 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $17.50 per share. According to the terms of the Merger Agreement, the cash tender offer would be followed by a stock merger (Merger) in which each share of Transco common stock not purchased in the tender offer would be exchanged for 0.625 of a share of Williams' common stock.

          The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7% of the outstanding shares of Transco's common stock, were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. The remainder of the outstanding shares of Transco's common stock will be converted to Williams' common stock. Each outstanding share of Transco's common stock will be converted into 0.625 of a share of Williams' common stock upon majority approval by Transco's stockholders. The conversion will occur at the effective date of the Merger, which is expected to be in April 1995.

          Williams has stated that Transco or Williams or both, through their respective subsidiaries, will promptly expand both regulated and non-regulated activities in the geographical areas served by Transco's pipeline subsidiaries, including TGPL, and Williams' existing systems. Williams has stated that during 1995 it will make capital expenditures of approximately $200 million with respect to certain Transco regulated businesses and approximately $200 million for expansion by Transco into non-regulated activities.

          In connection with these plans, in January 1995 the boards of directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. In addition, according to Williams, Williams intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams all of Transco's interests in its principal operating subsidiaries, TGPL, Texas Gas Transmission Corporation (Texas Gas) and Transco Gas Marketing Company (TGMC) (the dividends collectively, the Operating Company Dividends). The recapitalization plan is expected, when taken together with the Operating Company Dividends, to provide TGPL with somewhat greater ratemaking flexibility afforded by a stand-alone capital structure.

          The following actions were completed in January and February 1995 in connection with the recapitalization plan, as it impacts TGPL:

       - Termination of Transco's Amended Bank Credit Facility dated December 31, 1993, replacing it with a Credit Agreement (the Williams Credit Agreement) dated as of February 23, 1995 among Williams and certain of its subsidiaries, TGPL, Texas Gas and Citibank N.A., as agent and the Banks named therein;

       - Termination of the program to sell monthly trade receivables of TGPL, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

       - Termination of Transco's Reimbursement Facility dated December 31, 1993; and

       - Redemption of all of TGPL's outstanding preferred stock at $100.00 per share plus accrued dividends, to be effective March 23, 1995.

           In addition, in February 1995, Standard & Poor's Corporation and Moody's Investor Service upgraded TGPL's debt securities from BB and Ba2 to BBB and Baa1, respectively and TGPL's preferred stock from BB- and B1 to BBB-and Baa2, respectively. These upgrades should provide TGPL with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

       The principal business of TGPL is the transportation of natural gas. TGPL's main gas transmission system extends from the Gulf Coast gas supply areas to the New York City area. TGPL has an aggregate peak mainline delivery capacity of approximately 3.5 Bcf (1) of gas per day, an additional peak day delivery capacity of 2.6 Bcf per day through the Leidy line and market area facilities and maintains an extensive gas gathering system both onshore and offshore in the Gulf Coast area. The number of full time employees of TGPL at December 31, 1994 was 1,713.

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

       However, commencing in 1984, the Federal Energy Regulatory Commission
(FERC) issued a series of orders which have resulted in a major restructuring of the natural gas transmission industry and its business practices. With Order 380, issued in 1984, the FERC freed pipeline customers from their contractual obligations to purchase certain minimum levels of gas from their pipeline suppliers. With implementation of "open access" transportation rules contained in FERC Orders 436 and 500, the FERC afforded pipeline customers the opportunity to purchase gas from others and have it transported by the pipelines to the customers.

       Faced with these changing conditions, increased competition and declining bundled sales, TGPL altered the manner in which it had traditionally conducted its businesses and began to transport a larger percentage of gas for customers that purchased such gas from others. In 1988, TGPL accepted a certificate to become a permanent open-access pipeline system under FERC Orders 436 and 500.

       On April 8, 1992, the FERC issued Order 636 which made further fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant role from its transportation services; ensuring "equality" of transportation services including equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program and

__________________________________

     1 As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day and the term "MMBtu" means British Thermal Units.

changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, TGPL implemented its Order 636 restructuring plan. For a complete discussion of Order 636 see "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - C. Regulatory Matters - Order 636."

       Prior to 1993, TGPL and Texas Gas, an affiliate, were responsible for all jurisdictional gas sales to their pipeline customers, and Transco Energy Marketing Company (TEMCO) and TXG Gas Marketing Company (TXG Marketing), also affiliates, were responsible for all non-jurisdictional gas sales. As a result of the Order 636 requirement that a pipeline unbundle its merchant role from its transportation services, Transco determined to implement a plan to consolidate its gas marketing businesses under the common management of TGMC. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL.

                           MARKETS AND TRANSPORTATION

       TGPL's principal markets encompass eleven Southeast and Atlantic seaboard states, and include the New York City and Philadelphia metropolitan areas. TGPL has working storage capacity in five underground storage fields, located on or near its pipeline system and/or market areas, and operates three of these storage fields. The certificated storage capacity of TGPL and its customers is approximately 233 Bcf. This storage permits TGPL's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter periods.

       TGPL's total system deliveries for the years 1994, 1993 and 1992 are shown below.

                                                        YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                            1994                  1993                  1992
                                      -----------------   --------------------   ------------------
TGPL SYSTEM DELIVERIES (Bcf):

Market-area deliveries

  Long-haul transportation  . . . .       777.3     56%        823.9       60%       821.8      59%
  Market-area transportation  . . .       437.9     31%        374.4       27%       379.8      27%
                                      ---------   -----   ----------   -------   ---------   ------

    Total market-area deliveries  .     1,215.2     87%      1,198.3       87%     1,201.6      86%
Production-area transportation  . .       178.7     13%        171.2       13%       199.3      14%
                                      ---------   -----   ----------   -------   ---------   ------

Total system deliveries . . . . . .     1,393.9    100%      1,369.5      100%     1,400.9     100%
                                      =========   =====   ==========   =======   =========   ======

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

    As shown in the table above, TGPL's total market-area deliveries for 1994 were 16.9 Bcf higher than 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with higher firm throughput during the summer period due to implementation of capacity release programs pursuant to Order 636. The production-area deliveries for 1994 increased 7.5 Bcf, or 4%, when compared to 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a SFV rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries had no significant impact on operating income; however, these increases show the strength of the TGPL franchise.

    The following table sets forth the names of TGPL's five largest customers during 1994 along with the related sales and transportation volumes shipped to such customers for the periods shown (in Bcf). Long-haul and market-area transportation volumes include sales volumes transported by TGPL.

                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1994       1993*       1992*
                                                         ---------   --------   --------
TGPL MAJOR CUSTOMERS:
   Public Service Electric and Gas Company
     Sales . . . . . . . . . . . . . . . . . . . . .         18.7       21.0       18.3
     Long-haul and market-area transportation  . . .        230.7      221.5      213.6
   Consolidated Edison Company of New York, Inc.
     Sales . . . . . . . . . . . . . . . . . . . . .         29.8       27.2       17.3
     Long-haul and market-area transportation  . . .        140.1      148.4      153.4
   Piedmont Natural Gas Company, Inc.
     Sales   . . . . . . . . . . . . . . . . . . . .         16.4       15.2       11.8
     Long-haul and market-area transportation  . . .         91.8       88.2       82.3
   Long Island Lighting Company
     Sales . . . . . . . . . . . . . . . . . . . . .         25.2       19.3       10.2
     Long-haul and market-area transportation  . . .         72.1       66.5       67.8
   The Brooklyn Union Gas Company
     Sales . . . . . . . . . . . . . . . . . . . . .         17.3       11.9       13.2
     Long-haul and market-area transportation  . . .         65.0       62.8       77.9

   * Certain reclassifications have been made in the presentation of volumes for 1993 and 1992 to conform to the 1994 presentation.

    As a result of the fundamental business changes resulting from FERC Order 636, especially the shifting of the responsibility for gas supply from the pipeline companies to local distribution customers (LDCs), maintaining committed proved gas reserves is no longer material to TGPL's transportation business. See "Item 7. Management's Discussion and Analysis - Capital Resources and Liquidity - Other Capital Requirements and Contingencies - Long-term gas purchase contracts" and "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - C. Regulatory Matters - Order 636."

                               PIPELINE PROJECTS

    LIBERTY PIPELINE COMPANY. In 1992, Liberty Pipeline Company (Liberty), a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City metropolitan area. The partnership presently is comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of two TGPL customers in New York.

          On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision followed the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities.

          At the time Liberty ceased development of its project, TGPL also suspended development of its associated Liberty Upstream Expansion. That project contemplated 115 MMcf/d of firm transportation capacity from Leidy, Pennsylvania interconnects to the Liberty Pipeline, near South Amboy, New Jersey. The total investment in the Liberty Upstream project is $3.6 million of which $0.6 million was incurred during 1994. TGPL believes these expenditures will have value to future projects.

          SOUTHEAST EXPANSION PROJECTS. In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL's FERC applications estimated the cost of the expansion to be $125 million which will be recovered through incremental rates based on the SFV rate design methodology.

          By orders issued May 27, 1994 and December 21, 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96), respectively. SE94 was completed and placed into service in November 1994, and provides 35 MMcf/d incremental firm transportation capacity. SE95/96 will be constructed in two phases: Phase I will add 115 MMcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996-1997 winter heating season.

          TGPL invested $19.7 million in these projects in 1994 and expects to invest approximately $69 million in these projects in 1995.

          EMINENCE STORAGE FIELD EXPANSION PROJECT. During 1994, TGPL completed the second phase of its Eminence storage field expansion project, expanding the working capacity from 9 Bcf to 12 Bcf and increasing the withdrawal rate from 1.3 Bcf/d to 1.5 Bcf/d. The expansion of the salt-dome structure, located at TGPL's Compressor Station 77, near Seminary, Mississippi, will give TGPL additional flexibility to meet the load balancing and emergency gas supply demands of its customers. High deliverability from storage helps assure pipelines, such as TGPL, of gas availability for their customers during adverse weather conditions.

          TGPL plans further expansion of the storage field in 1995, increasing the working capacity of the storage field to 15 Bcf.

          MOBILE BAY LATERAL EXPANSION PROJECT. In September 1993, the FERC issued an order authorizing the joint ownership and expansion of TGPL's Mobile Bay lateral with Florida Gas Transmission Company (Florida Gas). The lateral transports gas from the prolific Mobile Bay gas supply basin to the TGPL mainline, near Butler, Alabama. Construction of the compressor station authorized as part of the expansion was completed in November 1994 and the station was placed into service in December 1994. It is anticipated that the remaining expansion facilities will be placed into service in March 1995.

          When the expansion is fully placed into service, the capacity of the Mobile Bay lateral will be increased from 462 MMcf/d to 829 MMcf/d. The expansion will increase the TGPL portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d.

          The cost of the expansion project has been funded entirely by Florida Gas, and TGPL estimates it will receive approximately $13 million from Florida Gas for the sale of a partial interest in the lateral.

          In June 1994, TGPL completed the tie-in of Exxon's treatment plant to the Mobile Bay lateral, adding approximately 350 MMcf/d of production deliverability.

          Both of these expansion projects will not only enhance TGPL's overall access to gas supply, but will also provide additional gas supply for the Southeast Expansion Projects.

                               REGULATORY MATTERS

          RATES. TGPL's transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service and (iii) allowed rate of return, including the equity component of a pipeline's capital structure. Rate design and the allocation of costs between the demand and commodity rates also impact profitability.

          TGPL, effective September 1, 1992, changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design, overall throughput has a significant impact on operating income. Under the SFV method of rate design, all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits TGPL's opportunity to earn incremental revenues through increased throughput, it also minimizes TGPL's risk associated with fluctuations in throughput.

          For a discussion of regulatory matters, see "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - C. Regulatory Matters."

                                  COMPETITION

          Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions.

          TGPL and its primary market-area competitors, Texas Eastern Transmission Corporation (Texas Eastern), Columbia Gas Transmission Corporation (Columbia), Southern Natural Gas Company (Southern Natural), Tennessee Gas Pipeline Company (Tennessee) and Iroquois Gas Transmission System (Iroquois), implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in TGPL's production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. A hearing before a FERC Administrative Law Judge (ALJ) dealing with, among other things, TGPL's production-area rate design concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

          TGPL does not expect to incur gas supply realignment (GSR) costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - C. Regulatory Matters - Order 636."

          Although a significant portion of TGPL's firm customers have relatively secure residential and commercial end-users, virtually all of TGPL's LDCs have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of TGPL's customer deliveries are at risk to such fuel switching; however, a recent survey of TGPL's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs will aggressively price their system transportation to stay competitive in alternate-fuel markets.

                                 SALES SERVICE

          Prior to 1993, TGPL and Texas Gas were responsible for all jurisdictional gas sales to their pipeline customers and TEMCO and TXG Marketing were responsible for all non-jurisdictional gas sales. In January 1993, Transco began to implement a plan to consolidate its gas marketing businesses under the common management of TGMC to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. See "Other Capital Requirements and Contingencies - Long-term gas purchase contracts" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein and Notes A, J and L of the Notes to Financial Statements contained in Item 8 herein.

          TGPL makes jurisdictional merchant sales to customers through a Firm Sales (FS) program and an Optional Firm Sales (OFS) program, coupled with a firm transportation program as replacement for a contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts. In addition, TGPL makes jurisdictional merchant sales through an Interruptible Sales (IS) program and a Negotiated Sales (NS) program.

          TGPL's gas sales volumes for the years 1994, 1993 and 1992 are shown below.

Gas Sales Volumes (Bcf)(1)                        1994         1993          1992
--------------------------                       -------      -------      -------
Long-term sales . . . . . . . . . . . . . . .      213.0        212.3        188.3
Short-term sales  . . . . . . . . . . . . . .      109.3         33.2         32.8
                                                 -------      -------      -------
   Total gas sales  . . . . . . . . . . . . .      322.3        245.5        221.1
                                                 =======      =======      =======

(1) Effective January 1993, TGMC, through an agency agreement with TGPL, assumed management of TGPL's merchant sales service.

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

        ENVIRONMENTAL. TGPL is subject to extensive federal, state and local environmental laws and regulations which affect TGPL's operations related to the construction and operation of its pipeline facilities. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements -
E. Environmental Matters."

                          TRANSACTIONS WITH AFFILIATES

        TGPL has made interest-bearing advances to and incurred interest-bearing advances from Transco for consolidated cash management purposes. The advances are represented by demand notes bearing interest at the rate of 1-1/2% below the prime rate of Citibank, N.A., not to exceed the maximum lawful rate of interest.

        TGPL has a 20-year lease agreement for 1,005,478 square feet at its headquarters building in Houston which expires in 2004. The lease is with Transco Tower Limited, a partnership in which Transco had an indirect 12.5% interest until December 1994. For information concerning lease commitments, see "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - J. Commitments and Contingencies."

        See also "Sales Service" above.

ITEM 2. PROPERTIES.

        See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

        See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - D. Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          All of the outstanding shares of TGPL's common stock is owned by TGC, a wholly-owned subsidiary of Transco. TGPL's common stock is not publicly traded and there exists no market for such common stock.

ITEM 6. SELECTED FINANCIAL DATA
(Expressed in thousands)



                                                  Years Ended December 31,
                         ------------------------------------------------------------------------
                           1994             1993            1992           1991             1990
                        ------------    -------------   ------------    ------------    ------------
Operating Revenues . .  $1,590,962      $ 1,521,533     $ 1,257,197     $1,144,309      $ 1,249,512
                        ==========      ===========     ===========     ==========      ===========

Common Stock Equity
  in Net Income
  (Loss)   . . . . . .  $  104,782(1)   $    86,118(2)  $    64,904(3)  $  (68,578)(4)  $    23,012(5)
                        ==========      ===========     ===========     ==========      ===========

Total Assets   . . . .  $2,271,115      $ 2,304,225     $ 2,301,558     $2,358,905      $ 2,402,921
                        ==========      ===========     ===========     ==========      ===========

Current Maturities
  of Long-Term
  Debt . . . . . . . .  $        -      $         -     $   154,856     $   44,600      $    74,100
                        ===========     ===========     ===========     ==========      ===========

Capitalization:
  Long-term debt,
  less current
  maturities . . . . .  $  644,238      $   643,799     $   518,943     $  686,064      $   725,989
                       ------------    -------------   ------------   --------------   ------------

  Preferred stock -
  redeemable, net  . .  $   49,375      $    75,191     $   101,006     $  105,248      $   110,560
                       ------------    -------------   ------------    ------------    ------------
  Common
  stockholder's
  equity   . . . . . .  $  814,827      $   707,290     $   618,735     $  425,601      $   481,208
                       ------------    -------------   ------------    ------------    ------------
  Total
  Capitalization   . .  $1,508,440      $ 1,426,280     $ 1,238,684     $1,216,913      $ 1,317,757
                        ==========      ===========     ===========     ==========      ===========

Cash Dividends on
  Common Stock   . . .  $        -      $         -     $         -     $        -      $   100,000
                        ==========      ===========     ===========     ==========      ===========




(1) Includes after-tax charges totaling $3.7 million applicable to a provision for a regulatory issue. See
     Note C of Notes to Financial Statements.

(2) Includes after-tax charges totaling $13.5 million applicable to a write-off of a note receivable and a federal income tax rate increase. See Notes I and J of Notes to Financial Statements.

(3) Includes an after-tax charge of $19.5 million applicable to a provision for the Challenger Settlement. See Note
     D of Notes to Financial Statements.

(4) Includes net after-tax charges totaling $134.8 million applicable to provisions for asset impairments, restructuring costs, producer settlements and regulatory issues, partially offset by benefits of the resolution of rate issues.

(5) Includes net after-tax charges totaling $44.5 million applicable to a provision for producer settlements and regulatory issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 6, SELECTED FINANCIAL DATA, AND ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

                                  INTRODUCTION

       TGPL is an indirect wholly-owned subsidiary of Transco.

       On December 12, 1994, Transco and Williams entered into a Merger Agreement, which was amended on February 17, 1995, pursuant to which Williams agreed to commence a cash tender offer to acquire up to 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $17.50 per share. According to the terms of the Merger Agreement, the cash tender offer would be followed by a stock merger in which each share of Transco common stock not purchased in the tender offer would be exchanged for 0.625 of a share of Williams' common stock.

       The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7% of the outstanding shares of Transco's common stock, were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. The remainder of the outstanding shares of Transco's common stock will be converted to Williams' common stock. Each outstanding share of Transco's common stock will be converted into 0.625 of a share of Williams' common stock upon majority approval by Transco's stockholders. The conversion will occur at the effective date of the Merger, which is expected to be in April 1995.

       Williams has stated that Transco or Williams or both, through their respective subsidiaries, will promptly expand both regulated and non-regulated activities in the geographical areas served by Transco's pipeline subsidiaries, including TGPL, and Williams' existing systems. Williams has stated that during 1995 it will make capital expenditures of approximately $200 million with respect to certain Transco regulated businesses and approximately $200 million for expansion by Transco into non-regulated activities.

       In connection with these plans, in January 1995 the boards of directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. In addition, according to Williams, Williams intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams the Operating Company Dividends.

       Since 1992, TGPL has improved its financial strength and has experienced strong operational results. TGPL expects that Transco's pending merger with Williams, when completed, will further enhance its financial and operational strength, as well as allow it to take advantage of new opportunities for growth.

                        CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

       As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. TGPL meets its working capital requirements by participation in the Transco consolidated cash management program, pursuant to which TGPL both makes advances to and receives advances and capital contributions from Transco, and by accessing capital markets for sources of long-term financing. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A. At December 31, 1994, there were outstanding advances totaling $116 million from TGPL to Transco. TGPL currently expects to receive payment of these advances within the next twelve months and has classified such advances as current assets.

       In addition, TGPL and Transco's other subsidiaries pay dividends, based on the level of their earnings and net cash flow, to assist Transco in providing the funds necessary for Transco to service its debt and pay dividends on its common and preferred stock. TGPL's Board of Directors declared no common stock dividends in 1994, 1993 and 1992.

       Certain of TGPL's debt instruments restrict the amount of dividends distributable. As of December 31, 1994, approximately $359 million of TGPL's retained earnings of $529 million was available for distribution.

       In connection with the Merger, in January 1995, the boards of directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. The recapitalization plan, as it impacts TGPL, includes, among other things, the following actions completed in January and February 1995:

       - Termination of Transco's Amended Bank Credit Facility dated December 31, 1993, replacing it with the Williams Credit Agreement;

       - Termination of the program to sell monthly trade receivables of TGPL, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

       - Termination of Transco's Reimbursement Facility dated December 31, 1993; and

       - Redemption of all of TGPL's outstanding preferred stock at $100.00 per share plus accrued dividends, to be effective March 23, 1995.

       In addition, in February 1995, Standard & Poor's Corporation and Moody's Investor Service upgraded TGPL's debt securities from BB and Ba2 to BBB and Baa1, respectively and TGPL's preferred stock from BB- and B1 to BBB- and Baa2, respectively. These upgrades should provide TGPL with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

       The recapitalization plan is expected, when taken together with the Operating Company Dividends, to provide TGPL with somewhat greater ratemaking flexibility afforded by a stand alone capital structure.

CAPITALIZATION AND CASH FLOWS

       As shown in the following table, there has been an improvement in TGPL's percentage of total debt to total invested capital from December 31, 1993 to December 31, 1994. This results from an increase in common stockholder's equity, reflecting increased net income, partly offset by a reduction in preferred stock.

                                                          1994           1993          1992
                                                       -----------   ------------   ----------
                                                                     (In millions)

       Common Stockholder's Equity   . . . . . .       $     814.8   $     707.3    $    618.7
       Preferred Stock   . . . . . . . . . . . .              49.4          75.2         101.0
       Long-term Debt, less Current Maturities .             644.2         643.8         518.9
                                                       -----------   -----------    ----------
          Total Capitalization   . . . . . . . .           1,508.4       1,426.3       1,238.6
       Current maturities of Long-Term Debt  . .                 -            -          154.9
                                                       -----------   -----------    ----------

          Total Invested Capital   . . . . . . .       $   1,508.4   $   1,426.3    $  1,393.5
                                                       ===========   ===========    ==========

       Long-term Debt, less Current Maturities as
          a percentage of Total Capitalization . .           42.7%         45.1%         41.9%
       Common Stockholder's Equity as a percentage
          of Total Capitalization . . . . . . . .            54.0%         49.6%         50.0%
       Total Debt as a percentage of Total Invested
          Capital . . . . . . . . . . . . . . . .            42.7%         45.1%         48.4%


                                                             1994         1993          1992
                                                           --------     --------      --------
                                                                      (In millions)

Cash Flows Provided By Operating Activities . . . .        $  161.8     $  259.3      $    3.9
                                                           ========     ========      ========


       Cash flows from operating activities for the year ended December 31, 1994 were $98 million lower than for the year ended December 31, 1993. This decrease in cash flows is primarily the result of rate refunds made by TGPL under its RP92-137 general rate case ($123 million) and higher collection of revenues in 1993 subject to refund ($83 million), partly offset by a net decrease in gas inventory of $25 million and no producer settlement cash payments being made in 1994 compared to $32 million in 1993.

       For the year ended December 31, 1993, cash flows from operating activities were $255 million higher than for the year ended December 31, 1992. This improvement in cash flows was primarily the result of cash refunds TGPL paid to customers in 1992 in connection with the Transition Cost proceeding ($74 million) and its Rate Settlement ($102 million) as discussed in Note C of the Notes to Financial Statements included in Item 8 herein, combined with TGPL's higher collection of revenues in 1993 subject to refund ($101 million) and lower payments in 1993 for producer settlements ($35 million).

                                                          1994         1993          1992
                                                        -------      -------       -------
                                                                   (In millions)

Cash Flows Provided By (Used In)
Financing Activities . . . . . . . . . . . . . . .      $ (32.3)     $ (66.5)       $ 37.4
                                                        =======      =======        ======

       The cash flows used in financing activities for the year ended December 31, 1994, reflect the retirement of $26 million of preferred stock and dividend payments of $6 million on preferred stock.

       The cash flows used in financing activities for the year ended December 31, 1993, were mainly due to the retirement of $30 million of TGPL's long-term debt and $26 million of preferred stock and dividend payments of $8 million on preferred stock.

       The cash flows provided by financing activities in 1992 were primarily attributable to a $126 million capital contribution from Transco, and proceeds of $125 million from the sale of TGPL's 8-7/8% notes, partly offset by the retirement of $200 million of TGPL's long-term debt and dividend payments of $9 million on preferred stock.

                                                          1994         1993          1992
                                                        --------     --------      --------
                                                                   (In millions)

Cash Flows Used In Investing Activities . . . . . .     $  128.9     $  193.0      $   64.0
                                                        ========     ========      ========

       For the year ended December 31, 1994, cash flows used in investing activities included cash outflows for capital expenditures for property, plant and equipment of $143 million, as shown in the following table, partly offset by a net decrease of $17 million in advances to Transco.

       For the year ended December 31, 1993, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment of $110 million, as shown in the following table, and a net increase of $119 million in advances to Transco, partly offset by the recovery of $30 million of producer settlement costs.

       For the year ended December 31, 1992, cash flows used in investing activities reflect capital expenditures for property, plant and equipment of $116 million, as shown in the following table, and a net increase of $11 million in advances to Transco, partly offset by the recovery of $53 million of producer settlement costs.

                                         Budget                      Actual
                                       ----------      --------------------------------------
Capital Expenditures                      1995         1994           1993           1992
                                       ----------    ----------    -----------    -----------
                                                           (In millions)
Market-Area Projects  . . . . . . .   $     68.8    $      20.4   $       13.1   $       54.6
Supply-Area Projects  . . . . . . .          9.0*          13.7           27.3           16.1
Maintenance of Existing Facilities
  and Other Projects  . . . . . . .        132.4          109.3           69.8           45.0
                                      ----------    -----------    -----------   ------------

       Total Capital Expenditures .   $    210.2    $     143.4   $      110.2   $      115.7
                                      ==========    ===========    ===========   ============

* Excludes $13.1 million that TGPL is budgeted to receive from Florida Gas for the sale of a partial interest in the Mobile Bay lateral.

       Included in TGPL's capital expenditures for 1994 were $20 million for market-area expansion, primarily for the Southeast Expansion Projects, compared to $13 million in 1993; $14 million for supply projects, primarily for a production-area storage facility, compared to $27 million in 1993; and $109 million for maintenance of existing facilities and other projects, compared to $70 million in 1993.

FUTURE CAPITAL EXPENDITURES

       As shown in the table above, TGPL has budgeted approximately $210 million (before application of the Mobile Bay lateral proceeds) for 1995 capital expenditures. This budget reflects TGPL's plans for capital spending without consideration of the potential effects of the Merger, and therefore, is subject to revision after the Merger is consummated. The increase in expected capital expenditures in 1995 over 1994 and 1993 is generally related to pipeline expansion projects, primarily the Southeast Expansion Projects, and the maintenance of existing facilities.

       SOUTHEAST EXPANSION PROJECTS. In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL's FERC applications estimated the cost of the expansion to be $125 million which will be recovered through incremental rates based on the SFV rate design methodology.

       By orders issued May 27, 1994 and December 21, 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96), respectively. SE94 was completed and placed into service in November 1994, and provides 35 MMcf/d of incremental firm transportation capacity. SE95/96 will be constructed in two phases: Phase I will add 115 MMcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996-1997 winter heating season.

       TGPL invested $19.7 million in these projects in 1994 and expects to invest approximately $69 million in these projects in 1995.

       LIBERTY PIPELINE COMPANY. In 1992, Liberty, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City metropolitan area. The partnership is presently comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of two TGPL customers in New York.

       On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision followed the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities.

       At the time Liberty ceased development of its project, TGPL also suspended development of its associated Liberty Upstream Expansion. That project contemplated 115 MMcf/d of firm transportation capacity from Leidy, Pennsylvania interconnects to the Liberty Pipeline, near South Amboy, New Jersey. TGPL's total investment in the Liberty Upstream project is $3.6 million, of which $0.6 million was incurred during 1994. TGPL believes these expenditures will have value to future projects.

       EMINENCE STORAGE FIELD EXPANSION PROJECT. During 1994, TGPL completed the second phase of its Eminence storage field expansion project, expanding the working capacity from 9 Bcf to 12 Bcf and increasing the withdrawal rate from
1.3 Bcf/d to 1.5 Bcf/d. The expansion of the salt-dome structure, located at TGPL's Compressor Station 77, near Seminary, Mississippi, will give TGPL additional flexibility to meet the load balancing and emergency gas supply demands of it customers. High deliverability from storage helps assure pipelines, such as TGPL, of gas availability for their customers during adverse weather conditions.

       TGPL plans further expansion of the storage field in 1995, increasing the working capacity of the storage field to 15 Bcf. TGPL expects to invest approximately $9 million in this project in 1995.

       MOBILE BAY LATERAL EXPANSION PROJECT. In September 1993, the FERC issued an order authorizing the joint ownership and expansion of TGPL's Mobile Bay lateral with Florida Gas. The lateral transports gas from the prolific Mobile Bay gas supply basin to the TGPL mainline, near Butler, Alabama. Construction of the compressor station authorized as part of the expansion was completed in November 1994 and the station was placed into service in December 1994. It is anticipated that the remaining expansion facilities will be placed into service in March 1995.

       When the expansion is fully placed into service, the capacity of the Mobile Bay lateral will be increased from 462 MMcf/d to 829 MMcf/d. The expansion will increase the TGPL portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d.

       The cost of the expansion project has been funded entirely by Florida Gas, and TGPL estimates it will receive approximately $13 million from Florida Gas for the sale of a partial interest in the lateral.

       In June 1994, TGPL completed the tie-in of Exxon's treatment plant to the Mobile Bay lateral, adding approximately 350 MMcf/d of production deliverability.

       Both of these expansion projects will not only enhance TGPL's overall access to gas supply, but will also provide additional gas supply for the Southeast Expansion Projects.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

       ORDER 636 TRANSITION COSTS. As discussed in Note C of the Notes to Financial Statements included in Item 8 herein, TGPL implemented Order 636 services effective November 1,1993.

       TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. TGPL does not believe that Order 636 transition costs to be incurred by TGPL will have a material adverse effect on its financial position or results of operations.

       RATE AND REGULATORY REFUNDS. As discussed in Note C of the Notes to Financial Statements included in Item 8 herein, TGPL received a FERC order accepting an Offer of Settlement (the Settlement) in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. Through January 31, 1995, TGPL made partial refunds of approximately $150 million, including interest, under the Settlement. An additional refund of approximately $24 million, including interest, is expected to be made during the first quarter of 1995. TGPL had previously provided a reserve for these refunds.

       As discussed in Note C of the Notes to Financial Statements included in
Item 8 herein, on February 13, 1995, the FERC issued an order rejecting the settlement with Columbia and requiring TGPL to refund to Columbia within 30 days approximately $7 million of Order 94-A costs collected from Columbia. On March 9, 1995, TGPL filed with the FERC a request for extension of time to make the refund. On March 13, 1995, the FERC granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. On March 15, 1995, TGPL filed for rehearing of the FERC's February 13 order. Also, on March 15, 1995 Columbia filed for rehearing of the February 13 order asking that the FERC require that TGPL pay interest on the refund of the Order 94-A amounts. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

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

   Although no assurances can be given, TGPL does not believe that the ultimate resolution of these pending regulatory and legal proceedings will have a material adverse effect on its financial position, results of operations or net cash flows.

   LONG-TERM GAS PURCHASE CONTRACTS. As discussed in Note J of the Notes to Financial Statements included in Item 8 herein, TGPL has long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose TGPL to financial risks pursuant to these contracts.

   Following is a summary of TGPL's estimated purchase commitments for the next five years and cumulative thereafter under gas purchase contracts that contain either fixed prices or variable prices that are at a significant premium to the estimated market price.

                                                           Total Dollar
Estimated Purchase Commitments (1)                          Commitment
-------------------------------                            -----------
                                                          (In millions)
1995   . . . . . . . . . . . . . . . . . . . . . . . .    $     77.2
1996   . . . . . . . . . . . . . . . . . . . . . . . .          35.5
1997   . . . . . . . . . . . . . . . . . . . . . . . .          34.8
1998   . . . . . . . . . . . . . . . . . . . . . . . .           6.9
1999   . . . . . . . . . . . . . . . . . . . . . . . .           6.3
Cumulative thereafter  . . . . . . . . . . . . . . . .          19.5

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

       TGPL's gas supply purchase contracts are structured in a variety of ways. While many contracts still contain minimum purchase take-or-pay volume provisions, others stipulate the availability of gas for purchase but contain no minimum purchase requirements. Currently, approximately 82% of TGPL's portfolio is variable priced relative to the spot market which results in a price that is competitive in the natural gas market. Approximately 17% of TGPL's portfolio is fixed priced or variable priced with a significant premium which can result in a price that is not competitive in the natural gas market. Less than 1% of the portfolio is tied to the fuel oil market.

       Pursuant to a settlement that TGPL has with all its sales customers, TGPL has in place a gas inventory charge (GIC) which, although no assurances can be given, TGPL believes will be adequate to enable full recovery of its above-spot-market gas costs. Through an agency agreement with TGPL, TGMC has assumed management of TGPL's merchant sales service and, as TGPL's agent, is at risk for any above-spot-market gas costs that it may incur in excess of the amounts recovered under the GIC.

       TGPL does not believe that the financial risk associated with long-term gas purchase contracts will have a material adverse effect on its financial position, results of operations or net cash flows.

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

CONCLUSION

       Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Transco or advances or capital contributions from Transco or Williams, will provide TGPL with sufficient liquidity to meet its capital requirements. If necessary, TGPL also expects to be able to access public and private capital markets to finance its capital requirements.

                             RESULTS OF OPERATIONS

       The table below shows the results of operations of TGPL for the years 1994, 1993 and 1992, the effects of certain selected items that have impacted those results and references to discussions of those selected items in the Notes to Financial Statements.

                                                       1994           1993           1992
                                                     ----------    -----------   -----------
                                                                  (In millions)
Net Income Before Selected Items  . . . . . . .     $    108.5    $      99.6    $      84.4
Write-off of note receivable (Note J) . . . . .              -     (     12.5)             -
Federal tax rate increase (Note I)  . . . . . .              -     (      1.0)             -
FERC Order 94 Reserve (Note C)  . . . . . . . .      (     3.7)             -              -
Provision for Challenger Settlement (Note D)  .              -              -     (     19.5)
                                                     ----------    -----------    -----------

Net Income  . . . . . . . . . . . . . . . . . .     $    104.8    $      86.1    $      64.9
                                                     ==========    ===========    ===========

         In January 1993, upon FERC approval, Transco realigned its gas marketing businesses under the common management of TGMC. TGMC, through an agency agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL. The financial performance of TGPL's sales service, both merchant and non-merchant, is discussed separately in the following discussion.

1994 COMPARED TO 1993

        NET AND OPERATING INCOME. TGPL's net income for 1994 was $18.7 million higher than 1993. Selected items affecting the results for 1994 include a reserve for refunds of certain FERC Order 94 production-related costs and selected items affecting the results for 1993 include a write-off of a note receivable from TGPL's prior sale of an interest in a gas field and related gas processing plant. Excluding the net income impact of the selected items shown in the table above, TGPL's net income was higher by

$8.9 million, due primarily to higher net revenues of $19.9 million (net of the related cost of sales and transportation) and lower dividends on preferred stock of $2.2 million, partly offset by higher operation and maintenance expenses of $14.3 million. Operating income for 1994 was $224.5 million ($230.5 million excluding the selected item), compared to operating income of $203.1 million ($223.2 million excluding the selected item) for 1993. This $7.3 million increase, excluding the selected items, was primarily due to higher net revenues of $19.9 million, partly offset by higher operation and maintenance expenses of $14.3 million.

        The acquisition of Transco by Williams will be accounted for using the purchase method of accounting. Accordingly, upon completion of the Merger, the purchase price will be allocated to the net assets acquired, including the net assets of TGPL. Current FERC policy does not permit TGPL to recover through its rates amounts in excess of the original cost of its regulated facilities. As a result, absent any offsetting effects of the acquisition, future amortization of purchase price amounts allocated to TGPL in excess of the current book value of TGPL's net assets could cause TGPL's operating income in 1995 to be lower than 1994.

        As shown on the table below, pretax net interest expense for 1994 was $3.9 million lower than 1993, primarily due to the lower interest on long-term debt and higher interest income in 1994 compared to 1993.

                                                       1994           1993           1992
                                                    -----------   ------------   -----------
                                                                  (In millions)
Interest expense relating to:
  Long-term debt  . . . . . . . . . . . . . . .     $     54.1    $     55.9     $      61.4
  Transition Cost proceeding  . . . . . . . . .              -             -             0.8
  Rate refunds  . . . . . . . . . . . . . . . .            4.6           5.1             3.2
  Other . . . . . . . . . . . . . . . . . . . .            0.6           1.5             7.3
                                                    -----------   ------------   -----------
     Total interest expense . . . . . . . . . .           59.3          62.5            72.7
  Interest income . . . . . . . . . . . . . . .           (6.7)         (5.1)           (3.5)
  AFUDC . . . . . . . . . . . . . . . . . . . .           (4.2)         (5.1)              -
                                                    -----------   ------------   -----------
Net interest expense  . . . . . . . . . . . . .     $     48.4    $     52.3     $      69.2
                                                    ===========   ============   ===========

       TRANSPORTATION SERVICES. TGPL's operating revenues, excluding sales and storage services, decreased $6 million to $688 million for 1994, when compared to 1993. However, exclusive of the producer settlement surcharge discussed below, transportation revenues increased $20 million reflecting an increase of $10 million due to increased throughput on the Mobile Bay lateral as a result of the change from interruptible transportation to firm transportation combined with additional demand revenues of $7 million from Phases I and II of the Eminence storage field expansion project. Other revenues increased $4 million, primarily due to higher transportation of liquid and liquefiable hydrocarbons. Transportation revenues also include a decrease of $29 million due to lower transportation rates resulting from the elimination of the producer settlement surcharge, which expired on May 31, 1993, although the decrease had no effect on

TGPL's operating or net income variances when compared with the prior year since it was offset by corresponding variances in the cost of transportation.

        Excluding the pretax effects of the selected items in 1994 and 1993 and the cost of sales and transportation of $871 million for 1994 and $822 million for 1993, TGPL's operating expenses increased approximately $13 million over 1993. The increase for the year was primarily due to higher costs for platform rental space ($4 million) and labor ($6 million), partly offset by lower costs for postretirement benefits other than pensions ($3 million).

        As shown in the table below, TGPL's total market-area deliveries for 1994 were 16.9 Bcf higher than 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with higher firm throughput during the summer period due to implementation of capacity release programs pursuant to Order 636. The production-area deliveries for 1994 increased 7.5 Bcf, or 4%, when compared to 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a SFV rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries had no significant impact on operating income; however, these increases show the strength of the TGPL franchise.

TGPL System Deliveries (Bcf)                                     1994        1993         1992
-----------------------------                                 ----------  ----------   ----------
Market-area deliveries:
  Long-haul transportation  . . . . . . . . . . . . . . .        777.3        823.9        821.8
  Market-area transportation  . . . . . . . . . . . . . .        437.9        374.4        379.8
                                                              ----------  ----------   ----------
    Total market-area deliveries  . . . . . . . . . . . .      1,215.2      1,198.3      1,201.6
Production-area transportation  . . . . . . . . . . . . .        178.7        171.2        199.3
                                                              ----------  ----------   ----------
Total system deliveries . . . . . . . . . . . . . . . . .      1,393.9      1,369.5      1,400.9
                                                              ==========  ==========   ==========


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

        On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current settlement rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL was appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). TGPL appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for TGPL, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop TGPL's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. Accordingly, the D.C. Circuit Court remanded the order to the FERC for further consideration. Although no assurances can be given, TGPL believes the final outcome of this issue will not have a material adverse effect on TGPL's financial position, results of operations, or net cash flows.

        On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) has filed a complaint requesting that the FERC initiate a proceeding under section 5 of the NGA to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. On November 28, 1994, TGPL filed an answer in response to the notice. In that answer, TGPL requested that the FERC defer action on Fina's complaint until June 1, 1995. TGPL advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, TGPL is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. TGPL stated that it anticipates that it will complete that evaluation on or before June 1, 1995, at which point TGPL will either submit a proposal to the FERC or will notify the FERC of its intentions. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on TGPL's financial position, results of operations or net cash flows.

            For a complete discussion of TGPL's regulatory matters, including rates, see Note C of the Notes to Financial Statements included in Item 8 herein.

        SALES SERVICES. TGPL makes jurisdictional merchant gas sales to customers through a FS program and an OFS program coupled with a firm transportation program as replacement for contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts. In addition, TGPL makes jurisdictional merchant sales through an IS program and a NS program.

        TGPL's operating revenues related to its sales service increased $73 million to $755 million for 1994, when compared to 1993. Of this increase $78 million was related to higher volumes sold through TGPL's jurisdictional merchant sales services and $22 million was related to the cash settlement of historical transportation imbalances, partly offset by a decrease in non-merchant sales revenues of $27 million related to TGPL's cash-out program for the settlement of current month transportation imbalances and the sale in 1993 of storage gas purchased for and sold to TGPL's customers. However, the increase in TGPL's non-merchant sales revenues had no impact on TGPL's operating or net income since these revenue variances were offset by corresponding variances in the cost of sales when compared to the prior year. TGPL's jurisdictional sales service also had no impact on TGPL's operating or net income in either 1994 or 1993. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant gas sales of TGPL.
Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. Consequently, TGPL's merchant gas sales service has no impact on its operating income or results of operations.

Gas Sales Volumes (Bcf)(1)                        1994          1993        1992
--------------------------                       -------      -------      -------
Long-term sales . . . . . . . . . . . . . . .      213.0        212.3        188.3
Short-term sales  . . . . . . . . . . . . . .      109.3         33.2         32.8
                                                 -------      -------      -------
   Total gas sales  . . . . . . . . . . . . .      322.3        245.5        221.1
                                                 =======      =======      =======

(1) Effective January 1993, TGMC, through an agency agreement with TGPL, assumed management of TGPL's merchant sales service.

        The issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving TGPL's implementation of Order 636. In the ALJ's initial decision on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

        For a complete discussion of TGPL's regulatory matters, including rates, see Note C of the Notes to Financial Statements included in Item 8 herein. For a discussion of TGPL's long-term gas purchase commitments see "Other Capital Requirements and Contingencies - Long-term gas purchase contracts" above.

        STORAGE SERVICES. TGPL's operating revenues for 1994 related to its storage services were comparable to those in 1993.

1993 COMPARED TO 1992

        NET AND OPERATING INCOME. TGPL's net income for 1993 was $21.2 million higher than 1992. However, excluding the net income impact of the selected items shown in the table above, TGPL's positive net income variance for 1993 compared to 1992 was $15.2 million. This increase was primarily due to cost control programs that resulted in maintaining operating expenses at levels provided in the new general rate case effective September 1, 1992, revenues of $14.2 million, net of related transportation expense, from new pipeline projects placed in service in 1993, lower interest expense of $10.3 million and higher allowance for funds used during construction of $5.1 million. Excluding the pretax effects of the selected items shown above, TGPL's positive operating income variance of $14.5 million was primarily due to the cost control programs and new pipeline projects discussed above.

        TRANSPORTATION SERVICES. TGPL's operating revenues, excluding sales and storage services, increased $95 million to $693 million in 1993 when compared to 1992, due primarily to the higher revenues of $40 million from Phase II of the TGPL/Texas Gas/CNG project placed in service in 1993 and increased revenues related to certain increased costs as provided by TGPL's rate filings. Effective September 1, 1992, TGPL placed new rates into effect, subject to refund, under its general rate case, Docket No. RP92-137. The rates for firm transportation service are based on a SFV rate design, under which all fixed costs allocated to firm transportation service, including return on equity and taxes, are included in a demand charge to customers. All variable costs are recovered through commodity rates. The pre-September 1, 1992 revenues were collected on rates under Docket No. RP90-8, which were based on the MFV rate design. Under the MFV rate design, all fixed costs, with the exception of equity return and income taxes, were included in the demand charge to customers and the equity return and income tax component were included as part of the volumetric charge to customers. The new rates in Docket No. RP92-137 are also based on a different mix and level of volumes than the Docket No. RP90-8 rates.

        Excluding the pretax effects of the selected items in the table above and the cost of sales and transportation of $822 million in 1993 and $604 million in 1992, TGPL's operating expenses for 1993 were approximately $32 million higher when compared to 1992. This increase in operating expenses for the year was primarily a result of the adoption, effective January 1, 1993, of the accrual basis of accounting for postretirement benefits other than pensions ($16 million) and higher depreciation ($5 million). However, these increases in operating expenses were fully recovered through increases in revenues in the new rates previously discussed. TGPL's other operating expenses were controlled to levels contained in its new general rate case effective September 1, 1992.

        SALES SERVICES. TGPL made jurisdictional merchant sales to customers through a FS program and an OFS program coupled with a firm transportation program as replacement for contract sales quantity. These programs gave customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts. In addition, TGPL made jurisdictional merchant sales through an IS program.

        TGPL's operating revenues related to its sales service increased $160 million to $682 million in 1993 when compared to 1992, primarily due to higher sales volumes and higher average prices. However, TGPL's sales service did not have a significant impact on TGPL's operating income or results of operations in either 1993 or 1992. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant gas sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business.

        STORAGE SERVICES. TGPL's operating revenues related to its storage services increased $9 million to $146 million in 1993 when compared to 1992, primarily due to additional revenues realized under the new rates effective September 1, 1992.

COMPETITION

        Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions.

        TGPL and its primary market-area competitors, Texas Eastern, Columbia, Southern Natural, Tennessee and Iroquois, implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in TGPL's production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC ALJ dealing with, among other things, TGPL's production-area rate design, concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the long-term competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

        TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets.

        Although a significant portion of TGPL's firm customers have relatively secure residential and commercial end-users, virtually all of TGPL's LDCs have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of TGPL's customer deliveries are at risk to such fuel switching; however, a recent survey of TGPL's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs will aggressively price their system transportation to stay competitive in alternate-fuel markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Transcontinental Gas Pipe Line Corporation:

     We have audited the accompanying balance sheet of Transcontinental Gas Pipe Line Corporation (a Delaware corporation and an indirect wholly-owned subsidiary of Transco Energy Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and premium on capital stock and other paid-in capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Gas Pipe Line Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

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

     TGPL's independent auditors, Arthur Andersen LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report that the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of TGPL in conformity with generally accepted accounting principles.

     The Audit Committee of the Board of Directors of Transco Energy Company (Transco), composed of three directors who are not employees of Transco, meets regularly with the independent auditors and management. The independent auditors have full and free access to the Audit Committee and meet with them, with and without management being present, to discuss the results of their audits and the quality of financial reporting.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 BALANCE SHEET
                                (NOTES B AND J)





                                                                            December 31,
                                                                   ------------------------------
                                                                       1994              1993
                                                                   ------------      ------------
                                                                           ($ thousands)
          ASSETS
Current Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,628     $      1,094
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .           7,218            7,348
  Receivables:
    Trade (Notes B and F)   . . . . . . . . . . . . . . . . . .          40,257           53,924
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          15,149           34,632
    Advances to Transco (Note A)    . . . . . . . . . . . . . .         115,974          133,304
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           5,707            4,625
  Transportation and exchange gas receivables:
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          18,882                -
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .          92,870           22,000
  Inventories:
    Gas in storage, at LIFO   . . . . . . . . . . . . . . . . .          19,010           32,555
    Materials and supplies, at average cost   . . . . . . . . .          42,747           44,755
    Gas available for customer nomination   . . . . . . . . . .           1,341            2,237
  Prepaid gas purchases   . . . . . . . . . . . . . . . . . . .           4,417            1,676
  Deferred income tax benefits (Note I)   . . . . . . . . . . .          34,578                -
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,426           22,063
                                                                   -------------    -------------
    Total current assets  . . . . . . . . . . . . . . . . . . .         424,204          360,213
                                                                   -------------    -------------

Property, Plant and Equipment, at cost:
  Natural gas transmission plant  . . . . . . . . . . . . . . .       4,340,912        4,223,501
  Less - Accumulated depreciation and amortization  . . . . . .       2,578,069        2,480,332
                                                                   -------------    -------------
    Total property, plant and equipment, net  . . . . . . . . .       1,762,843        1,743,169
                                                                   -------------    -------------

Other Assets:
    Transportation and exchange gas receivable:
      Affiliates  . . . . . . . . . . . . . . . . . . . . . . .               -           32,155
      Others  . . . . . . . . . . . . . . . . . . . . . . . . .               -           92,960
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          84,068           75,728
                                                                   -------------    -------------
       Total other assets   . . . . . . . . . . . . . . . . . .          84,068          200,843
                                                                   -------------    -------------

                                                                   $  2,271,115     $  2,304,225
                                                                   ============     ============


      The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 BALANCE SHEET
                                (NOTES B AND J)

                                                                            December 31,
                                                                     ----------------------------
                                                                       1994              1993
                                                                    ------------     ------------
                                                                           ($ thousands)
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Payables:
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .    $    109,176     $    135,231
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          28,286           26,743
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          32,745           36,554
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . .             731            1,107
  Transportation and exchange gas payable:
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           2,687                -
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .          47,218           12,000
  Accrued liabilities:
    Federal income taxes  . . . . . . . . . . . . . . . . . . .           6,494            4,847
    Other taxes   . . . . . . . . . . . . . . . . . . . . . . .          11,299            9,736
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .          15,396           15,357
    Employee benefits (Note H)  . . . . . . . . . . . . . . . .          24,122           20,341
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          25,758           22,864
  Reserve for producer settlements, legal and regulatory
    issues (Notes C and D)  . . . . . . . . . . . . . . . . . .           1,466            5,240
  Reserve for rate refunds (Note C)   . . . . . . . . . . . . .          68,862          141,270
  Deferred income taxes (Note I)  . . . . . . . . . . . . . . .               -            1,452
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,040           16,162
                                                                   -------------    -------------
    Total current liabilities   . . . . . . . . . . . . . . . .         388,280          448,904
                                                                   -------------    -------------

Long-Term Debt, less current maturities (Note F)  . . . . . . .         644,238          643,799
                                                                   -------------    -------------

Other Liabilities and Deferred Credits:
  Income taxes (Note I)   . . . . . . . . . . . . . . . . . . .         302,846          279,303
  Income taxes refundable to customers (Note B)   . . . . . . .           8,781           19,148
  Transportation and exchange gas payable:
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .               -              726
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .               -           64,976
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,768           64,888
                                                                   -------------    -------------
    Total other liabilities and deferred credits  . . . . . . .         374,395          429,041
                                                                   -------------    -------------

Commitments and contingencies (Notes C, D, E and F)

Cumulative Redeemable Preferred Stock, without par value: (Note G)
  Authorized 10,000,000 shares:
    Stated value $100 per share, issued and outstanding
    497,444 and 757,427 shares in 1994 and 1993,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .          49,744           75,743
  Less - Issue expense  . . . . . . . . . . . . . . . . . . . .             369              552
                                                                   -------------    -------------
    Total preferred stock . . . . . . . . . . . . . . . . . . .          49,375           75,191
                                                                   -------------    -------------

Cumulative Redeemable Second Preferred Stock,
  without par value: (Note G)
    Authorized 2,000,000 shares: none issued or outstanding   .               -                -
                                                                   -------------    -------------
Common Stockholder's Equity:
  Common Stock $1.00 par value:
    100 shares authorized, issued and outstanding . . . . . . .               -                -
  Premium on capital stock and other paid-in capital  . . . . .         285,792          283,037
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .         529,035          424,253
                                                                   -------------    -------------
    Total common stockholder's equity   . . . . . . . . . . . .         814,827          707,290
                                                                   -------------    -------------

                                                                   $  2,271,115     $  2,304,225
                                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                              STATEMENT OF INCOME
                                    (NOTE B)




                                                             Years Ended December 31,
                                                  ----------------------------------------------
                                                      1994              1993             1992
                                                  ------------      ------------    ------------
                                                                   ($ thousands)
Operating Revenues:
  Natural gas sales   . . . . . . . . . . . .    $    754,984      $    681,839     $    522,037
  Natural gas transportation  . . . . . . . .         678,561           687,808          592,422
  Natural gas storage   . . . . . . . . . . .         148,290           146,416          137,292
  Other   . . . . . . . . . . . . . . . . . .           9,127             5,470            5,446
                                                  ------------     ------------     ------------
    Total operating revenues  . . . . . . . .       1,590,962         1,521,533        1,257,197
                                                  ------------     ------------     ------------
Operating Costs and Expenses:
  Cost of natural gas sales   . . . . . . . .         752,495           681,482          508,068
  Cost of natural gas transportation  . . . .         118,865           140,358           93,772
  Operation and maintenance   . . . . . . . .         190,501           176,171          183,134
  Administrative and general  . . . . . . . .         146,740           148,186          119,669
  Depreciation and amortization   . . . . . .         120,797           119,495          114,145
  Taxes - other than income taxes   . . . . .          31,061            32,593           29,669
  Provision for producer settlements, legal
    and regulatory issues (Notes C and D)   .           6,000                 -           31,000
  Write-off of note receivable (Note J)   . .               -            20,125                -
                                                  ------------     ------------     ------------
    Total operating costs and expenses  . . .       1,366,459         1,318,410        1,079,457
                                                  ------------     ------------     ------------
Operating Income  . . . . . . . . . . . . . .         224,503           203,123          177,740
                                                  ------------     ------------     ------------
Other (Income) and Other Deductions:
  Interest expense  - affiliates  . . . . . .               -               221            2,216
                    - other . . . . . . . . .          59,327            62,247           70,511
  Interest income   - affiliates  . . . . . .     (     6,122)      (     3,177)     (       191)
                    - other . . . . . . . . .     (       567)      (     1,928)     (     3,328)
  Allowance for equity and borrowed funds
    used during construction  . . . . . . . .     (     4,184)      (     5,126)              16
  Miscellaneous other (income) and  . . . . .
    deductions, net . . . . . . . . . . . . .           7,590             7,320              994
                                                  ------------      ------------     ------------
    Total other (income) and other deductions .        56,044            59,557           70,218
                                                  ------------      ------------     ------------

Income Before Income Taxes  . . . . . . . . .         168,459           143,566          107,522

Provision for Income Taxes (Note I) . . . . .          57,733            49,341           33,979
                                                  ------------      ------------     ------------
Net Income  . . . . . . . . . . . . . . . . .         110,726            94,225           73,543

Dividends on Preferred Stock  . . . . . . . .           5,944             8,107            8,639
                                                  ------------      ------------     ------------

Common Stock Equity in Net Income . . . . . .    $    104,782      $     86,118     $     64,904
                                                 =============     ============     ============


The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 STATEMENT OF RETAINED EARNINGS AND PREMIUM ON
                    CAPITAL STOCK AND OTHER PAID-IN CAPITAL




                                                             Years Ended December 31,
                                                  -----------------------------------------------
                                                     1994              1993              1992
                                                  ------------      ------------    -------------
                                                                   ($ thousands)
Retained Earnings:
  Balance at beginning of period  . . . . . .    $    424,253      $    338,135     $    273,231
  Add (deduct):
    Net income    . . . . . . . . . . . . . .         110,726            94,225           73,543
    Dividends on preferred stock    . . . . .     (     5,944)      (     8,107)     (     8,639)
                                                 -------------     ------------     ------------

  Balance at end of period  . . . . . . . . .    $    529,035      $    424,253     $    338,135
                                                 ============      ============     ============

Premium on Capital Stock and Other
 Paid-in Capital:
  Balance at beginning of period  . . . . . .    $    283,037      $    280,600     $    152,370
  Add (deduct):
    Tran$tock contribution  . . . . . . . . .           2,901             2,227            2,253
    Capital contribution  . . . . . . . . . .              37               393          126,048
    Loss on reacquired preferred
      stock, net  . . . . . . . . . . . . . .     (       183)      (       183)     (        71)
                                                 -------------     ------------     ------------

   Balance at end of period . . . . . . . . .    $    285,792      $    283,037     $    280,600
                                                 ============      ============     ============


The accompanying notes are an integral part of these financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                            STATEMENT OF CASH FLOWS
                                   (NOTE B)

                                                                                          Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   1994             1993             1992
                                                                              --------------    -------------   --------------
                                                                                               ($ thousands)
          Cash flows from operating activities:

            Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $     110,726     $     94,225    $      73,543
            Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
              Depreciation and amortization . . . . . . . . . . . . . . . .         134,363          133,202          128,275
              Deferred income taxes (Note I)  . . . . . . . . . . . . . . .    (     24,466)           4,788     (     22,545)
              Allowance for equity funds used during construction
              (AFUDC) . . . . . . . . . . . . . . . . . . . . . . . . . . .    (      3,410)     (     2,801)    (      1,999)
              Provision for producer settlements, legal and regulatory
              issues (Notes C and D)  . . . . . . . . . . . . . . . . . . .          6,000                -           31,000
              Write-off of note receivable (Note J) . . . . . . . . . . . .               -           20,125                -
              Tran$tock compensation expense (Note H) . . . . . . . . . . .           2,901            2,227            2,253
              Transition Cost refund (Note C) . . . . . . . . . . . . . . .               -                -     (     74,104)
              Nonrecoverable producer settlements . . . . . . . . . . . . .               -      (    31,600)    (     66,160)
              Changes in operating assets and liabilities:
                Deposits  . . . . . . . . . . . . . . . . . . . . . . . . .             131      (       997)    (      4,720)
                Receivables . . . . . . . . . . . . . . . . . . . . . . . .          32,067      (    28,884)           7,150
                Transportation and exchange gas receivable  . . . . . . . .          35,363           45,308     (     35,706)
                Inventories . . . . . . . . . . . . . . . . . . . . . . . .          16,448      (     8,105)    (      2,920)
                Prepaid gas purchases . . . . . . . . . . . . . . . . . . .    (      2,741)     (       998)           7,729
                Deferred gas costs  . . . . . . . . . . . . . . . . . . . .               -               -             3,618
                Payables  . . . . . . . . . . . . . . . . . . . . . . . . .    (     30,836)          15,497           41,815
                Transportation and exchange gas payable . . . . . . . . . .    (     27,798)     (    56,428)          11,557
                Accrued liabilities . . . . . . . . . . . . . . . . . . . .           7,527      (     1,896)    (     35,555)
                Reserve for rate refunds  . . . . . . . . . . . . . . . . .    (     78,408)          93,357     (     52,579)
                Other, net  . . . . . . . . . . . . . . . . . . . . . . . .    (     16,072)     (    17,671)    (      6,716)
                                                                              --------------    -------------   --------------
                  Net cash provided by operating activities . . . . . . . .         161,795          259,349            3,936
                                                                              --------------    -------------   --------------

          Cash flows from financing activities:  (Notes F and G)
            Additions to long-term debt . . . . . . . . . . . . . . . . . .               -                -          125,000
            Retirement of long-term debt and capital lease obligations  . .               -      (    29,856)    (    200,300)
            Retirement of preferred stock . . . . . . . . . . . . . . . . .    (     25,999)     (    25,998)    (      4,312)
            Advances from Transco (Note A)  . . . . . . . . . . . . . . . .               -          245,926        1,384,263
            Retirement of advances from Transco (Note A)  . . . . . . . . .               -      (   245,926)    (  1,384,263)
            Capital contribution by parent  . . . . . . . . . . . . . . . .               -               -           126,048
            Dividends on preferred stock  . . . . . . . . . . . . . . . . .    (      6,320)     (     8,483)    (      8,703)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .               -      (     2,161)    (        300)
                                                                              --------------    -------------   --------------
                  Net cash provided by (used in) financing activities . . .    (     32,319)     (    66,498)          37,433
                                                                              --------------    -------------   --------------

          Cash flows from investing activities:
            Property, plant and equipment, net of equity AFUDC  . . . . . .    (    143,440)     (   110,227)    (    115,685)
            Recovery of producer settlements  . . . . . . . . . . . . . . .               -           30,412           53,175
            Net proceeds from sale of assets  . . . . . . . . . . . . . . .               -                -            4,293
            Advances to Transco (Note A)  . . . . . . . . . . . . . . . . .    (  1,655,666)     ( 1,308,557)    (    215,911)
            Retirement of advances to Transco (Note A)  . . . . . . . . . .       1,672,997        1,189,753          204,607
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .    (      2,833)           5,603            5,483
                                                                              --------------    -------------   --------------
                  Net cash used in investing activities . . . . . . . . . .    (    128,942)     (   193,016)    (     64,038)
                                                                              --------------    -------------   --------------
          Net increase (decrease) in cash and cash equivalents  . . . . . .             534      (       165)    (     22,669)
          Cash and cash equivalents at beginning of period  . . . . . . . .           1,094            1,259           23,928
                                                                              --------------    -------------   --------------
          Cash and cash equivalents at end of period  . . . . . . . . . . .   $       1,628     $      1,094    $       1,259
                                                                              ==============    =============   ==============

          Supplemental disclosures of cash flow information:
            Cash paid during the year for:
              Interest (net of amount capitalized)  . . . . . . . . . . . .   $      59,485     $     61,275    $     116,076
              Income taxes, net . . . . . . . . . . . . . . . . . . . . . .          31,105           94,147           66,704


      The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

A.   Corporate Structure and Control  . . . . . . . . . . . . . . . . . . . .   38
B.   Summary of Significant Accounting Policies   . . . . . . . . . . . . . .   40
C.   Regulatory Matters   . . . . . . . . . . . . . . . . . . . . . . . . . .   42
D.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   46
E.   Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . . .   50
F.   Financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53
G.   Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   55
H.   Employee Benefit Plans   . . . . . . . . . . . . . . . . . . . . . . . .   55
I.   Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60
J.   Commitments and Contingencies  . . . . . . . . . . . . . . . . . . . . .   61
K.   Fair Value of Financial Instruments  . . . . . . . . . . . . . . . . . .   64
L.   Transactions with Major Customers and Affiliates   . . . . . . . . . . .   64
M.   Quarterly Information (Unaudited)  . . . . . . . . . . . . . . . . . . .   67

                      A.  CORPORATE STRUCTURE AND CONTROL

     Transcontinental Gas Pipe Line Corporation (TGPL) is a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company and, as used herein, the term "Transco" refers to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires.

     On December 12, 1994, Transco and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams agreed to commence a cash tender offer to acquire up to 24.6 million shares, or approximately 60% of the outstanding shares of Transco's common stock for $17.50 per share. The cash tender offer would be followed by a stock merger (Merger) in which each share of Transco common stock not purchased in the tender offer would be exchanged for 0.625 of a share of Williams' common stock. The Merger Agreement was approved by both Transco and Williams' boards of directors on December 11, 1994.

     The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7% of the outstanding shares of Transco's common stock were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. The remainder of the outstanding shares of Transco's common stock will be converted to Williams' common stock upon majority approval by Transco's stockholders. The conversion will occur at the effective date of the Merger, which is expected to be in April 1995.

     Williams has stated that it intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams all of Transco's interests in its principal operating subsidiaries, TGPL, Texas Gas Transmission Corporation (Texas Gas) and Transco Gas Marketing Company (TGMC) (the dividends collectively, the Operating Company Dividends).

     The accompanying financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price that will be recorded by Williams as a result of the Merger.

     As a subsidiary of Transco, TGPL engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, TGPL has made interest-bearing advances to Transco and received interest-bearing advances and capital contributions from Transco. These advances are represented by demand notes. TGPL currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Balance Sheet. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A.

     TGPL's Board of Directors declared no common stock dividends in 1994, 1993 or 1992.

     Prior to 1993, TGPL was responsible for all jurisdictional gas sales to its pipeline customers. After Federal Energy Regulatory Commission (FERC) approval in January 1993, Transco realigned its gas marketing businesses under the common management of TGMC to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant gas sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. For the years ended December 31, 1994 and 1993, included in TGPL's cost of sales is $24.4 million and $25.1 million, respectively, representing agency fees billed by TGMC under this agreement. Consequently, TGPL's merchant gas sales service has had no impact on its operating income or results of operations.

     Pursuant to a settlement that TGPL has with all its sales customers, TGPL has in place a gas inventory charge (GIC) designed to allow TGPL to recover its above-spot-market gas cost through March 31, 2001. TGPL believes that the GIC agreed to with its customers will be adequate to enable full recovery of its above-spot-market gas costs. Through an agency agreement with TGPL, TGMC has assumed management of TGPL's jurisdictional merchant gas sales service and, as TGPL's agent, is at risk for any above-spot-market gas costs it may incur in excess of the amounts recovered under the GIC.

                 B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEPRECIATION AND AMORTIZATION. Depreciation rates used for major regulated gas plant facilities at year-end 1994, 1993 and 1992 were:

     Category of Property                              1994           1993           1992
     ------------------                           ------------    -----------    -----------
     Gathering facilities . . . . . . . . . . .           6.22%          6.22%          6.22%
     Storage facilities . . . . . . . . . . . .           2.50%          2.50%          2.50%
     Onshore transmission facilities  . . . . .           2.65%    2.50%-2.65%          2.50%
     Offshore transmission facilities . . . . .     3.75%-7.78%    3.75%-7.78%    3.75%-7.78%

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

     ALLOWANCES FOR DOUBTFUL RECEIVABLES. Due to its customer base, TGPL has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1994 and 1993, TGPL had no allowance for doubtful accounts.

     CASH FLOWS FROM OPERATING ACTIVITIES. TGPL uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. TGPL includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

     RESTRICTED DEPOSITS. At both December 31, 1994 and 1993, TGPL had approximately $7 million of restricted deposits that are classified on the accompanying Balance Sheet in current assets as deposits. These restricted deposits serve as collateral for various standby letters of credit, regulatory trusts and legal proceedings.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $0.8 million, $2.3 million and $(2.0) million for 1994, 1993 and 1992, respectively. The negative 1992 amount reflects a reversal of $3.9 million of AFUDC, which was recorded in prior years, as a result of a FERC audit adjustment. A reserve for this adjustment was recorded in miscellaneous other income and deductions in 1991. The allowance for equity funds was $3.4 million, $2.8 million and $2.0 million for 1994, 1993 and 1992, respectively.

     GAS IN STORAGE. TGPL utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The current replacement cost of the inventory gas in storage at December 31, 1994 and 1993 was $40 million and $58 million, respectively.

     GAS IMBALANCES. In the course of providing transportation services to customers, TGPL may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, TGPL transports gas on various pipeline systems which may deliver different quantities of gas on behalf of TGPL than the quantities of gas received from TGPL. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Balance Sheet. Imbalances have become of greater significance to the pipeline industry generally, since the implementation of open access transportation by the FERC in 1985, as a result of the substantial increase in the number of shippers on pipeline systems. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. TGPL's rate structure includes a method whereby most imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas in the future upon agreements of allocation and as permitted by operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1994.

     DERIVATIVE FINANCIAL INSTRUMENTS. TGPL, through TGMC as its agent, is a party to various futures contracts and option and commodity price swap agreements used to manage price volatility in its natural gas marketing activities which are related to TGMC's management of TGPL's jurisdictional merchant sales service. See Note J for a discussion of TGPL's accounting policy for the recognition of gains and losses in connection with these financial instruments.

     RECLASSIFICATIONS. Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the 1994 presentation.

                             C. REGULATORY MATTERS

     RATE MATTERS. On March 2, 1992, TGPL filed with the FERC a general rate case (Docket No. RP92-137). The general rate filing proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to TGPL's markets since its last general rate filing, and increased cost of capital. The filing also included a change to straight-fixed-variable (SFV) rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect, subject to refund.

     On May 3, 1993, TGPL filed with the FERC an Offer of Settlement (the Settlement) with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolves all issues in Docket No. RP92-137 except (i) issues relating to TGPL's rate of return, (see discussion below), and (ii) the issue of the appropriate load factor for the design of TGPL's interruptible rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only (see Order 636 discussion for additional issues referred to this hearing). In addition, in the Settlement TGPL agreed to file a new general section 4 rate case to be effective no later than September 1, 1995. The Settlement became effective on April 1, 1994. One party has appealed the FERC's orders related to the Settlement to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). Through January 31, 1995, TGPL made partial refunds of approximately $150 million, including interest, under Docket No. RP92-137. An additional refund of approximately $24 million, including interest, is expected to be made during the first quarter of 1995. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which, excluding the remanded proceedings with respect to TGPL's rate of return, it believes is adequate for any additional refunds that may be required under Docket No. RP92-137.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current settlement rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL was appealed to the D.C. Circuit Court. TGPL appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for TGPL, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop TGPL's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. Accordingly, the D.C. Circuit Court remanded the order to the FERC for further consideration. Although no assurances can be given, TGPL believes that the final resolution of this rate of return issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

     As discussed below, the issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving TGPL's implementation of Order 636. In the Administrative Law Judge's (ALJ) initial decision on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

     On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) has filed a complaint requesting that the FERC initiate a proceeding under section 5 of the Natural Gas Act of 1938 (NGA) to investigate the functionalization of TGPL's production-area facilities.
Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. On November 28, 1994, TGPL filed an answer in response to the notice. In that answer, TGPL requested that the FERC defer action on Fina's complaint until June 1, 1995. TGPL advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, TGPL is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. TGPL stated that it anticipates that it will complete that evaluation on or before June 1, 1995, at which point TGPL would either submit a proposal to the FERC or will notify the FERC of its intentions. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on its financial position, results of operations or net cash flows.

         ORDER 636. On November 1, 1993, TGPL implemented Order 636. Prior to its implementation of Order 636, TGPL received orders from the FERC which, among other things, (i) required TGPL to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted TGPL's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted TGPL from having to reflect Mobile Bay transportation volumes and related revenues in a separate interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by TGPL and its sales customers resolving certain sales service issues and mooting potential issues regarding TGPL's recovery of gas supply realignment (GSR) costs associated with TGPL's firm sales service, and (iv) referred to the hearing in Docket No. RP92-137 the following issues:
TGPL's limited section 4 filing with the FERC relating to TGPL's production-area rate design, the allocation of certain costs to TGPL's merchant sales service, TGPL's use of a system-wide cost of service and the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area. Any changes in TGPL's rates or services resulting from this hearing would have a prospective effect only.

         Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant.

         TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. On February 13, 1995, the D.C. Circuit Court issued an order holding all appeals of restructuring orders arising out of Order 636 in abeyance until the court renders an opinion in the appeals of Order 636. Among the issues raised by the parties are whether the separately stated gathering rates charged by TGPL should be subject to refund and issues related to TGPL's storage tracker authority.

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

         TGPL expects that any Order 636 transition costs incurred should be recovered from its customers subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

         ORDER 94-A. In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including TGPL, to direct bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to direct bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

         TGPL's Rate Settlement and GIC Docket No. RP90-8 Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, TGPL and Columbia filed with the FERC for approval a letter agreement in which TGPL agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between TGPL and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 26 settlement and requiring TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia. The order does not require TGPL to pay any interest on the principal amount refunded to Columbia. TGPL has filed with the FERC a request for an extension of time to make the refund. The FERC has granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. TGPL has filed for rehearing of the FERC's February 13 order. Columbia has also filed for rehearing of the February 13 order asking that the FERC require that TGPL pay interest on the refund of the Order 94-A amounts. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

         Although no assurances can be given, TGPL believes that the final resolution of the recovery of production-related costs will not have a material adverse effect on its financial position, results of operations or net cash flows.

                              D. LEGAL PROCEEDINGS

         PRODUCER CONTRACT LITIGATION. In TGPL's only remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. In October 1992, the Federal District Court issued an order granting TGPL's motion for summary judgement on the antitrust claims and in June 1993, the Federal District Court issued an order granting TGPL's motion for summary judgement on all remaining claims. The producer appealed to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In July 1994, the Fifth Circuit Court affirmed the judgement of the Federal District Court dismissing the producer's claims in all respects and denied the producer's petition for rehearing. The producer filed no further appeal.

         On May 7, 1992, TGPL and Challenger Minerals Inc. (Challenger) entered into a Settlement Agreement to settle all matters in controversy between them, including, but not limited to, all claims and causes of action which were asserted or which might have been asserted in the lawsuit. In settling this litigation, TGPL agreed to provide shares of Transco common stock with a market value of $15 million to Challenger in 1994 and, in connection with such agreement, placed 1,500,000 shares of Transco common stock in escrow. The number of shares ultimately released to Challenger was to be determined by dividing $15 million by Transco's average common stock price during January 1994, subject to certain adjustments, with Challenger receiving a minimum of 750,000 shares. In February 1994, 1,017,771 shares of Transco common stock were released to Challenger from escrow and the remainder of the shares were returned to Transco, who recorded such shares as treasury stock.

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

         On September 8, 1992, Dakota and the United States Department of Justice on behalf of the Department of Energy (DOJ) filed a Third Amended Complaint in the U.S. District Court in North Dakota naming as defendants in the suit, in addition to TGPL and the other pipelines, Transco and Transco Coal Gas Company, the subsidiary of Transco that was the partner in Great Plains Gasification Associates (Partnership), the partnership that originally constructed the Plant. In addition, Dakota and DOJ named as defendants all of the other partners in the Partnership and each of the parent companies of these entities. In the Third Amended Complaint, Dakota and DOJ charged: (i) the pipeline defendants with breach of contract for failure to pay for volumes of gas tendered but not taken, for underpayment for gas purchased and for failure to pay for transportation services; (ii) all defendants with breach of representations and warranties, misrepresentation and breach of an implied covenant of good faith and fair dealing; and (iii) all parent company defendants and the affiliated partner defendants of each of the pipeline defendants with intentional interference with contractual relations. Dakota and DOJ are seeking declaratory and injunctive relief; the recovery of damages, alleging that the four pipeline defendants have underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services; and costs and expenses, including attorney's fees. On October 30, 1992, Dakota invoiced TGPL $70.5 million for "all synthetic gas costs" Dakota claims are due from TGPL. Because the proper gas price under TGPL's gas purchase contract with Dakota is derived from a formula involving the weighted average prices paid for certain natural gas purchased by TGPL, and is further the average of each of such prices calculated for each of the four pipeline purchasers, it is not feasible at this time for TGPL to determine if it, in fact, has underpaid for gas.

         On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non- appealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement.
On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. On October 18, 1994, the FERC issued an order consolidating TGPL's petition with the petitions filed by the other three pipeline companies and setting the matter for hearing before an ALJ. The hearing will be limited to the issues of (i) whether the revised agreements are prudent, and (ii) the level of Dakota costs to be recovered in the proceeding. The FERC directed the ALJ to issue an initial decision by December 31, 1995 in order that final FERC approval may take place by December 31, 1996. On November 7, 1994, the ALJ convened a prehearing conference and adopted a procedural schedule to govern the hearing. Under that procedural schedule, the hearing is scheduled to commence on June 20, 1995. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit.

         Although no assurances can be given, TGPL and Transco believe that TGPL has substantially complied with its obligation under the contracts with Dakota and that Transco and Transco Coal Gas Company have not breached representations, warranties or implied covenants and have not intentionally interfered with the parties' contractual relations. Although no assurances can be given, TGPL does not believe that the ultimate resolution of this litigation, whether settled or not, will have a material adverse effect on its financial position, results of operations or net cash flows.

         ROYALTY CLAIMS. In connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the Fifth Circuit and the Louisiana Supreme Court, with respect to the same litigation in applying Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. Thereafter, the State Mineral Board of Louisiana passed a resolution directing the state's lessees to pay to the state royalties on gas contract settlement payments. As a result of these and related developments, TGPL has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against TGPL pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and TGPL.

         In October 1991, a lawsuit was filed in the 32nd Judicial District Court for the Parish of Terrebonne, State of Louisiana (Betty Duplantis Brown, et al vs. Mobil Oil Exploration and Producing U.S. Inc., et al (Duplantis)), in which royalty owners alleged that they were third party beneficiaries of the original gas purchase contract between TGPL and the producers and that the settlement agreement entered into between TGPL and such producers is not valid without the royalty owners' consent. Additionally, in a separate lawsuit consolidated with the Duplantis lawsuit, allegations were made that Transco Exploration Company (TXC) and TXP Operating Company (TXPO) and other defendant-producers were entitled to make claims for breach of gas purchase contracts but failed to either make claims or receive compensation for such breaches. On October 6, 1994, all parties in the Duplantis lawsuit, including TXC and TXPO, reached a settlement in principle, which closed on January 20, 1995. TXC and TXPO paid, in total, approximately $2.5 million, which represents TXC and TXPO's portion of an $8.4 million settlement to be paid by all of the defendant-producers. The settlement also released TGPL from any liability to the plaintiffs and the defendant-producers.

         In December 1992, a lawsuit was filed in the United States District Court for the Southern District of Texas (Vaquillas Ranch Company, Ltd., et al vs. Texaco Exploration and Production, Inc. (Vaquillas Ranch)) in which royalty owners have made allegations against the producer for breach of express obligations under the leases; breach of the covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In August 1993, a lawsuit was filed in the United States District Court for the Southern District of Texas (Floyd C. Billings, et al vs. Texaco Exploration and Production Inc., et al (Billings)), in which the royalty owners' claims are virtually identical to the ones made in the Vaquillas Ranch lawsuit. However, the royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. In addition, in the Billings lawsuit the royalty owners have sued the parent and an affiliate of the producer and TGPL for allegedly conspiring to tortiously interfere with their lease. The producer defendants in each of the Billings and Vaquillas Ranch lawsuits have cross-claimed against TGPL. While the two complaints do not specify monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million. Both the Vaquillas Ranch and the Billings lawsuits have been remanded to state court.
No trial dates have been set.

         On July 5, 1994, the plaintiffs in the Vaquillas Ranch lawsuit filed a separate lawsuit in the 111th Judicial District Court of Webb County, Texas (Vaquillas Ranch Company, Ltd., et al vs. Transcontinental Gas Pipe Line Corporation and Transco Gas Supply Company) in which the plaintiffs contend that TGPL tortiously interfered with the plaintiffs' lease by inducing the producer to enter into certain agreements that reduced TGPL's take-or-pay obligations and the price TGPL was obligated to pay for the gas it purchased. The plaintiffs are requesting an unspecified amount of actual and punitive damages for the alleged tortious interference. It is likely that this lawsuit will be consolidated with the Vaquillas Ranch lawsuit that has been remanded to state court.

         On January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas
Pipe Line Corporation and Transco Energy Company (Marathon)) and, on March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners. In the Marathon and Texaco lawsuits, the respective plaintiffs seek to recover approximately $3.6 million and approximately $14.7 million, respectively. In the Marathon lawsuit, trial has been set for July 31, 1995.

         Each of these lawsuits is in the discovery process. TGPL has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners. TGPL has not provided a reserve for these lawsuits.

         In addition, TGPL has been advised by Freeport-McMoRan, Inc. (FMP) that the Minerals Management Service (MMS) has made claims for royalties due under certain gas contracts. FMP has asserted that TGPL's royalty reimbursement obligation to FMP is approximately $5.7 million, including interest. TGPL has denied any liability to FMP; however, the parties are continuing to discuss this matter.

         Although no assurances can be given, TGPL believes that the ultimate resolution of the royalty claims and litigation will not have a material adverse effect on its financial position, results of operations or net cash flows.

                           E.  ENVIRONMENTAL MATTERS

         TGPL is subject to extensive federal, state and local environmental laws and regulations which affect TGPL's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. TGPL's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, TGPL has had studies underway to test its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, TGPL estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $50 million to $60 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. TGPL is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1994, TGPL had a reserve of approximately $50 million for these estimated costs.

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

         TGPL has used lubricating oils containing polychlorinated biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. TGPL has worked closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $50 million to $60 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. TGPL recently has received an information request from the EPA.
Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

         TGPL has been named as a potentially responsible party (PRP) in two Superfund waste disposal sites. TGPL has also been named as a PRP in two Louisiana state sites. Based on present volumetric estimates, TGPL's estimated aggregate exposure for remediation of the two Superfund sites is approximately $600,000. TGPL's estimated individual exposure at each of the two Louisiana state sites where it has been named as a PRP is less than $100,000 per site. The estimated remediation costs for all such sites have been included in TGPL's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above. Although no assurances can be given, TGPL does not believe that its PRP status will have a material adverse effect on its financial position, results of operations or net cash flows.

         TGPL is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. TGPL is installing new emission control devices where required and conducting certain emission testing programs to comply with the federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments, the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. TGPL has compressor stations in ozone non-attainment areas that could require substantial additional air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new requirements until states approve TGPL's proposed plans for modifications, TGPL expects that significant capital spending will be required to modify TGPL's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $50 million to $60 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Such costs, however, may increase depending on the requirements imposed. TGPL considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through their rates.

         In November 1994, TGPL received notice pursuant to section 304 of the federal Clean Air Act of the intent of three Virginia citizens to file suit against it for alleged violations of several provisions of both federal and state air regulations. Since 1991, TGPL has worked with the appropriate Virginia agencies pursuant to an agreement to resolve the emissions issues raised by the citizens. TGPL believes the state agencies are in agreement with the actions proposed by TGPL which will resolve emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend any suit brought by the citizens. Although no assurances can be given, TGPL does not believe that this issue will have a material adverse effect on its financial condition, results of operations or net cash flows.

                                 F.  FINANCING

     LONG-TERM DEBT. At December 31, 1994 and 1993, long-term debt issues were outstanding as follows (in thousands):

                                                                    1994         1993
                                                                  --------     --------
Debentures:
    9-1/8% due 2017 . . . . . . . . . . . . . . . . . . . . . .   $150,000     $150,000
                                                                  --------     --------
Notes:
    9% due 1996 . . . . . . . . . . . . . . . . . . . . . . . .    150,000      150,000
    8-1/8% due 1997 . . . . . . . . . . . . . . . . . . . . . .     99,000       99,000
    6.21% due 2000 (subject to remarketing in 1996) . . . . . .    125,000      125,000
    8-7/8% due 2002 . . . . . . . . . . . . . . . . . . . . . .    125,000      125,000
                                                                  --------     --------
       Total notes  . . . . . . . . . . . . . . . . . . . . . .    499,000      499,000
                                                                  --------     --------
Total long-term debt issues . . . . . . . . . . . . . . . . . .    649,000      649,000
    Less:  Unamortized debt premium and discount  . . . . . . .      4,762        5,201
                                                                  --------     --------

Total long-term debt  . . . . . . . . . . . . . . . . . . . . .   $644,238     $643,799
                                                                  ========     ========

    Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1994 are as follows (in thousands):

          1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      -
                                                                        ========
          1996:
              9% Notes  . . . . . . . . . . . . . . . . . . . . . . .   $150,000
              6.21% Notes . . . . . . . . . . . . . . . . . . . . . .    125,000
                                                                        --------
                  Total   . . . . . . . . . . . . . . . . . . . . . .   $275,000
                                                                        ========
          1997:
              8-1/8%  . . . . . . . . . . . . . . . . . . . . . . . .   $ 99,000
                                                                        ========

          1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      -
                                                                        ========
          1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      -
                                                                        ========

      No property is pledged as collateral under any of the long-term debt issues.

      RECAPITALIZATION. In connection with the merger with Williams, in January 1995, the boards of directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. The following actions were completed in January and February 1995 in connection with the recapitalization plan, as it impacts TGPL:

      - Termination of Transco's Amended Bank Credit Facility dated December 31, 1993, and the repayment of the outstanding balance of $36 million, replacing it with the credit agreement described below;

      - Termination of the program to sell monthly trade receivables of TGPL, replacing it with the Williams Credit Agreement discussed below with the expectation that at some future time Williams will enter into a new receivables program; and

      -   Termination of Transco's Reimbursement Facility dated December 31,
          1993.

      Transco's Amended Bank Credit Facility was replaced with a Credit Agreement among Williams and certain of its subsidiaries, TGPL and Texas Gas (Williams Credit Agreement).

      The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million and Texas Gas can borrow up to $200 million. Interest on advances is paid at a rate based on the base rate of Citibank N.A., which at December 31, 1994 was 8.5%; the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market bank, which at December 31, 1994 was 6.31%, plus 1/2%; or the Federal Funds Rate in effect, which at December 31, 1994 was 5.45%, plus 1/2%.

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

      RESTRICTIVE COVENANTS. Certain of TGPL's debt instruments restrict the amount of dividends distributable. As of December 31, 1994, approximately $359 million of TGPL's retained earnings of $529 million was available for distribution.

      SALE OF RECEIVABLES. TGPL has sold trade and producer settlement receivables. The sale of trade receivables was made without recourse. At December 31, 1994 and 1993, approximately $85 million and $100 million, respectively, of trade receivables were held by an investor. As discussed above, the sale of receivables program was terminated in January 1995.

                              G.  PREFERRED STOCK

      TGPL has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which 497,444 shares and 757,427 shares were outstanding at December 31, 1994 and 1993, respectively. TGPL has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred had been issued at December 31, 1994. The first preferred stock issued and outstanding at December 31, 1994 and 1993, included the following series:


                             Stated Value                                    Amount
                              Per Share                Shares            (in thousands)
                             ------------       ------------------     -------------------
                                                  1994       1993        1994        1993
                                                -------    -------     -------     -------
$5.00 Series  . . . . .          $100                 -     12,500     $     -     $ 1,250
$4.80 Series  . . . . .          $100            10,000     20,000       1,000       2,000
$6.65 Series  . . . . .          $100            37,444     49,927       3,744       4,993
$8.75 Series  . . . . .          $100           450,000    675,000      45,000      67,500
                                                -------    -------     -------     -------
  Total preferred stock
    outstanding . . . .                         497,444    757,427     $49,744     $75,743
                                                =======    =======     =======     =======


      TGPL gave notice to the holders of each series of outstanding preferred stock that TGPL will redeem all outstanding preferred stock effective March 23, 1995 at a redemption price for each series of $100.00 per share plus accrued dividends.

      The changes in the total TGPL preferred stock in each of the years 1994, 1993 and 1992 are (in thousands):

                                    1994                 1993                    1992
                              ----------------    --------------------     ------------------
                              Shares   Amount     Shares       Amount      Shares     Amount
                              ------   ------     ------     ---------     ------    --------
Balance at beginning of
  year  . . . . . . . . . .     757    $75,743     1,017     $ 101,741     1,061     $106,059
Retirements . . . . . . . .     260     25,999       260        25,998        44        4,318
                                ---    -------     -----     ---------     -----     --------

Balance at end of year  . .     497    $49,744       757     $  75,743     1,017     $101,741
                                ===    =======     =====     =========     =====     ========


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

      The following table sets forth the funded status of the Retirement Plan at October 1, 1994 and 1993, and the amount of accrued pension costs as of December 31, 1994 and 1993 (in thousands):

                                                                        1994         1993
                                                                      ---------    ---------
      Actuarial present value of accumulated benefit
        obligation, including vested benefits of
        $105,418 at October 1, 1994 and $107,428 at
        October 1, 1993   . . . . . . . . . . . . . . . . . . . .     $(122,244)   $(117,718)
                                                                      =========    =========

      Actuarial present value of projected benefit obligation         $(161,625)   $(156,856)
      Plan assets at fair value   . . . . . . . . . . . . . . . .       130,419      118,193
                                                                      ---------    ---------
      Projected benefit obligation in excess of plan assets . . .       (31,206)     (38,663)
      Unrecognized net loss   . . . . . . . . . . . . . . . . . .         9,965        5,676
      Unrecognized net asset at October 1, 1984 being
        recognized over 15 years  . . . . . . . . . . . . . . . .        (5,249)      (6,299)
      Unrecognized prior service cost   . . . . . . . . . . . . .        (3,109)      (2,843)
      Activity subsequent to measurement date   . . . . . . . . .         2,723        1,171
                                                                      ---------    ---------
      Accrued pension cost  . . . . . . . . . . . . . . . . . . .     $ (26,876)   $ (40,958)
                                                                      =========    =========

      The following table sets forth the components of the Retirement Plan's pension cost, including TGPL's, for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                                               1994          1993           1992
                                                             --------      --------       --------
    Service cost-benefits earned during the period  . .      $  7,361      $  6,664       $  6,425
    Interest cost on projected benefit obligation . . .        11,046         9,950          9,380
    Actual return on plan assets  . . . . . . . . . . .        (3,228)      (15,155)       (10,141)
    Net amortization and deferral . . . . . . . . . . .       (10,250)        3,563           (365)
                                                             --------      --------       --------
    Transco pension cost  . . . . . . . . . . . . . . .      $  4,929      $  5,022       $  5,299
                                                             ========      ========       ========

       The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the Retirement Plan for the years 1994, 1993 and 1992(1):

                                                                      1994    1993    1992
                                                                      ----    ----    ----
           Discount rate  . . . . . . . . . . . . . . . . . . . .     7.5%    7.25%   7.5%
           Rate of increase in future compensation levels . . . .     5.0%    5.0%    5.0%
           Expected long-term rate of return on assets  . . . . .      10%     10%     10%

       (1) Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.


       TRAN$TOCK. In January 1987, Transco's Board of Directors approved the establishment of a new employee stock ownership plan called Tran$tock, which subsequently purchased 3,966,942 shares of newly issued Transco common stock at $45-3/8 per share. Tran$tock was funded by a $180 million loan which was extinguished at year-end 1994. Tran$tock used $120 million of the funds received from the restructuring of Transco's retirement plan, tax deductible dividends paid on the common stock held in the plan and contributions by Transco to service the loan. The final allocation of shares was made to eligible participants in January 1995.

       Compensation expense of $2.9 million, $2.2 million and $2.3 million related to Tran$tock has been recognized by TGPL in 1994, 1993 and 1992, respectively. This expense represents the shares of Transco common stock allocated to employees of TGPL for 1994, 1993 and 1992, respectively. In each of these respective years, TGPL has recorded a capital contribution from Transco in the amount of the expense.

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

       Prior to 1993, TGPL accounted for postretirement benefits other than pensions (primarily health care) on a cash basis, which had been the accounting method followed by most employers. In the first quarter of 1993, TGPL adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, which requires TGPL to accrue, during the years that employees render the necessary service, the estimated cost of providing postretirement benefits other than pensions to those employees. At the January 1, 1993 date of adoption of SFAS No. 106, TGPL's postretirement benefits obligation (transition obligation) was $104 million. Effective January 1, 1994, TGPL's transition obligation was reduced by approximately $9 million by the Plan amendments discussed above. The transition obligation is being amortized over twenty years.

       In December 1992, the FERC issued a Statement of Policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. TGPL believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs associated with its jurisdictional natural gas pipeline operations are recoverable in rates. TGPL has recognized and expects to continue to recognize the additional jurisdictional costs concurrent with the receipt of revenues. Since all of TGPL's existing employees are associated with its jurisdictional pipeline operations, the adoption of SFAS No. 106 in 1993 did not have a material effect on TGPL's financial position, results of operations or net cash flows. In May 1993, TGPL filed settlement agreements with the FERC with regard to its general rate case which provided for recovery through jurisdictional rates of all prudently incurred costs of postretirement benefits accrued under SFAS No. 106. This settlement was approved by the FERC in November 1993.

       The following table sets forth the funded status of the Plan at December 31, 1994 and 1993, reconciled with the accrued postretirement benefits cost at December 31, 1994 and 1993 (in thousands):

                                                          1994            1993
                                                        ---------      ---------
Accumulated postretirement benefit obligation:
  Retirees  . . . . . . . . . . . . . . . . . . . . .   $ (63,715)     $ (66,927)
  Fully eligible active plan participants   . . . . .     (38,125)       (38,824)
  Other active plan participants  . . . . . . . . . .     (11,640)       (10,144)
                                                        ---------      ---------
                                                         (113,480)      (115,895)
Plan assets at fair value   . . . . . . . . . . . . .      32,372         13,698
                                                        ---------      ---------
Accumulated postretirement benefit obligation in
  excess of plan assets   . . . . . . . . . . . . . .     (81,108)      (102,197)
Unrecognized net gain   . . . . . . . . . . . . . .       (12,104)        (3,350)
Unrecognized transition obligation  . . . . . . . . .      95,645        100,959
                                                        ---------      ---------
Prepaid (accrued) postretirement benefit cost   . . .   $   2,433      $  (4,588)
                                                        =========      =========

       The following table sets forth the components of the Plan's net periodic postretirement benefit cost, including TGPL's, for the years ended December 31, 1994 and 1993 (in thousands):

                                                        1994          1993
                                                      -------       -------
Service cost-benefits earned during the period  . .   $ 2,915       $ 2,812
Interest cost on accumulated postretirement benefit
  obligation  . . . . . . . . . . . . . . . . . . .     8,218         9,483
Actual return on plan assets  . . . . . . . . . . .      (895)         (428)
Amortization of transition obligation   . . . . . .     5,314         6,034
Net amortization and deferral   . . . . . . . . . .      (516)          (28)
                                                      -------       -------
Net periodic postretirement benefit cost  . . . . .   $15,036       $17,873
                                                      =======       =======


       TGPL's share of the Plan's net periodic postretirement benefit cost for 1994 and 1993 was $13.7 million and $16.2 million, respectively. TGPL's cost of providing these benefits for retirees and survivors during 1992 on a pay-as-you-go-basis was $4.6 million.

       The annual expense is subject to change in future periods as a result of, among other things, the passage of time, changes in participants, changes in plan benefits and changes in assumptions upon which the estimates are made.

       For measurement purposes as of December 31, 1994, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 11.4%. The rate was assumed to decrease gradually to 6% for the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation for health care benefits as of January 1, 1995 by 12% and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1995 by 14%.

       To determine the accumulated postretirement benefit obligation, the Plan used a discount rate of 7.75% and a salary growth assumption of 5.0% per annum. Plan assets are managed by external investment organizations and include cash and cash equivalents, commingled funds, preferred and common stocks, international equity funds and government and corporate debt instruments. The expected long-term rate of return on plan assets was 7% after taxes. Realized returns on plan assets are subject to federal income taxes at a sliding scale that reaches a 39.6% tax rate.

       In January 1993, TGPL began recovering in rates its postretirement benefits costs accrued under SFAS No. 106.

       TGPL believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses that will be recoverable in rates.

                                I.  INCOME TAXES

       Following is a summary of the provision for income taxes for 1994, 1993 and 1992 (in thousands):

                                                      1994         1993        1992
                                                    --------     -------     --------
    Federal:
       Current  . . . . . . . . . . . . . . . .     $ 72,364     $38,593     $ 53,180
       Deferred   . . . . . . . . . . . . . . .      (23,669)      1,767      (25,353)
                                                    --------     -------     --------
                                                      48,695      40,360       27,827
    State and municipal:
       Current  . . . . . . . . . . . . . . . . .      9,835       5,961        3,343
       Deferred   . . . . . . . . . . . . . . . .       (797)      3,020        2,809
                                                    --------     -------     --------

    Provision for income taxes  . . . . . . . .     $ 57,733     $49,341     $ 33,979
                                                    ========     =======     ========


    Following is a reconciliation of the statutory federal income tax rate to the effective tax rate (amounts in thousands):

                                       1994                     1993                     1992
                               --------------------      ------------------        ------------------
                                            Percent                 Percent                   Percent
                                              of                      of                        of
                                            Pretax                  Pretax                    Pretax
                               Amount       Income       Amount     Income         Amount     Income
                               -------      -------      -------    -------        -------    -------
Taxes computed by
   applying statutory rate     $55,797       35.0 %      $47,105     35.0 %        $34,466     34.0 %
Amortization of over
   funded tax liabilities       (7,675)      (4.8)%       (7,675)    (5.7)%         (7,675)    (7.6)%
Tran$tock compensation           1,015        0.6 %          779      0.6 %            766      0.8 %
Other, net                        (442)      (0.3)%          151      0.1 %            270      0.3 %
                               -------       ----        -------     ----          -------     ----
Provision for federal
   income taxes                $48,695       30.5 %      $40,360     30.0 %        $27,827     27.5 %
                               =======       ====        =======     ====          =======     ====


      In August 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. Among its provisions was an overall increase in corporate federal income tax rates from 34% to 35% effective January 1, 1993. As a result, TGPL recognized additional income tax expense of $1.0 million in 1993 related to the increase in corporate federal income tax rates.

      Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years, or temporary differences resulting from events that have been recognized in the financial statements that will result in taxable or deductible amounts in future years. The tax effect of each type of temporary difference and carryforward reflected in deferred income tax benefits and liabilities as of December 31, 1994 and 1993 are as follows (in thousands):


(Assets) Liabilities                                                           1994          1993
--------------------                                                         --------      --------
Revenues collected subject to refund recognized for tax purposes but
    deferred for financial purposes until refunded to customers, net  . .    $(24,619)     $ 15,636
Federal income tax benefit for state income taxes . . . . . . . . . . . .     (12,308)      (12,334)
Producer settlements, legal and regulatory issues expensed for
    financial purposes but deferred for tax purposes, net . . . . . . . .      (4,820)      (19,395)
Restructuring costs expensed for financial purposes but deferred for
    tax purposes until paid . . . . . . . . . . . . . . . . . . . . . . .      (3,500)       (3,696)
Depreciation differences  . . . . . . . . . . . . . . . . . . . . . . . .     278,909       281,534
Allowance for funds used during construction  . . . . . . . . . . . . . .      13,552        11,881
Gain/loss on reacquired debt  . . . . . . . . . . . . . . . . . . . . . .      13,221        13,488
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,833        (6,359)
                                                                             --------      --------
Net deferred income tax liability . . . . . . . . . . . . . . . . . . . .    $268,268      $280,755
                                                                             ========      ========


                        J. COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS. TGPL has a 20-year lease agreement with Transco Tower Limited for its headquarters building which expires in 2004. TGPL has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each.

     The future minimum lease payments under TGPL's various operating leases are as follows (in thousands):

                                                            Operating Leases
                                                    --------------------------------
                                                     Transco      Other
                                                      Tower      Leases       Total
                                                    --------     ------     --------
       1995   . . . . . . . . . . . . . . . . .     $ 26,972     $4,059     $ 31,031
       1996   . . . . . . . . . . . . . . . . .       26,972        954       27,926
       1997   . . . . . . . . . . . . . . . . .       26,972          -       26,972
       1998   . . . . . . . . . . . . . . . . .       26,972          -       26,972
       1999   . . . . . . . . . . . . . . . . .       26,972          -       26,972
       Thereafter   . . . . . . . . . . . . . .      114,631          -      114,631
                                                    --------     ------     --------
          Total minimum obligations . . . . . .     $249,491     $5,013     $254,504
                                                    ========     ======     ========


       TGPL's Transco Tower lease agreement covers all space occupied by Transco and its subsidiaries, including TGPL. TGPL is reimbursed by the other subsidiaries for their share of the building lease expense. TGPL's lease expense is as follows (amounts expressed in thousands):

                                                      1994      1993      1992
                                                    -------   -------   -------
       Transco Tower lease expense  . . . . . .     $22,561   $22,624   $20,856
       Other lease expense  . . . . . . . . . .      13,444     9,716    11,356
                                                    -------   -------   -------
          Total   . . . . . . . . . . . . . . .     $36,005   $32,340   $32,212
                                                    =======   =======   =======


       LONG-TERM GAS PURCHASE CONTRACTS. TGPL has long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose TGPL to financial risks pursuant to these contracts.

       Pursuant to a settlement that TGPL has with all its sales customers, TGPL has in place a GIC which, although no assurances can be given, TGPL believes will be adequate to enable full recovery of its above-spot-market gas costs. Through an agency agreement with TGPL, TGMC has assumed management of TGPL's merchant sales service and, as TGPL's agent, is at risk for any above-spot-market gas costs it may incur in excess of the amounts recovered under the GIC.

       TGPL's basic business policy is to perform under the terms and conditions of its contractual obligations. To achieve this objective, an operating plan is utilized to monitor the current status of contractual obligations under each gas purchase agreement, whereby the obligation-to-date is matched against the performance-to-date. Any overperformance or underperformance is corrected by appropriate adjustments to the operating plan over the remainder of the period of the agreement. Deliverability tests, actual takes and prices paid are some of the factors reviewed at least monthly, and in some cases weekly, in order to ensure that performance is proceeding according to plan. Since TGPL has been and expects to continue to be able to perform in accordance with its contract terms and expects to recover all material contract costs from customers, no provision has been recorded for future loss. Although no assurances can be given, TGPL does not believe that financial risks associated with its long-term gas purchase contracts will have a material adverse effect on TGPL's financial position, results of operations or net cash flows.

       ROYALTY COMMITMENTS. As discussed in Note D, in connection with TGPL's renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for royalties which the producer may be required to pay as a result of such settlements.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

       TRADE RECEIVABLES. As of December 31, 1994, TGPL had trade receivables of $40 million. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. TGPL's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. TGPL has not historically experienced significant credit losses in connection with its trade receivables.

       NOTES RECEIVABLE. In 1991, TGPL accepted a note receivable in consideration for the conveyance of certain interests in a gas field and related processing plant to a producer. The note was to be repaid out of proceeds from the field production and plant revenues. However, in 1993, the producers sold the gas field and related processing plant TGPL's portion of the sales proceeds was used to reduce the outstanding note receivable. The remaining balance plus certain associated costs were written off in 1993 resulting in an after-tax non-cash charge of $12.5 million.

       DERIVATIVE FINANCIAL INSTRUMENTS. TGPL, through TGMC as its agent, has been a party to various futures contracts and option agreements traded on the New York Mercantile Exchange and various option and commodity price swap agreements made in the over-the- counter market (derivatives) in the management of price volatility in its natural gas marketing activities, which are related to TGMC's management of TGPL's jurisdictional merchant sales service. TGPL does not use derivatives for trading purposes. Derivatives designated as hedges are carried at market value with gains and losses deferred until the hedged marketing activity is included in current net income or loss. In connection with open contracts on natural gas marketing activity designated as hedges, TGPL recorded a net deferred gain of approximately $1.9 million and $0.4 million at December 31, 1994 and 1993, respectively, based on the market value of the open contracts calculated using the applicable year-end closing
prices.   The December 1994 open contracts are expected to be closed from
January 1995 through March 1996. As of December 31, 1994, open contracts on natural gas activity had an absolute notional quantity of 61.7 Bcf. The total net cash inflow related to these contracts at December 31, 1994 was $1.9 million.

       TGPL is exposed to market risk on these contracts to the extent of changes in the market prices for natural gas between December 31, 1994, and the date the contracts are closed. However, market risk exposure on hedged transactions is offset by the gain or loss recognized upon the sale of the products that are hedged. While market values are used to express the amounts of derivatives, the amounts potentially subject to credit risks, in the event of nonperformance by third parties, are substantially smaller. TGPL minimizes such risk exposure by limiting the third parties to companies whose long-term credit ratings are at the minimum investment grade, and in the majority of cases, they possess at least a single A Standard & Poor's Corporation designation. Therefore, TGPL does not expect to record any losses as a result of third party default.

                    K.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount and estimated fair values of TGPL's financial instruments as of December 31, 1994 and 1993 are as follows (in thousands):


                                                   Carrying Amount           Fair Value
                                                --------------------    --------------------
                                                  1994        1993        1994        1993
                                                --------    --------    --------    --------
Financial assets:
  Cash and short-term financial assets  . .     $153,918    $188,293    $153,918    $188,293
  Receivables (derivatives) . . . . . . . .        3,185         498       3,185         498
Financial liabilities:
  Short-term financial liabilities  . . . .      128,136     217,794     128,136     217,794
  Long-term debt, less current maturities .      649,000     649,000     601,884     654,618
  Payables (derivatives)  . . . . . . . . .        1,299          93       1,299          93

      CASH AND SHORT-TERM FINANCIAL ASSETS AND LIABILITIES. For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

      DERIVATIVE FINANCIAL INSTRUMENTS. The amounts shown as receivables and payables (derivatives) relate to TGPL's natural gas futures, options and commodity price swaps.

      The carrying amount of these derivatives approximates fair value for all periods. The estimated fair value of these derivative financial instruments is based on the estimated consideration that would be received to terminate those agreements and contracts in a gain position and the estimated cost that would be incurred to terminate those agreements and contracts in a loss position.

      LONG-TERM DEBT. Effectively, all of TGPL's debt is publicly traded, therefore estimated fair value is based on quoted market prices at year end, less accrued interest.

              L.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

       MAJOR CUSTOMERS. Major customers of TGPL and the related sales, transportation and storage revenues received from such customers were as follows:

                                                          1994       1993       1992
                                                        --------   --------   --------
                                                           (Expressed in thousands)
    Public Service Electric and Gas Company . . . . .   $180,482   $189,791   $156,691

    Consolidated Edison Company of New York, Inc. . .    131,260    133,681    101,392

    The Brooklyn Union Gas Company  . . . . . . . . .    103,786     93,923     85,587

    The gas sold for resale in 1994 was sold to customers under executed Firm Sales Agreements with primary terms of not less than two years (1995) but not greater than seven years (2001).

       AFFILIATES. Transactions with affiliates during 1994, 1993 and 1992 were as follows:

       Included in TGPL's sales and transportation revenues for 1994, 1993 and 1992 are revenues applicable to sales and transportation for affiliates, Transco Energy Marketing Company (TEMCO), TXG Gas Marketing Company (TXG Marketing), Texas Gas, Transco Offshore Gathering Company (TOGCO), and Transco Energy Ventures Company (TEVCO), an affiliate until it was sold on September 13, 1993, as follows (expressed in millions):

                                                     1994        1993       1992
                                                    ------      -----      -----
          TEMCO . . . . . . . . . . . . . . . .     $195.9      $49.8      $43.9
          TXG Marketing . . . . . . . . . . . .       12.0        9.3        1.2
          Texas Gas . . . . . . . . . . . . . .          -        0.2          -
          TEVCO . . . . . . . . . . . . . . . .          -        0.9        2.0
          TOGCO . . . . . . . . . . . . . . . .        1.5        1.6        1.0
                                                    ------      -----       ----
                                                    $209.4      $61.8      $48.1
                                                    ======      =====      =====


       The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers. The significant increase in 1994 sales and transportation revenue from TEMCO reflects the consolidation of Transco's gas marketing businesses, including all jurisdictional merchant sales of TGPL, under the common management of TGMC, as discussed below.

       Prior to 1993, TGPL and Texas Gas were responsible for all jurisdictional gas sales to their pipeline customers and TEMCO and TXG Marketing were responsible for all non-jurisdictional gas sales. After FERC approval in January 1993, Transco realigned its gas marketing businesses under the common management of TGMC. These changes were needed to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. For the years ended December 31, 1994 and 1993, included in TGPL's cost of sales is $24.4 million and $25.1 million, respectively, representing agency fees billed by TGMC to TGPL under this agreement.

       Included in TGPL's cost of sales and transportation for 1994, 1993 and 1992 is purchased gas cost from affiliates, TEMCO, TXG Marketing and Transco Exploration and Production Company (TEPCO), an affiliate until July 31, 1992, as follows (expressed in millions):

                                                     1994    1993    1992
                                                    -----   -----   -----
          TEMCO . . . . . . . . . . . . . . . .     $83.6   $54.5   $ 1.9
          TXG Marketing . . . . . . . . . . . .      10.0     1.7     0.9
          TEPCO . . . . . . . . . . . . . . . .         -       -     1.7
                                                    -----   -----   -----
                                                    $93.6   $56.2   $ 4.5
                                                    =====   =====   =====

       All gas purchases are made at market or contract prices. The significant increase in 1994 and 1993 for purchased gas cost from TEMCO reflects the consolidation of Transco's gas marketing businesses, including all jurisdictional merchant sales of TGPL, under the common management of TGMC, as discussed above.

       Also included in TGPL's cost of transportation is transportation expense for 1994, 1993 and 1992 applicable to the transportation of gas by affiliates, Texas Gas and TOGCO, and High Island Offshore System (HIOS) and the U-T Offshore System (UTOS), both affiliates until July 20, 1992, as follows (expressed in millions):

                                                     1994    1993    1992
                                                    -----   -----   -----
          Texas Gas . . . . . . . . . . . . . .     $36.3   $32.9   $21.7
          TOGCO . . . . . . . . . . . . . . . .         -       -     1.2
          HIOS  . . . . . . . . . . . . . . . .         -       -     4.8
          UTOS  . . . . . . . . . . . . . . . .         -       -     0.6
                                                    -----   -----   -----
                                                    $36.3   $32.9   $28.3
                                                    =====   =====   =====


       On July 20, 1992, Transco sold its interest in both HIOS and UTOS. TGPL was the operator of UTOS until November 1, 1993. HIOS, UTOS and Texas Gas are regulated by the FERC and their transportation rates charged to TGPL are approved by the FERC. TOGCO is a nonjurisdictional company whose transportation rates are charged to TGPL at contract prices.

       Transco has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in TGPL's administrative and general expenses for 1994, 1993 and 1992, was $15.2 million, $14.6 million and $11.8 million, respectively, for management services charged by Transco. Management considers the cost of these services reasonable.

                     M.  QUARTERLY INFORMATION (UNAUDITED)

       The following summarizes selected quarterly financial data for 1994 and 1993 (in thousands):

                                                  First       Second       Third       Fourth
                                                --------     --------    --------     --------
1994
Operating revenues  . . . . . . . . . . . .     $431,915     $398,661    $368,485     $391,901
Operating expenses  . . . . . . . . . . . .      371,475      344,877     316,988      333,119 (1)
                                                --------     --------    --------     --------

Operating income  . . . . . . . . . . . . .       60,440       53,784      51,497       58,782
                                                --------     --------    --------     --------
Other (income) deductions:
  Interest expense  . . . . . . . . . . . .       15,805       14,524      14,832       14,166
  Other (income) and deductions, net  . . .         (636)       (463)        (947)      (1,237)
                                                --------     -------     --------     --------
    Total other deductions  . . . . . . . .       15,169      14,061       13,885       12,929
                                                --------     -------     --------     --------
Income before income taxes  . . . . . . . .       45,271      39,723       37,612       45,853
Provision for income taxes  . . . . . . . .       16,023      13,874       13,068       14,768
                                                --------     -------     --------     --------
Net income  . . . . . . . . . . . . . . . .       29,248      25,849       24,544       31,085
Dividends on preferred stock  . . . . . . .        1,599       1,572        1,551        1,222
                                                --------     -------     --------     --------
Common stock equity in net income . . . . .     $ 27,649    $ 24,277     $ 22,993     $ 29,863
                                                ========    ========     ========     ========

(1)   Includes a provision of $6,000 related to a regulatory issue.





                                                  First     Second      Third         Fourth
                                                --------   --------   ---------      --------
1993
Operating revenues  . . . . . . . . . . . .     $384,923   $358,323   $348,559       $429,728
Operating expenses  . . . . . . . . . . . .      323,816    306,853    320,957 (1)    366,784
                                                --------   --------   --------       --------

Operating income  . . . . . . . . . . . . .       61,107     51,470     27,602         62,944
                                                --------   --------   --------       --------
Other (income) deductions:
  Interest expense  . . . . . . . . . . . .       16,124     15,526     15,235         15,583
  Other (income) and deductions, net  . . .         (144)       206     (1,813)        (1,160)
                                                --------   --------   --------       --------
    Total other deductions  . . . . . . . .       15,980     15,732     13,422         14,423
                                                --------   --------   --------       --------
Income before income taxes  . . . . . . . .       45,127     35,738     14,180         48,521
Provision for income taxes  . . . . . . . .       15,658     12,139      5,380         16,164
                                                --------   --------   --------       --------
Net income  . . . . . . . . . . . . . . . .       29,469     23,599      8,800         32,357
Dividends on preferred stock  . . . . . . .        2,140      2,112      2,091          1,764
                                                --------   --------   --------       --------
Common stock equity in net income . . . . .     $ 27,329   $ 21,487   $  6,709       $ 30,593
                                                ========   ========   ========       ========

(1)   Includes $20,125 charge for write-off of note receivable.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING FOR FINANCIAL DISCLOSURE.

       None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Except as otherwise noted below, the following table sets forth certain information regarding all directors and executive officers of TGPL and all persons nominated to become directors of TGPL as of March 3, 1995:






                                                                                Executive Officer
         Name            Age                       Position                         Since (1)
----------------------   ----   ---------------------------------------------   -----------------
John P. Des Barres       55     Chairman of the Board & Chief Executive         January 1992
                                Officer

Robert W. Best           48     Director, President & Chief Operating Officer   February 1992

Larry J. Dagley          46     Senior Vice President & Chief Financial         August 1985
                                Officer

James R. Gattis          50     Senior Vice President, Technical Services       December 1987

Jay P. Lukens            40     Senior Vice President, Rates & Planning         September 1986

Nicholas J. Neuhausel    49     Senior Vice President, Human Resources &        June 1993
                                 Administration

Thomas E. Skains         38     Senior Vice President, Transportation &         September 1986
                                 Customer Services

David E. Varner          57     Secretary                                       May 1982

Nick A. Bacile           51     Vice President and Controller                   April 1992

Randall R. Conklin       38     Vice President, General Counsel & Assistant     March 1992
                                 Secretary

(1) The date shown in the above column is the date the person first became an executive officer of TGPL. Mr. Des Barres was elected as a director of TGPL in January 1992. Mr. Best was elected as a director of TGPL in February 1992. Mr. Varner was elected as a director in June 1982.

       With the exception of the following, all officers of TGPL have been employed by Transco or its subsidiaries for more than the last five years.

       John P. Des Barres joined Transco in October 1991 as President and Chief Executive Officer of Transco and became President and Chief Executive Officer of TGPL in January 1992. Prior to joining Transco, Mr. Des Barres served from April 1988 through September 1991 as Chairman, President and Chief Executive Officer of Santa Fe Pacific Pipelines, Inc. Prior to joining Santa Fe, he served as President of Sun Pipe Line Company, a subsidiary of Sun Company Inc., a diversified energy company.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The table below discloses the annual and long-term compensation from Transco and TGPL awarded or paid to or earned by (i) the Chief Executive Officer, (ii) the four other most highly compensated executive officers of TGPL who were serving as executive officers at December 31, 1994, and (ii) above collectively referred to herein as the "Named Executive Officers" and individually referred to as a "Named Executive Officer" for services rendered to Transco and TGPL in all capacities for the fiscal years ended December 31, 1994, 1993, and 1992. No information is presented for Mr. Neuhausel for the fiscal year ended December 31, 1992 because he was not an officer of TGPL until June 1993.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                           SUMMARY COMPENSATION TABLE


                                                                    ANNUAL COMPENSATION
                                            --------------------------------------------------------------------
                (a)                  (b)             (c)                     (d)                    (e)
             NAME AND                                                                              OTHER
             PRINCIPAL                                                                             ANNUAL
             POSITION               YEAR          SALARY ($)              BONUS ($)          COMPENSATION(1) ($)
  -------------------------------   ----    ---------------------   ---------------------   -------------------
  John P. Des Barres,               1994    $          534,250(3)   $            272,500    $       59,686(4)
    Chairman of the Board           1993    $          513,000(3)   $            275,000    $      100,662(4)
    and Chief Executive             1992    $          486,667(3)   $            200,000    $      383,520(4)(5)
    Officer

  Robert W. Best,                   1994    $           330,171     $            137,200    $            0
    President and Chief             1993    $           315,000     $            136,900    $       11,050(4)
    Operating Officer               1992    $           307,438     $             90,000    $      182,602(8)

  Larry J. Dagley,                  1994    $           241,667     $            100,000    $       27,269(4)
    Senior Vice President and       1993    $           213,523     $            101,800    $       26,211(4)
    Chief Financial Officer         1992    $           193,750     $             64,000    $       17,461(4)


  David E. Varner, Secretary        1994    $           245,833     $            100,000    $       24,629(4)
                                    1993    $           240,000     $             83,400    $       28,349(4)
                                    1992    $           237,500     $             50,000    $       23,161(4)


  Nicholas J. Neuhausel,            1994    $           204,667     $             72,800    $        7,337(4)
    Senior Vice President,          1993    $           109,091     $             43,000    $            0
    Human Resources and
    Administration

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                           SUMMARY COMPENSATION TABLE
                                  (CONTINUED)

                                                           LONG TERM COMPENSATION
                                            ----------------------------------------------------
                                                         AWARDS                     PAYOUTS
                                            --------------------------------   -----------------
                (a)                               (f)              (g)                (h)                 (i)
                                              RESTRICTED        SECURITIES
             NAME AND                            STOCK          UNDERLYING            LTIP             ALL OTHER
             PRINCIPAL                         AWARD(S)        OPTIONS/SARS         PAYOUTS           COMPENSATION
             POSITION               YEAR         $(2)              (#)                ($)                 ($)
  -------------------------------   ----    -------------    --------------    ----------------    ----------------

  John P. Des Barres,               1994    $           0    $      232,300    $       65,835      $           0
    Chairman of the Board           1993    $           0    $            0    $            0      $           0
    and Chief Executive             1992    $           0    $            0    $            0      $           0
    Officer

  Robert W. Best,                   1994    $           0    $      115,800    $       30,457(6)   $      61,261(7)
    President and Chief             1993    $           0    $            0    $       20,439(6)   $      70,182(7)
    Operating Officer               1992    $     144,375    $       12,500    $            0      $      47,530(7)

  Larry J. Dagley,                  1994    $           0    $       79,000    $       15,362(6)   $          0
    Senior Vice President and       1993    $           0    $       20,000    $       10,311(6)   $          0
    Chief Financial Officer         1992    $      82,688    $            0    $        8,114(9)   $          0


  David E. Varner, Secretary        1994    $           0    $       75,700    $       24,140(6)   $          0
                                    1993    $           0    $            0    $       16,159(6)   $          0
                                    1992    $           0    $            0    $       13,737(9)   $          0


  Nicholas J. Neuhausel,            1994    $           0    $       58,100    $            0      $          0
    Senior Vice President,          1993    $           0    $       15,000    $            0      $          0
    Human Resources and
    Administration


(1) Excludes perquisites and other personal benefits, securities and property paid to or earned by a Named Executive Officer, the aggregate amount of which is the lesser of $50,000 or 10% of the annual salary and bonus reported for such person in columns (c) and (d).

(2) As of the close of business on December 31, 1994, Mr. Des Barres held 20,000 shares of Transco Restricted Stock with a value of $332,500. On January 1, 1995, 10,000 of such shares vested and the remaining 10,000 shares will vest on January 1, 1996, assuming Mr. Des Barres is an employee of Transco on the vesting dates. As of the close of business on December 31, 1994, Messrs. Best and Dagley held 5,500 and 3,150 shares of Transco Restricted Stock, with a value of $91,438 and $52,369 respectively. Such Transco Restricted Stock shares vest at a rate of 2,750 and 1,575, respectively, annually on each March 24 in 1995 and 1996, assuming the holder is an employee of Transco on the vesting dates. TGPL has elected to report performance-based Transco Restricted Stock in column (h) upon the vesting thereof. As of the close of business on December 31, 1994, Messrs. Best, Dagley, Des Barres, Neuhausel and Varner held 18,050, 10,050, 35,750, 4,200 and 12,050 shares of performance-
      based Restricted Stock and 9,025, 5,025, 17,875, 2,100 and 6,025
      corresponding

      Restricted Stock Units, respectively. The value of this Restricted Stock for Messrs. Best, Dagley, Des Barres, Neuhausel and Varner as of December 31, 1994 (excluding the 1992 grants, the payment of which is reported in column (h) and discussed in footnote 6 below) was $300,081, $167,081, $594,344, $69,825 and $200,331, respectively. This Restricted Stock is subject to performance-based vesting conditions. During the restriction period, all of the aforementioned shares of Transco Restricted Stock are entitled to receive dividends payable to Transco stockholders. All Transco Restricted Stock values in this footnote are calculated based upon the closing price of Transco's Common Stock on December 31, 1994.

      As a result of the tender offer by Williams, the performance measurement periods scheduled to end December 31, 1995 and 1996 ended one day prior to the expiration of the tender offer. The number of shares of Transco common stock earned and issuable for these performance measurement periods in exchange for Restricted stock and Restricted Stock Units were paid in cash at a price of $17.50 per share during the first quarter of 1995. Non-performance-based Restricted Stock will become vested at the consummation of the Merger and will be converted into the right to receive unrestricted shares of Williams common stock.

(3) Includes Transco director's fees of $8,000 in 1994, $13,000 in 1993 and $20,000 in 1992.

(4) Includes, except for Mr. Best, the value (as of the date of allocation) of shares of Transco's Common Stock allocated pursuant to Transco's Tran$tock Plan and accruals under Transco's Benefit Restoration Plan (an Internal Revenue Code Section 415 Excess Plan) related to Tran$tock allocations which would have been made under the Tran$tock Plan but for certain limitations imposed under the Internal Revenue Code.

(5) Also includes moving and relocation expenses including tax gross-up ($257,033) and other perquisites and personal benefits ($25,075).

(6) Represents cash value of Transco Restricted Stock which vested pursuant to grants under Transco's 1983 Incentive Stock Plan. This Transco Restricted Stock was issued in 1992 and vesting was subject to certain performance criteria under which all or a portion would be earned upon attainment by Transco, during a performance period beginning on January 1, 1992 and ending on December 31, 1994, of certain performance goals.

(7) Includes (i) a matching contribution under the Texas Gas Thrift Plan ($10,262 for 1992, $10,013 for 1993 and $6,750 for 1994), (ii) a related accrual ($3,562 for 1993 and $8,855 for 1994) under the Texas Gas Excess Benefit Plan (an Internal Revenue Code Section 415 Excess Plan), and
      (iii) amounts accrued to provide a retirement benefit ($35,888 for 1992, $55,047 for 1993 and $43,932 for 1994) and to provide a death benefit ($1,380 for 1992, $1,560 for 1993 and $1,724 for 1994) under the Texas
      Gas Salary Continuation Plan.

(8) Includes moving and relocation expenses including tax gross-up ($156,236), other perquisites and personal benefits ($19,555) and dividends on performance-based Transco Restricted Stock (i.e., Restricted Stock that vests only if Transco achieves certain performance goals).

(9) Represents cash payment for Performance Units earned pursuant to grants under Transco's 1983 Incentive Plan. When these Performance Units were granted in 1989, the performance criteria under which all or a portion would be earned required that Transco and certain subsidiaries, including TGPL, achieve certain performance goals. In 1990, the performance criteria was revised to condition the vesting of all or a portion of the awards upon the attainment of certain performance goals solely by Transco.

OPTION GRANTED IN LAST FISCAL YEAR

      Shown below is further information on the stock options, reflected in column (g) of the Summary Compensation Table, granted pursuant to Transco's 1991 Incentive Stock Plan during the fiscal year ended December 31, 1994 to the Named Executive Officers.

                                OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------
                                         % OF TOTAL
                                           OPTIONS         EXERCISE
                           OPTIONS        GRANTED TO       OR BASE                      GRANT
                           GRANTED       EMPLOYEES IN        PRICE      EXPIRATION       DATE
         NAME               (#)(1)       FISCAL YEAR      ($/SHARE)        DATE        VALUE(2)
-----------------------   ----------   ---------------   -----------   -----------   ------------
John P.Des Barres . . .    232,300        23.10%         $     15.50       5/16/04   $  1,015,151
Robert W. Best  . . . .    115,800        11.52%         $     15.50       5/16/04   $    506,046
Larry J. Dagley . . . .     79,000         7.86%         $     15.50       5/16/04   $    345,230
David E. Varner . . . .     75,700         7.53%         $     15.50       5/16/04   $    330,809
Nicholas J. Neuhausel .     58,100         5.78%         $     15.50       5/16/04   $    253,897


(1) These options vest at a rate of 25% annually, expire ten years after the date of grant and, if held for more than 6 months, may be accelerated automatically upon a change of control in Transco or, if approved by Transco's Compensation Committee of Transco's board of directors, upon the occurrence of certain other events such as retirement. The exercise price is equal to the market value of Transco's common stock on the date of grant. The stock options contain a tax withholding feature which permits the optionee, with the consent of Transco's Compensation Committee, to surrender shares for the payment of any taxes due in connection with the exercise of the option.

     As a result of the tender offer by Williams, these options vested upon the completion of the tender offer. If the stock options are not exercised prior to or at the effective time of the Merger, the options will be cancelled and holders of the options will have the choice to receive an amount in cash, to the extent the option price of the options is below $17.50, or to receive replacement options from Williams.

(2) The estimated present value of stock options is based on the Black-scholes Model, a mathematical formula that calculates a theoretical option value based on certain assumptions. The assumptions used in calculating the values that appear in this column are as follows: a volatility factor of
     0.2493 for the 12 months preceding date of grant, a risk-free rate of return of 7.31%, yield on U.S. Treasury zero-coupon bond expiring in May 2004, a dividend yield of 3.87% and a time of exercise of ten years, based on the annual dividend rate as of the date of grant. The actual value, if any, that a Named Executive Officer may realize will depend on the spread between the option price and the market price on the date the option is exercised. Therefore, there can be no assurance that the value estimated by the Black-Scholes model will be predictive of the actual value realized by the Named Executive Officer on the date the option is exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

     None of the Named Executive Officers exercised any stock options during the fiscal year 1994. Shown below is information with respect to the unexercised options to purchase Transco's common stock granted under Transco's 1991 Incentive Stock Plan or 1983 Incentive Plan to the Named Executive Officers and held by them at December 31, 1994.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION UPDATES

                                                                               VALUE OF
                                                NUMBER OF                    UNEXERCISED
                                               UNEXERCISED                 IN-THE-MONEY(1)
                                                OPTIONS AT                    OPTIONS AT
                                           FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                                               EXERCISABLE/                  EXERCISABLE/
                NAME                          UNEXERCISABLE                 UNEXERCISABLE
-----------------------------------   -----------------------------   -------------------------
John P. Des Barres  . . . . . . . .             70,350/255,750                  $0/$261,338
Robert W. Best  . . . . . . . . . .             50,675/129,125                  $0/$130,275
Larry J. Dagley . . . . . . . . . .             42,071/ 98,313              $1,875/$ 94,500
David E. Varner . . . . . . . . . .             51,525/ 81,575                  $0/$ 85,163
Nicholas J. Neuhausel . . . . . . .              3,750/ 69,350              $7,031/$ 86,456

(1) A stock option is considered to be "in the money" if the market price of the related stock is higher than the exercise price of the option. The Transco common stock price at December 31, 1994 was $16.625 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     Shown below is information with respect to long-term incentive awards made to the Named Executive Officers in the fiscal year ended December 31, 1994 under Transco's 1991 Incentive Stock Plan.

                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

                                 NUMBER OF       PERFORMANCE OR       ESTIMATED FUTURE PAYOUTS UNDER
                               SHARES, UNITS      OTHER PERIOD           NON-STOCK PRICE-BASED PLANS
                                                                    -----------------------------------
                                  OR OTHER      UNTIL MATURATION    THRESHOLD     TARGET      MAXIMUM
            NAME                 RIGHTS (#)        OR PAYOUT           (#)         (#)          (#)
----------------------------   -------------   ------------------   ----------   -------   ------------
John P. Des Barres  . . . .     17,400(1)      1/3/94 to 12/31/96        2,958    17,400         26,100
                                 8,700(2)
Robert W. Best  . . . . . .      8,800(1)      1/3/94 to 12/31/96        1,496     8,800         13,200
                                 4,400(2)
Larry J. Dagley . . . . . .      5,600(1)      1/3/94 to 12/31/96          952     5,600          8,400
                                 2,800(2)
David E. Varner . . . . . .      5,850(1)      1/3/94 to 12/31/96          995     5,850          8,775
                                 2,925(2)
Nicholas J. Neuhausel . . .      4,200(1)      1/3/94 to 12/31/96          714     4,200          6,300
                                 2,100(2)

(1) Represents performance-based Transco Restricted Stock granted pursuant to Transco's 1991 Incentive Stock Plan. A grantee of such Transco Restricted Stock is the record owner thereof during the restriction period and has all rights of a stockholder including the right to vote and to receive dividends; provided, however, that such grantee does not have the right to transfer such Transco Restricted Stock until the restrictions relating thereto are removed by Transco's Compensation Committee upon the achievement by Transco of certain performance goals. The performance criterion for these awards is based upon Transco's total shareholder return relative to a peer group of other companies.

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


TRANSCO ENERGY COMPANY RETIREMENT PLAN AND SUPPLEMENTAL RETIREMENT BENEFIT PLAN PENSION TABLE

     The following table shows the estimated annual benefits that would be payable upon normal retirement under the Transco Retirement Plan and, if applicable, the Transco Supplemental Retirement Agreements, to employees of Transco and certain subsidiaries, including TGPL, in various earnings classifications with representative years of service, assuming in each case that the employee elected a single life annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Transco Supplemental Retirement Agreements provides benefits to participating executives that cannot be paid under the Transco Retirement Plan because of limitations imposed by the Internal Revenue Code on benefits payable under a qualified plan.

                               PENSION PLAN TABLE

                                                YEARS OF SERVICE
                               -----------------------------------------------
REMUNERATION(1)                   15        20        25       30        35
---------------                -------   -------   -------   -------   -------
$200,000  . . . . . . . . .     50,677    67,569    84,461   101,353   118,245
$400,000  . . . . . . . . .    103,177   137,569   171,961   206,353   240,745
$600,000  . . . . . . . . .    155,677   207,569   259,461   311,353   363,245
$800,000  . . . . . . . . .    208,177   277,569   346,961   416,353   485,745
$1,000,000  . . . . . . . .    260,677   347,569   434,461   521,353   608,245


(1) The covered compensation upon which final average earnings are computed under the Transco Retirement Plan is the base compensation of the participant, excluding bonuses, commissions, per diem, premium pay or any other extra compensation, reimbursement for business expenses, group life insurance premiums, overtime pay, or any benefits under the Transco Retirement Plan or any other benefit plan with the exception of Internal Revenue Code Section 401(k) contributions made under the Transco Thrift Plan and salary reduction contributions made under Transco's Internal Revenue Code Section 125 cafeteria plan and is subject to the Internal Revenue Code limitation described above. This base compensation is set forth in column (c) of the Summary Compensation Table. Final average earnings are computed by averaging covered compensation over the highest three consecutive years out of the final five years prior to retirement. Under the Transco Supplemental Retirement Agreements, the covered compensation includes all covered compensation under the Transco Retirement Plan, without regard to the Internal Revenue Code limitation described above, plus annual incentive compensation. This annual incentive compensation is set forth in Column (d) of the Summary Compensation Table.

     The current years of service with Transco for the Named Executive Officers as of December 31, 1994 are: Mr. Des Barres 3.33 years, Mr. Dagley 9.42 years, Mr. Varner 12.67 years, and Mr. Neuhausel 1.58 years, respectively. Mr. Best does not participate in this plan. Mr. Des Barres has a Supplemental Retirement Agreement with Transco which credits him with an additional 28 years of service for the purposes of calculating his retirement benefit. Mr. Des Barres will vest in this benefit on September 30, 1994. Any amount received under this agreement is required to be reduced by any amount
Mr. Des Barres receives under any other employer's retirement plan. This agreement was entered into by Transco and Mr. Des Barres in connection with his acceptance of employment with Transco and is intended to replace a similar benefit which he had been provided by his previous employer.

TEXAS GAS RETIREMENT PLAN AND SUPPLEMENTAL BENEFIT PLAN PENSION TABLE

     The following table shows estimated annual benefits that would be payable on normal retirement under the Texas Gas Retirement Plan and, if applicable, the Texas Gas Supplemental Benefit Plan to participants in such plans in various earnings classifications, with representative years of service, assuming in each case that the employee elected a five-year certain and life thereafter annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Texas Gas Supplemental Benefit Plan provides benefits to participating executives that cannot be paid under the Texas Gas Retirement Plan because of certain limitations imposed by the Internal Revenue Code on benefits payable under a qualified plan.

                               PENSION PLAN TABLE

                                                YEARS OF SERVICE
                               -----------------------------------------------
REMUNERATION(1)                  15        20         25       30        35
---------------                -------   -------   -------   -------   -------
$200,000  . . . . . . . . .     48,180    64,240    80,300    96,360   112,420
$400,000  . . . . . . . . .     96,930   129,240   161,550   193,860   226,170
$600,000  . . . . . . . . .    145,680   194,240   242,800   291,360   453,670
$800,000  . . . . . . . . .    194,430   259,240   324,050   388,860   453,670
$1,000,000  . . . . . . . .    243,180   324,240   405,300   486,360   567,420


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

     Mr. Best, whose years of service at December 31, 1994 were 20.25 years, is the only Named Executive Officer who participates in the Texas Gas Retirement Plan or the Texas Gas Supplemental Benefit Plan.

TERMINATION AND SEVERANCE AGREEMENTS.

     A Termination Agreement between Transco and Mr. Des Barres is currently in effect. This Agreement provides that if a "change in control" (2) occurs, and Mr. Des Barres' employment with Transco terminates within five years after the change in control and prior to his 65th birthday, Transco will pay him, as a termination payment, a lump sum equal to his annual salary, estimated bonus amounts based upon a certain target

------------------------

(2) A "Change of Control" is defined to include the acquisition by any person of beneficial ownership of 25% or more of the outstanding shares of Transco common stock, approval by the stockholders of Transco of a reorganization, merger or consolidation, subject to certain circumstances, and approval by the stockholders of Transco of a complete liquidation or dissolution of Transco or the sale or other disposition of all or substantially all of the assets of Transco, subject to certain circumstances.

award percentage which must equal at least 50% of his base salary and the value of certain benefits under Transco's benefit plans and programs which would have accrued during a period of up to five years after the change in control, subject to certain adjustments and offsets. Mr. Dagley and Mr. Varner have also entered into Termination Agreements with provisions similar to those described above for Mr. Des Barres except that each shall be entitled to receive, upon termination within three years after a change in control, a lump sum amount equal to the sum of annual base salary, estimated bonus amounts and certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to three years after the change in control. In addition, a Termination Agreement is also in effect for Mr. Neuhausel. Mr. Neuhausel's Termination Agreement has the same provisions as the Agreements of Messrs. Dagley and Varner, except that his total payments under the Termination Agreement will be limited to an amount such that no payments to him will be "excess parachute payments" for tax purposes.

     Mr. Des Barres has also entered into a Severance Agreement which provides benefits similar to the Termination Agreement for the period from the date of termination and ending September 1996, but is not conditioned upon the occurrence of a change in control of Transco. The Severance Agreement terminates in September 1996, unless extended by mutual agreement. Mr. Best has entered into a Severance Agreement with provisions similar to those described for Mr. Des Barres, except that the Severance Agreement provides, upon termination of employment by Transco, for the payment by Transco of a lump sum equal to Mr. Best's annual base salary, estimated bonus amounts and the value of certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to three years after termination. Messrs. Dagley, Neuhausel and Varner have entered into Severance Agreements with provisions similar to those described above for Mr. Best, except that the Agreements provide for the payment by Transco of benefits which would have accrued during a one-year period after termination and the payment of the annual base salary amount is to be paid in semi-monthly installments for twelve months and certain benefits for tax, financial and outplacement counseling.

     Transco, Williams and each of Messrs. Des Barres, Dagley, Neuhausel and Varner entered into agreements dated as of December 11, 1994 providing that such executives agree to eliminate their rights under their Severance Agreements upon any termination of their employment following a change of control in which they receive benefits under their Termination Agreements except that (i) in the case of Messrs. Des Barres, Dagley and Varner, to the extent they would receive less than one year's salary as severance under their respective Termination Agreement, they will continue to receive the balance of one year as severance under their Severance Agreement, and (ii) in the case of Messrs. Dagley, Neuhausel and Varner, they will continue to receive certain tax, financial counseling and outplacement benefits provided under their Severance Agreements.

     On December 11, 1994, Transco's board of directors established the Senior Executive Special Bonus and Retention Plan (the Senior Executive Plan), under which the participants received bonuses as a result of the consummation of the tender offer by Williams and will receive bonuses following the consummation of the Merger or another Extraordinary Transaction (as defined in the Senior Executive Plan) involving Transco, if such event occurs on or before December 31, 1995. The bonuses payable under the Senior Executive Plan consist of (i) a cash bonus (Transaction Bonus) which was paid upon the consummation of the tender offer, and (ii) a retention bonus (Retention Bonus) in an amount equal to the Transaction Bonus, also payable in cash, on the later of December 31, 1995 or the sixth month anniversary of the effective date of the Merger or another Extraordinary Transaction. An individual participant will be eligible to receive the Retention Bonus only if (i) he is employed by Transco on the date the Retention Bonus becomes payable, (ii) his employment is terminated by Transco before the Extraordinary Transaction in anticipation of, or at the request of a party intending to consummate, the Extraordinary Transaction, or
(iii) his employment is terminated by the participant for "good reason" or by Transco without "cause" (as defined in the participant's Termination Agreement with Transco) before the Retention Bonus becomes payable. The participants in the program, and the aggregate amount of the combined Transaction Bonus and Retention Bonus that each of them is eligible to receive under the Senior Executive Plan are: Messrs. Des Barres ($2,062,500), Best ($1,375,000), Dagley ($1,375,000) and Varner ($687,500). Pursuant to such participants' Termination Agreements (or in the case of Mr. Best, his Severance Agreement), Transco indemnifies the participants against certain excise taxes payable by them, which would include any such excise taxes payable on bonuses under the Senior Executive Plan.

COMPENSATION OF DIRECTORS

     All of the directors of TGPL are officers of TGPL and receive no additional compensation for their services as a TGPL director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     TGPL does not have a compensation committee. Compensation determinations for TGPL executive officers are made by Transco's board of directors or its Compensation Committee. The Transco board of directors and its Compensation Committee receive input from Transco management as well as independent executive compensation consultants.

ITEM 12.  SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT.

     All references to beneficial ownership in this Item 12 are as of March 3, 1995.

COMMON STOCK OF TRANSCO ENERGY COMPANY:


                                    AMOUNT BENEFICIALLY OWNED
   NAME OF BENEFICIAL OWNER            AS OF MARCH 3, 1995           PERCENT OF CLASS
------------------------------      -------------------------        ----------------
John P. Des Barres  . . . . .              351,046.273                      .85

Robert W. Best  . . . . . . .              187,228.000                      .46

Larry J. Dagley . . . . . . .              146,580.623                      .36

David E. Varner . . . . . . .              143,950.251                      .35

Nicholas J. Neuhausel . . . .               73,279.789                      .18

All Directors and Executive              1,082,312.129                     2.60
Officers as a Group (10 persons)



PREFERRED STOCK OF TGPL

     None of the directors and executive officers of TGPL own any preferred stock of TGPL.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

========================================================================

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                    PAGE
                                                                REFERENCE TO
                                                                 1994 10-K
                                                                ------------
A.   INDEX
     -----

     1.    FINANCIAL STATEMENTS:

           Report of Independent Public Accountants                    31

           Management Responsibility
           for Financial Statements                                    32

           Balance Sheet as of
           December 31, 1994 and 1993                                33-34

           Statement of Income for the Years
           Ended December 31, 1994, 1993 and 1992                      35

           Statements of Retained Earnings
           and Premium on Capital Stock
           and Other Paid-In Capital for the Years
           Ended December 31, 1994, 1993 and 1992                      36

           Statement of Cash Flows for the Years
           Ended December 31, 1994, 1993 and 1992                      37

           Notes to Financial Statements                             38-67

         2.      FINANCIAL STATEMENT SCHEDULES:

                 The following schedules are omitted because of the absence of the conditions under which they are required:

                 I, II, III, IV, and V.

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
                          amended, of TGPL. (Exhibit 3.1 to TGPL Form 8-K dated January 23, 1987 Commission File Number 1-7584

                          a) Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Form 10-K for 1993 Commission File Number 1-7513)

                          b) Certificate of Amendment, dated December 22, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Form 10-K for 1993 Commission File Number 1-7513)

                          c) Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Form 10-K for 1993 Commission File Number 1-7513)

         -       2        By-Laws of TGPL, as amended. (Exhibit (10)-13 to
                          Transco Form 10-K for 1992 Commission File Number
                          1-7584)

(4) -    1       Certificate of Designation, Preferences and Rights relating to
                 Registrant's Cumulative Preferred Stock, $8.75 Series.
                 (Exhibit 3.1 to TGPL Form 8-K dated January 23, 1987
                 Commission File Number 1-7584)

         -       2        Indenture, dated as of June 1, 1983, between TGPL and
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

                          d) Certified Resolutions of a Special Committee of the Board of Directors dated October 31, 1986. (Exhibit (4)-5d to TGPL Form 10-K for 1989 Commission File Number 1-7584)

                          e) Fourth Supplemental Indenture, dated as of November 7, 1986, from TGPL to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5e TGPL Form 10-K for 1989 Commission
                                  File Number 1-7584)

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
                          December 31, 1993 among Transco, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent (Exhibit (4)-5c to Transco Form
                          10-K for 1993 Commission File Number 1-7513)

                          (i) Second Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Citibank, N.A., as Agent. (Exhibit 30 to Amendment No. 3 to Transco Schedule 14D-9 Commission File Number 005-19963)

                          (ii) Third Amendment Agreement dated as of December 12, 1994 among Transco, the Banks named therein and Citibank, N.A., as Agent (Exhibit 31 to Amendment No. 3 to Transco
                                  Schedule 14D-9 Commission File Number
                                  005-19963)

         -       5        Reimbursement Agreement dated as of December 31, 1993
                          among Transco, the Banks named herein and Bank of Montreal as Agent and Issuing Bank (Exhibit (4)-7 to
                          Transco Form 10-K for 1993 Commission File Number
                          1-7513)

                          (a) Second Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 32 to Amendment No. 3 to Transco Schedule 14D-9 Commission File Number 005-19963)

                          (b) Third Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 33 to Amendment No. 3 to Transco
                                  Schedule 14D-9 Commission File Number
                                  005-19963)

         -       6        Credit Agreement dated as of February 23, 1995 by and
                          among TGPL, Texas Gas, The Williams Companies, Inc.,
                          Northwest Pipeline Corporation, Williams Pipe Line
                          Company and Citibank, N.A. as agent and the Banks named therein (Exhibit (4)-7 to Transco Form 10-K for
                          1994 Commission File Number 1-7513)

(10)-       1        1983 Incentive Plan of Transco (Transco Registration
                     Statement No. 2-85895)

    -       2        Transco Tran$tock Employee Stock Ownership Plan
                     (Transco Registration Statement No. 33-11721)

    -       3        Incentive Compensation Plan of Transco (Exhibit
                     (10)-4 to Transco Form 10-K for 1989 Commission File
                     Number 1-7513)

    -       4        Benefit Restoration Plan of Transco (Exhibit (10)-4
                     to Transco Form 10-K for 1992 Commission File Number
                     1-7513)

    -       5        Lease Agreement, dated October 5, 1981, between TGPL
                     and Post Oak/Alabama, a Texas partnership.  (Exhibit
                     (10)-7 to Transco Form 10-K for 1989 Commission File
                     Number 1-7513)

    -       6        1991 Incentive Plan of Transco. (Transco
                     Registration Statement No. 33-40495)

    -       7        Amended and Restated 1991 Incentive Stock Plan
                     (Exhibit (10)-3 to Transco Form 10-K for 1994
                     Commission File Number 1-7513)

    -       8        Form of Supplemental Retirement Agreement which
                     Transco has entered into with Messrs. Dagley and Varner (Exhibit (10)-7 to Transco Form 10-K for 1992
                     Commission File Number 1-7513)

    -       9        Form of Termination Agreement which Transco has
                     entered into with Messrs. Best, Dagley and Varner
                     (Exhibit (10)-8 to Transco Form 10-K for 1992
                     Commission File Number 1-7513)

    -       10       Severance Agreement between Transco and John P.
                     Des Barres, effective as of September 14, 1991 (Exhibit
                     (10)-10 to Transco Form 10-K for 1992 Commission File
                     Number 1-7513)

    -       11       Termination Agreement between Transco and John P.
                     Des Barres, effective as of September 14, 1991 (Exhibit
                     (10)-11 to Transco Form 10-K for 1992 Commission File
                     Number 1-7513)

    -       12       Severance Agreement, dated as of March 25, 1992, by
                     and between Transco and Robert W. Best (Exhibit
                     (10)-12 to Transco Form 10-K for 1993 Commission File
                     Number 1-7513)

    -       13       Severance Agreement, dated as of March 17, 1993, by
                     and between Transco and David E. Varner and schedule identifying substantially similar Severance Agreements between Transco and other executive officers (Exhibit (10)-13 to Transco
                     Form 10-K for 1993 Commission File Number 1-7513)

    -       14       Indemnification Agreement between Transco and David
                     E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco and other executive officers (Exhibit (10)-16 to Transco Form 10-K for 1993 Commission File Number
                     1-7513)

    -       15       Termination Agreement dated as of December 11, 1994
                     between Transco and Nicholas J. Neuhausel (Exhibit 7
                     to Schedule 14D-9 Commission File Number 005-19963)

    -       16       Amendment dated as of December 11, 1994 to the
                     Termination Agreement between Transco and Larry J.
                     Dagley dated as of March 25, 1992 (Exhibit 8 to
                     Schedule 14D-9 Commission File Number 005-19963)

    -       17       Amendment dated as of December 11, 1994 to the
                     Termination Agreement between Transco and David E.
                     Varner dated as of March 25, 1992 (Exhibit 10 to
                     Schedule 14D-9 Commission File Number 005-19963)

    -       18       Amendment dated as of December 11, 1994 to the
                     Termination Agreement between Transco and John P.
                     Des Barres dated as of October 31, 1991 (Exhibit 11 to
                     Schedule 14D-9 Commission File Number 005-19963)

    -       19       Amendment dated as of December 11, 1994 to the
                     Severance Agreement between Transco and Robert W.
                     Best dated March 25, 1992 (Exhibit 12 to Schedule
                     14D-9 Commission File Number 005-19963)

    -       20       Senior Executive Special Bonus and Retention Plan
                     (Exhibit 13 to Schedule 14D-9 Commission File Number
                     005-19963)

    -       21       Agreement dated as of December 11, 1994 between
                     Transco, The Williams Companies, Inc. and Larry J.
                     Dagley (Exhibit 14 to Schedule 14D-9 Commission File
                     Number 005-19963)

    -       22       Agreement dated as of December 11, 1994 between
                     Transco, The Williams Companies, Inc. and David E.
                     Varner (Exhibit 15 to Schedule 14D-9 Commission File
                     Number 005-19963)

    -       23       Agreement dated as of December 11, 1994 between
                     Transco, The Williams Companies, Inc. and Nicholas
                     Neuhausel (Exhibit 16 to Schedule 14D-9 Commission
                     File Number 005-19963)

    -       24       Agreement dated as of December 11, 1994 between
                     Transco, The Williams Companies, Inc. and John P.
                     Des Barres (Exhibit 19 to Schedule 14D-9 Commission File
                     Number 005-19963)


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

                                            TRANSCONTINENTAL GAS PIPE
                                                 LINE CORPORATION
                                                     Registrant


                                       By:    /s/ Nick A. Bacile
                                          ------------------------------------
                                              Nick A. Bacile
                                              Vice President and Controller
                                              (principal accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of March, 1994, below by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURE                   TITLE
             ---------                   -----
        JOHN P. DES BARRES               Chairman of the Board and Chief Executive
       (John P. Des Barres)              Officer (principal executive officer)


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