Form 10-Q
period 1995-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1995-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1995

                                            OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ......... to ..........
                               Commission File Number 1-7584


                        TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                  (Exact name of registrant as specified in its charter)


                   Delaware                              74-1079400
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

            2800 Post Oak Boulevard
                P. O. Box 1396
                Houston, Texas                              77251
   (Address of principal executive offices)              (Zip Code)

             Registrant's telephone number, including area code (713) 439-2000

                                           None
              (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $1.00 per share, outstanding as of March 31, 1995 was 100.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCONTINENTAL GAS PIPE LINE CORPORATION (TGPL)


    The condensed financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Financial Statements, and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K.

The acquisition of Transco Energy Company and subsidiaries, including TGPL, by The Williams Companies was accounted for using the purchase method of accounting.  Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONDENSED BALANCE SHEET
                                       (Thousands of Dollars)


                                                                 Post-Acquisition   Pre-Acquisition
                                                                 ________________   _______________
                                                                      March 31,   |    December 31,
                                                                       1995       |       1994
                                                                 ________________ | _______________
          ASSETS                                                                  |
                                                                                  |
Current Assets:                                                                   |
                                                                                  |
  Cash                                                              $      4,343  |  $       1,628
  Deposits                                                                 7,944  |          7,218
  Receivables                                                            131,802  |         61,113
  Advances to Transco                                                          -  |        115,974
  Transportation and exchange gas receivables:                                    |
    Affiliates                                                            21,111  |         18,882
    Others                                                                93,990  |         92,870
  Inventories                                                             74,340  |         63,098
  Deferred income tax benefits                                            37,105  |         34,578
  Other                                                                   17,133  |         20,628
                                                                   ______________ | _______________
      Total current assets                                               387,768  |        415,989
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Property, Plant and Equipment, at cost:                                           |
  Natural gas transmission plant                                       2,991,576  |      4,340,912
  Less-Accumulated depreciation and amortization                          31,344  |      2,578,069
                                                                   ______________ | _______________
                                                                                  |
      Property, plant and equipment, net                               2,960,232  |      1,762,843
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Other Assets:                                                                     |
  Other                                                                  167,872  |         91,796
                                                                   ______________ | _______________
      Total other assets                                                 167,872  |         91,796
                                                                   ______________ | _______________
                                                                                  |
                                                                    $  3,515,872  |  $   2,270,628
                                                                   ______________ | _______________
                                                                   ______________ | _______________



The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of Transco Energy Company and subsidiaries, including TGPL, by The Williams Companies was accounted for using the purchase method of accounting.  Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONDENSED BALANCE SHEET
                                       (Thousands of Dollars)


                                                                   Post-Acquisition    Pre-Acquisition
                                                                   ________________    _______________
                                                                       March 31,    |     December 31,
                                                                         1995       |         1994
                                                                   ________________ |  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY                                         |
                                                                                    |
                                                                                    |
Current Liabilities:                                                                |
                                                                                    |
  Payables                                                          $    166,958    | $     170,938
  Advances from Transco                                                   16,831    |             -
  Transportation and exchange gas payables:                                         |
    Affiliates                                                             1,158    |         2,687
    Others                                                                51,382    |        47,218
  Accrued liabilities                                                    106,340    |        84,535
  Reserve for rate refunds                                                24,082    |        68,862
  Other                                                                   13,440    |        13,553
                                                                   ______________   | ______________
       Total current liabilities                                         380,191    |       387,793
                                                                   ______________   | ______________
                                                                                    |
Long-Term Debt, less current maturities                                  671,987    |       644,238
                                                                   ______________   | ______________
                                                                                    |
Other Liabilities and Deferred Credits:                                             |
  Income taxes                                                           794,291    |       302,846
  Income taxes refundable to customers                                     6,189    |         8,781
  Other                                                                  110,014    |        62,768
                                                                   ______________   | ______________
       Total other liabilities and deferred credits                      910,494    |       374,395
                                                                   ______________   | ______________
                                                                                    |
                                                                                    |
Commitments and contingencies (Notes C, D and E)                                    |
                                                                                    |
                                                                                    |
Cumulative Redeemable Preferred Stock, without par value:                           |
  Authorized 10,000,000 shares:                                                     |
       Stated value $100 per share, issued and outstanding                          |
       - 0 - and 497,444 shares in 1995 and 1994, respectively                 -    |        49,744
       Less - Issue expense                                                    -    |           369
                                                                    _____________   | _____________
       Total Preferred stock                                                   -    |        49,375
                                                                    _____________   | _____________
                                                                                    |
                                                                                    |
Cumulative Redeemable Second Preferred Stock,                                       |
  without par value:                                                                |
       Authorized 2,000,000 shares: none issued or outstanding                 -    |            -
                                                                    _____________   | _____________
                                                                                    |
                                                                                    |
Common Stockholder's Equity:                                                        |
  Common stock $1.00 par value                                                      |
       100 shares authorized, issued and outstanding                           -    |             -
  Premium on capital stock and other paid-in capital                   1,532,915    |       285,792
  Retained earnings                                                       20,285    |       529,035
                                                                   ______________   | ______________
       Total common stockholder's equity                               1,553,200    |       814,827
                                                                   ______________   | ______________
                                                                                    |
                                                                    $  3,515,872    | $   2,270,628
                                                                   ______________   | ______________
                                                                   ______________   | ______________


The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of Transco Energy Company and subsidiaries, including TGPL, by The Williams Companies was accounted for using the purchase method of accounting.  Accordingly,  the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                                CONDENSED STATEMENT OF INCOME
                                                   (Thousands of Dollars)


                                                 Post-Acquisition                    Pre-Acquisition
                                                __________________     __________________________________________
                                                                    |     For the Period
                                                  For the Period    |     January 1, 1995         For the Three
                                                 January 18, 1995   |           to                Months Ended
                                                 to March 31, 1995  |    January 17, 1995        March 31, 1994
                                                __________________  |   __________________      ________________
                                                                    |
                                                                    |
Operating Revenues:                                                 |
                                                                    |
  Natural gas sales                               $      118,960    |    $        31,701         $     226,412
  Natural gas transportation                             142,827    |             32,775               166,123
  Natural gas storage                                     32,851    |              7,452                37,728
  Other                                                    1,021    |                133                 1,652
                                                _________________   |   _________________       _______________
      Total operating revenues                           295,659    |             72,061               431,915
                                                _________________   |   _________________       _______________
                                                                    |
Operating Costs and Expenses:                                       |
  Cost of natural gas sales                              118,952    |             31,691               226,561
  Cost of natural gas transportation                      26,072    |              6,279                28,184
  Operation and maintenance                               36,302    |              8,722                40,814
  Administrative and general                              30,164    |              7,063                37,057
  Provision for executive severance benefits                   -    |             16,048                     -
  Depreciation and amortization                           30,649    |              5,560                30,143
  Taxes - other than income taxes                          6,978    |              1,558                 8,716
                                                _________________   |   _________________       _______________
      Total operating costs and expenses                 249,117    |             76,921               371,475
                                                _________________   |   _________________       _______________
                                                                    |
Operating Income (Loss)                                   46,542    |             (4,860)               60,440
                                                _________________   |   _________________       _______________
                                                                    |
Other (Income) and Other Deductions:                                |
  Interest expense       - affiliates                        128    |                  2                     -
                         - other                          12,494    |              2,595                15,805
  Interest income        - affiliates                       (304)   |               (207)               (1,790)
                         - other                            ( 79)   |               ( 12)                ( 125)
  Allowance for equity and borrowed funds used                      |
    during construction (AFUDC)                             (946)   |               (234)                 (835)
  Miscellaneous other (income) and deductions, net         1,006    |                349                 2,114
                                                _________________   |   _________________       _______________
      Total other (income) and other deductions           12,299    |              2,493                15,169
                                                _________________   |   _________________       _______________
                                                                    |
Income (Loss) Before Income Taxes                         34,243    |             (7,353)               45,271
                                                                    |
Provision for Income Taxes                                13,236    |              2,309                16,023
                                                _________________   |   _________________       _______________
                                                                    |
Net Income (Loss)                                         21,007    |             (9,662)               29,248
                                                                    |
Dividends on Preferred Stock                                 722    |                194                 1,599
                                                _________________   |   _________________       _______________
                                                                    |
Common Stock Equity in Net Income (Loss)          $       20,285    |    $        (9,856)        $      27,649
                                                _________________   |   _________________       _______________
                                                _________________   |   _________________       _______________





The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of Transco Energy Company and subsidiaries, including TGPL, by The Williams Companies was accounted for using the purchase method of accounting.  Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                                    TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                         CONDENSED STATEMENT OF CASH FLOWS
                                              (Thousands of Dollars)


                                                          Post-Acquisition                Pre-Acquisition
                                                         __________________    ______________________________________
                                                                            |    For the Period
                                                           For the Period   |    January 1, 1995     For the Three
                                                          January 18, 1995  |          to            Months Ended
                                                          to March 31, 1995 |   January 17, 1995    March 31, 1994
                                                         __________________ |  __________________  ________________
                                                                            |
                                                                            |
Cash flows from operating activities:                                       |
                                                                            |
    Net income (loss)                                       $     21,007    |     $    (9,662)       $    29,248
    Adjustments to reconcile net income to net cash                         |
     provided by (used in) operating activities:                            |
       Depreciation and amortization                              33,579    |           6,165             34,201
       Deferred income taxes                                      (9,116)   |           5,348             (9,472)
       Provision for executive severance benefits                      -    |          16,048                  -
       Tran$tock compensation expense                                  -    |               -                900
       Allowance for equity funds used during                               |
         construction (AFUDC)                                       (787)   |            (190)              (608)
       Changes in operating assets and liabilities:                         |
         Deposits                                                ( 1,237)   |             511              ( 164)
         Receivables                                             (63,575)   |          (7,114)            25,643
         Transportation and exchange gas receivable                2,352    |          (5,701)           (18,901)
         Inventories                                              (8,595)   |          (2,647)            17,077
         Payables                                                  5,397    |          (8,059)           (44,889)
         Transportation and exchange gas payable                  (2,299)   |           4,934             21,511
         Accrued liabilities                                       2,742    |          (4,755)            (1,367)
         Reserve for rate refunds                                (17,935)   |         (26,846)           (61,948)
         Other, net                                              ( 6,172)   |            (439)            (4,383)
                                                            _____________   |     ____________       ____________
          Net cash used in operating activities                  (44,639)   |         (32,407)           (13,152)
                                                            _____________   |     ____________       ____________
                                                                            |
Cash flows from financing activities:                                       |
    Additions to long-term debt                                   20,000    |               -                  -
    Retirement of preferred stock                                (49,744)   |               -                  -
    Advances from Transco                                        125,410    |          11,647                  -
    Retirement of advances from Transco                         (116,774)   |          (3,452)                 -
    Dividends on preferred stock                                  (1,647)   |               -             (1,599)
                                                            _____________   |    _____________      _____________
          Net cash provided by (used in) financing activities    (22,755)   |           8,195             (1,599)
                                                            _____________   |    _____________      _____________
                                                                            |
Cash flows from investing activities:                                       |
    Property, plant and equipment, net of equity AFUDC           (28,438)   |          (4,896)           (11,375)
    Sale of assets                                                11,755    |               -                  -
    Advances to Transco                                         (232,939)   |         (72,621)          (439,106)
    Retirement of advances to Transco                            285,314    |         136,220            465,199
    Other, net                                                       (50)   |             (24)               444
                                                            _____________   |    _____________      _____________
          Net cash provided by investing activities               35,642    |          58,679             15,162
                                                            _____________   |    _____________      _____________
                                                                            |
Net increase (decrease) in cash and cash equivalents             (31,752)   |          34,467                411
Cash and cash equivalents at beginning of period                  36,095    |           1,628              1,094
                                                            _____________   |    _____________      _____________
Cash and cash equivalents at end of period                  $      4,343    |     $    36,095        $     1,505
                                                            _____________   |    _____________      _____________
                                                            _____________   |    _____________      _____________
                                                                            |
Supplemental disclosures of cash flow information:                          |
    Cash paid (refunded) during the year for:                               |
       Interest (net of amount capitalized)                 $     12,448    |     $     5,406        $    21,296
       Income taxes, net                                             445    |          12,286            (28,453)


The accompanying condensed notes are an integral part of these condensed financial statements.

                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           NOTES TO CONDENSED FINANCIAL STATEMENTS

                   A.  ORGANIZATION AND CONTROL AND BASIS OF PRESENTATION


Organization and Control
________________________


Prior to May 1, 1995, Transcontinental Gas Pipe Line Corporation (TGPL) was a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company and, as used herein, the term "Transco" refers to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires.

As discussed in TGPL's 1994 Annual Report on Form 10-K, on December 12, 1994, Transco and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60% of the outstanding shares of Transco's common stock. The cash tender offer was then followed by a stock merger (Merger) in which shares of Transco's common stock not purchased in the tender offer were exchanged for approximately 10.2 million shares of Williams' common stock.

The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7% of the outstanding shares of Transco's common stock were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. The exchange of the remainder of the outstanding shares of Transco's common stock for Williams' common stock was approved by a majority of Transco's stockholders on April 28, 1995 and occurred on the May 1, 1995 effective date of the Merger.

In addition, at the effective date of the Merger, Transco declared and paid as dividends to Williams all of Transco's interests in its principal operating subsidiaries, TGPL, Texas Gas Transmission Corporation (Texas
Gas), Transco Gas Marketing Company (TGMC) and Transco Coal Company.

Basis of Presentation
_____________________


The condensed financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1994 Annual Report on Form 10-K.

Prior to 1993, TGPL was responsible for all jurisdictional gas sales to its pipeline customers. After Federal Energy Regulatory Commission (FERC) approval in January 1993, Transco realigned its gas marketing businesses under the common management of TGMC to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant gas sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. Consequently, TGPL's merchant gas sales service has had no impact on its results of operations.

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

As a subsidiary of Transco, TGPL has engaged in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, TGPL has made interest-bearing advances to Transco and received interest-bearing advances and capital contributions from Transco. These advances are represented by demand notes. TGPL currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Balance Sheet. As general Transco corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A.

Effective May 1, 1995, TGPL began participation in Williams' cash management program. On that date, the balance of the advances due to Transco were transferred by Transco to Williams. These advances are represented by demand notes. According to Williams' general corporate policy, the interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%.

The acquisition of Transco Energy Company and its subsidiaries, including TGPL, by Williams has been accounted for using the purchase method of accounting. Accordingly, a preliminary allocation of the estimated purchase price was assigned to the assets and liabilities of TGPL based on their estimated fair values. The accompanying financial statements reflect the pushdown of TGPL's share of 100% of the estimated purchase price, even though Williams owned only 60% of Transco at March 31, 1995, due to the certainty of Williams closing on the remaining 40% of Transco on May 1, 1995. The estimated purchase price allocation to TGPL primarily consisted of a $1.2 billion allocation to property, plant and equipment, which will be amortized over the useful lives of those assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current FERC policy does not permit TGPL to recover through rates amounts in excess of original cost.

Williams is continuing to evaluate the purchase price allocation. Therefore, TGPL's Condensed Balance Sheet as of March 31, 1995 and Condensed Statement of Income for the period January 18, 1995 to March 31, 1995 have been prepared based on a preliminary allocation of the purchase price prior to the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on TGPL's condensed financial statements.

Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the preliminary allocation of the estimated purchase price, TGPL's Condensed Statement of Income and Condensed Statement of Cash Flows for the three months ended March 31, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

Certain other reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

                         B. MERGER WITH THE WILLIAMS COMPANIES, INC.

The following table presents the changes in the components of TGPL's common stockholder's equity, including the effects of the acquisition by Williams, for the three months ended March 31, 1995 (expressed in thousands).

                                                     Post-Acquisition       Pre-Acquisition
                                                     _________________    ___________________
                                                      For the Period   |    For the Period
                                                     January 18, 1995  |    January 1, 1995
                                                     to March 31, 1995 |  to January 17, 1995
                                                     _________________ |  ___________________
                                                                       |
Common Stock:                                                          |
                                                                       |
  Balance at beginning and end of period              $           -    |    $           -
                                                      ______________   |   _______________
                                                                       |
Premium on Capital Stock and Other Paid-in Capital:                    |
  Balance at beginning of period                            285,792    |          285,792
    Loss on reacquired preferred stock, net                    (369)   |                -
    Acquisition adjustment to eliminate retained earnings   519,179    |                -
    Acquisition adjustment to record assets and                        |
      liabilities at fair value                             728,313    |                -
                                                      ______________   |   _______________
                                                                       |
  Balance at end of period                                1,532,915    |          285,792
                                                      ______________   |   _______________
                                                                       |
Retained Earnings:                                                     |
  Balance at beginning of period                            519,179    |          529,035
    Net income (loss)                                        21,007    |           (9,662)
    Dividends on preferred stock                               (722)   |             (194)
    Acquisition adjustment to eliminate retained                       |
      earnings                                             (519,179)   |                -
                                                     _______________   |   _______________
  Balance at end of period                                   20,285    |          519,179
                                                     _______________   |   _______________
                                                                       |
Total Common Stockholder's Equity                     $   1,553,200    |    $     804,971
                                                     _______________   |   _______________
                                                     _______________   |   _______________

                                   C.  REGULATORY MATTERS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than described below.

Rate Matters
____________

On March 1, 1995, TGPL filed with the FERC a general rate case (Docket No. RP95-197). The general rate filing proposes changes in the rates for TGPL's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates would generate additional jurisdictional revenues of approximately $132 million over the rates currently in effect, based primarily on: (1) an increase in rate base resulting from additional plant and higher working capital requirements and a reduction in accumulated deferred income taxes; (2) an increase in operation and maintenance expenses; and (3) an increase in TGPL's cost of capital resulting from an increase in the equity component of the capital structure used (the filing is based on TGPL's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45 percent to the proposed rate of return on equity of 15.25 percent.

TGPL also proposes to: (1) eliminate the non-gas demand charge under Rate Schedule FS; (2) refunctionalize certain jointly owned transmission facilities to the gathering function; and (3) eliminate the interruptible transportation (IT) crediting mechanism. TGPL also filed pro forma tariff sheets, to be effective on a prospective basis, for two new Part 284 services, an interconnect transfer service and a gas management service, and a pro forma tariff sheet to reflect market-based rates for its non-IT feeder transactions, should the FERC decide to set TGPL's IT rates for hearing in this docket. TGPL further proposed to eliminate the "at risk" certificate condition governing its Mobile Bay facilities on a prospective basis. Finally, TGPL proposed certain other changes to the terms and conditions of its tariff, none of which would have a significant impact on operating income.

On March 31, 1995, the FERC issued an order on TGPL's filing which accepts and suspends the tariff sheets, to be effective September 1, 1995, subject to refund, relating to TGPL's rates, and establishes hearing procedures. The March 31 order also accepts, to be effective April 1, 1995, the tariff sheets changing TGPL's terms and conditions of service, subject to the outcome of a technical conference at which parties will have the opportunity to discuss TGPL's terms and conditions of service, system operations and proposed new services. As to market-based IT rates, the FERC accepted TGPL's pro forma tariff sheet but deferred action until after the FERC has completed its generic review of market-based rates. As to the elimination of the IT crediting mechanism, the FERC permitted TGPL to eliminate the IT crediting mechanism subject to the outcome of the hearing where the reasonableness of TGPL's test period projections for interruptible services must be examined.

At a prehearing conference on April 18, 1995, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by TGPL's filing. The first phase will address the rate of return and capital structure in the filing with a hearing schedule to commence in October 1995, and the second phase will address the remaining rate issues with a hearing to commence in May 1996.

As discussed in TGPL's 1994 Annual Report on Form 10-K, the issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in TGPL's general rate case (Docket No. RP92-137) by the FERC orders approving TGPL's implementation of Order
636. In an ALJ's initial decision issued on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. TGPL has filed for rehearing of the FERC's February 1995 order. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

Other Regulatory Matters
________________________

Order 636

TGPL expects that any Order 636 transition costs incurred should be recovered from customers of TGPL, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Order 94-A

TGPL's Rate Settlement and GIC Docket No. RP90-8 Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, TGPL and Columbia filed with the FERC for approval a letter agreement in which TGPL agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between TGPL and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 26 settlement and requiring TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia. The FERC granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. Both TGPL and Columbia requested rehearing of the February 13 order. On May 1, 1995, the FERC issued an order denying both TGPL's and Columbia's requests for rehearing of that order, and directing TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia, plus interest from March 15, 1995. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

                                    D.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than as described below.

Royalty claims
______________

As discussed in TGPL's 1994 Annual Report on Form 10-K, in connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements. As also discussed in TGPL's 1994 Annual Report on Form 10-K, TGPL has been advised by Freeport-McMoRan, Inc. (FMP) that the Minerals Management Service has made claims due under certain gas contracts. FMP has asserted that TGPL's royalty reimbursement obligation to FMP is approximately $5.7 million, including interest. TGPL has denied any liability to FMP. On or about March 3, 1995, TGPL filed suit against FMP, FM Properties Operating Co. and FMP Operating Company in the 53rd Judicial District Court of Travis County, Texas, under the Texas Uniform Declaratory Judgements Act seeking a determination that TGPL is not liable to defendants under the terms of the gas contracts. On April 3, 1995, the defendants filed their answer and a plea in abatement. On or about March 30, 1995, FMP and FM Properties Operating Co., filed a petition for specific performance seeking recovery against TGPL and Transco, for the sums claimed under the gas contracts. On May 4, 1995, TGPL and Transco filed an answer denying any liability to plaintiffs.

                                  E.  ENVIRONMENTAL MATTERS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than as described below.

TGPL is subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. In addition, pursuant to the 1990 Amendments, the Environmental Protection Agency (EPA) has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved.

In February 1995, three citizens filed suit against TGPL in federal district court in Virginia for alleged violations of several provisions of both federal and state air regulations. Since 1991, TGPL has worked with the appropriate Virginia agencies pursuant to an agreement to resolve the emissions issues raised by the citizens. TGPL believes the state agencies are in agreement with the actions proposed by TGPL which will resolve emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend any suit brought by the citizens. In March 1995, TGPL filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. Although no assurances can be given, TGPL does not believe that this issue will have a material adverse effect on its financial condition, results of operations or net cash flows.

                                        F.  FINANCING

Recapitalization
________________

In connection with the Merger, in January 1995, the boards of directors of Transco and Williams approved a recapitalization plan for Transco under which Williams agreed to advance or contribute to Transco up to an estimated $950 million. The following actions were completed in the first quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL:

- -    Termination of Transco's Amended Bank Credit Facility dated December
     31, 1993, and the repayment of the outstanding balance of $36 million, replacing it with the Williams Credit Agreement described below;

- -    Termination of the program to sell monthly trade receivables of TGPL, replacing it with the Williams Credit Agreement described below with the expectation that at some future time Williams will enter into a new receivables program; and

- -    Termination of Transco's Reimbursement Facility dated December 31,
     1993.

Transco's Amended Bank Credit Facility was replaced with a Credit
Agreement among Williams and certain of its subsidiaries, TGPL and Texas Gas (Williams Credit Agreement).

The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million. Interest on advances is paid at a rate based on the base rate of Citibank N.A.; the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, plus 1/2%; or the Federal Funds Rate in effect, plus 1/2%.

                                     G. PREFERRED STOCK

TGPL redeemed all outstanding shares of its three cumulative preferred stock series in March 1995 for $49.7 million, or $100.00 per share, plus accrued dividends of $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF TRANSCONTINENTAL GAS PIPE LINE CORPORATION'S (TGPL) FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

INTRODUCTION

As discussed in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Financial Statements, Transco and Williams announced that they had entered into a Merger Agreement pursuant to which Williams acquired on January 18, 1995, through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock. The cash offer was then followed by a Merger in which shares of Transco's common stock not purchased in the tender offer were exchanged for approximately 10.2 million shares of Williams' common stock. The Merger was effective on May 1, 1995.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Prior to the completion of the Offer, TGPL funded its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, supplemented, when required, by repayments of funds advanced to Transco or advances by Transco.

After the completion of the Offer, TGPL began funding its capital requirements with cash flows from operating activities, by repayments of funds advanced to Transco and advances by Transco and borrowings under the Williams Credit Agreement. At March 31, 1995, there were outstanding advances from Transco totaling $17 million and borrowings under the Williams Credit Agreement totaling $20 million.

In connection with the Merger, in January 1995, the boards of directors of Transco and Williams approved a recapitalization plan for Transco under which Williams agreed to advance or contribute to Transco up to an estimated $950 million.

The following actions were completed in the first quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL:

- -  Termination of Transco's Amended Bank Credit Facility dated
   December 31, 1993, replacing it with the Williams Credit Agreement;

- - Termination of the program to sell monthly trade receivables of TGPL, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

- -  Termination of Transco's Reimbursement Facility dated December 31,
   1993; and

- - Redemption by TGPL of all of its outstanding preferred stock at $100.00 per share plus accrued dividends.

In February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded TGPL's debt securities from BB and Ba2 to BBB and Baal, respectively and TGPL's preferred stock from BB- and B1 to BBB- and Baa2, respectively. These upgrades should provide TGPL with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capitalization and Cash Flows
_____________________________

As shown in the following table, which is expressed in millions, at March 31, 1995, the percentage of total debt to total invested capital was 30.2%, compared to 42.7% at December 31, 1994. The increase in common stockholder's equity due to the preliminary allocation of the Williams purchase price, partially offset by the retirement of TGPL's preferred stock, was the primary reason for the reduction of the percentage of total debt to total invested capital.

                                                          Post-Acquisition| Pre-Acquisition
                                                          ________________| _______________
                                                              March 31,   |  December 31,
                                                                1995      |      1994
                                                          _____________   | ____________
                                                                          |
                                                                          |
Common Stockholder's Equity                                  $  1,553.2   |  $     814.8
Preferred Stock                                                       -   |         49.4
Long-term Debt, less Current Maturities                           672.0   |        644.2
                                                            ___________   |  ___________
    Total Capitalization                                        2,225.2   |      1,508.4
Short-term Debt and Current Maturities of Long-term Debt              -   |            -
                                                            ___________   |  ___________
    Total Invested Capital                                   $  2,225.2   |  $   1,508.4
                                                            ___________   |  ___________
                                                            ___________   |  ___________
                                                                          |
Long-term Debt, less Current Maturities, as a Percentage                  |
  of Total Capitalization                                         30.2%   |        42.7%
Common Stockholder's Equity as a Percentage                               |
  of Total Capitalization                                         69.8%   |        54.0%
Total Debt as a Percentage of Total Invested Capital              30.2%   |        42.7%


For purposes of the discussion of variances between the first quarter of 1995 and the first quarter of 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first quarter of 1995 have been combined for a pro forma presentation of cash flows for the first quarter of 1995.


                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used In Operating Activities                        $    77.0      $    13.2
                                                               __________    __________
                                                               __________    __________

Net cash flows used in operating activities for the three months ended March 31, 1995 were $64 million higher than for the three months ended March 31, 1994. This increase in cash outflows was primarily the result of the termination of the program to sell monthly trade receivables of TGPL in the first quarter of 1995.


                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used In Financing Activities                        $     14.6     $    1.6
                                                               __________    __________
                                                               __________    __________

Net cash flows used in financing activities for the three months ended March 31, 1995 included cash outflows for the retirement of $50 million of preferred stock by TGPL, partly offset by borrowings of $20 million by TGPL under the Williams Credit Agreement and net advances from Transco of $17 million.

Net cash flows used in financing activities for the three months ended March 31, 1994 were attributable to dividends of $2 million on preferred stock.


                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows provided by Investing Activities                    $     94.3     $    15.2
                                                               __________    __________
                                                               __________    __________

For the three months ended March 31, 1995, net cash flows provided by investing activities primarily included the net repayment of advances to Transco of $116 million and proceeds of $12 million from the sale of an interest in the Mobile Bay lateral, partly offset by capital expenditures for property, plant and equipment as shown on the following table.

For the three months ended March 31, 1994, cash flows from investing activities, primarily from Transco's net repayment of advances from TGPL, exceeded the cash outflows for capital expenditures for property, plant and equipment.


                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
Capital Expenditures                                              1995           1994
____________________                                           __________    __________
                                                                     (In millions)

    Market-Area Projects                                       $    11.2      $    2.7
    Supply-Area Projects                                             0.6           2.5
    Existing Facilities and Other Projects                          21.5           6.2
                                                               __________     __________
    Total Capital Expenditures                                 $    33.3      $   11.4
                                                               __________    __________
                                                               __________    __________

Other Capital Requirements and Contingencies
____________________________________________

TGPL's capital requirements and contingencies are discussed its 1994 Annual Report on Form 10-K. Other than described in Notes C, D and E of the Notes to Condensed Financial Statements, there have been no new developments from those described in TGPL's 1994 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

CONCLUSION
__________

Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from Williams and borrowings under the Williams Credit Agreement, will provide sufficient liquidity to meet its capital requirements. If necessary, TGPL also expects to be able to access public and private markets to finance its capital requirements.

RESULTS OF OPERATIONS

In January 1993, upon FERC approval, Transco realigned its gas marketing businesses under the common management of TGMC. TGMC, through an agency agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL. The financial performance of TGPL's sales service, both merchant and non-merchant, is discussed separately in the following discussion.

For purposes of the discussion of variances between the first quarter of 1995 and the first quarter of 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first quarter of 1995 have been combined for a pro forma presentation of results of operations for the first quarter of 1995.

Net and Operating Income

TGPL's net income for the three months ended March 31, 1995 was $10.4 million, compared with net income of $27.6 million for the three months ended March 31, 1994. The 1995 results include net after-tax charges related to the Merger totaling $18.3 million, primarily to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes, and the amortization of the amount of the Williams purchase price allocated to TGPL's property, plant and equipment. Excluding the after-tax charges, TGPL reported net income for the first quarter of 1995 of $28.8 million.

Excluding the charges related to the Merger, the higher net income was primarily due to higher net transportation revenues of $5.3 million (net of the related cost of transportation) and lower dividends on preferred stock of $0.7 million, partly offset by higher operation and maintenance costs of $4.2 million.

Transportation Services

TGPL's operating revenues, excluding sales and storage services increased $9 million to $177 million for the quarter ended March 31, 1995, when compared to the 1994 first quarter. Transportation revenues increased $9 million when compared to 1994, primarily due to increased throughput on the Mobile Bay lateral ($4.6 million) as a result of the change from interruptible transportation to firm transportation combined with additional demand revenues from the 1994 Southeast Expansion Project which was placed into service in November 1994 ($1.0 million).

Excluding the pre-tax effects of the charges related to the Merger in 1995 and the cost of sales and transportation of $183 million for 1995 and $255 million for 1994, TGPL's operating expenses for the first three months of 1995 increased approximately $5.1 million over the same period in 1994. The increase for the quarter was primarily due to higher costs for underground storage ($2.4 million) and miscellaneous contractual services ($1.0 million), partly offset by lower costs for main engine repairs ($0.6 million).

As shown in the table below, TGPL's total market-area deliveries for the first three months of 1995 were 8.1 Bcf, or 2%, lower than the 1994 first quarter. The decreased deliveries, primarily firm transportation volumes, are mainly due to the colder-than-normal weather in the market area during
January and February 1994.   The production-area deliveries for the first
three months of 1995 increased slightly when compared to the same period in 1994. As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting requirement, decreases or increases in system deliveries have no significant impact on operating income.

                                                                    Three Months
                                                                   Ended March 31,
                                                            ____________________________
TGPL System Deliveries (Bcf)                                   1995             1994
____________________________                                __________       __________

Market-area deliveries:
 Long-haul transportation                                       217.3            230.8
 Market-area transportation                                     139.6            134.2
                                                             _________        _________
   Total market-area deliveries                                 356.9            365.0
Production-area transportation                                   37.3             36.3
                                                             _________        _________
Total system deliveries                                         394.2            401.3
                                                             _________        _________
                                                             _________        _________

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

On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case.
Consequently, TGPL's current settlement rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL was appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). TGPL appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for TGPL, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop TGPL's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. Accordingly, the D.C. Circuit Court remanded the order to the FERC for further consideration. Although no assurances can be given, TGPL believes the final outcome of this issue will not have a material adverse effect on TGPL's financial position, results of operations or net cash flows.

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

Sales services

TGPL makes jurisdictional merchant gas sales to customers through a Firm Sales (FS) program and an Optional Firm Sales (OFS) program coupled with a firm transportation program as replacement for contract sales quantity. These programs give customers the option to purchase daily quantities of gas from TGPL at market-responsive prices in exchange for a demand charge payment to TGPL designed to recover the costs of gas in excess of current month spot prices that TGPL is obligated to pay under its producer contracts. In addition, TGPL makes jurisdictional merchant sales through an Interruptible Sales (IS) program and a Negotiated Sales (NS) program.

TGPL's operating revenues related to its sales service decreased $76 million to $151 million for the first quarter of 1995, when compared to the same period in 1994. Of this decrease, $70 million was related to lower volumes sold through TGPL's jurisdictional merchant sales services and $6 million was related to TGPL's cash-out program for the settlement of current month transportation imbalances; however, this decrease in revenues had no effect on TGPL's operating or net income variances when compared to the prior year quarter since the decrease was offset by a corresponding decrease in the cost of sales.


                                                                    Three Months
                                                                   Ended March 31,
                                                             __________________________
Gas Sales Volumes (Bcf)(1)                                      1995           1994
__________________________                                    ________       ________

Long-term sales                                                  53.7           67.2
Short-term sales                                                 28.2           18.0
                                                              ________       ________

 Total gas sales                                                 81.9           85.2
                                                              ________       ________
                                                              ________       ________

(1)  Effective January 1993, TGMC, through an agency agreement with TGPL, assumed management of TGPL's merchant sales service.

The issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving TGPL's implementation of Order 636. In an ALJ's initial decision issued on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. TGPL has filed for rehearing of the FERC's February 1995 order. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, TGPL believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

 Storage Services

TGPL's operating revenues for the first quarter of 1995 related to its storage services increased $3 million when compared to the first quarter of 1994. This increase reflects an increase in TGPL's storage rates effective in July 1994 due to higher storage rates charged to TGPL by the operator of the Leidy and Wharton storage fields; however, this increase in revenues was offset by a corresponding increase in underground storage costs as reflected in the operating expense variance discussed above.

                                 PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note D of the Notes to Condensed Financial Statements included herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                1   -  TGPL filed a Form 8-K, Current Report dated April 18,
                       1995, to report that Transco notified Arthur Andersen
                       LLP that it was replacing Arthur Andersen LLP with Ernst & Young LLP, the independent public accountants of The Williams Companies, Inc.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSCONTINENTAL GAS PIPE LINE
                                        CORPORATION




Dated:  May 12, 1995                    By /s/ Nick A. Bacile
                                        __________________________________
                                        (Signature)
                                        Nick A. Bacile
                                        Vice President, Finance and Controller
                                        (Principal Financial Officer)

                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TRANSCONTINENTAL GAS PIPE LINE
                                       CORPORATION




Dated:  May 12, 1995
__________________________________
                                        (Signature)
                                        Nick A. Bacile
                                        Vice President, Finance and Controller
                                        (Principal Financial Officer)