Form 10-Q
period 1995-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1995-08-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 1995 was 100.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCONTINENTAL GAS PIPE LINE CORPORATION (TGPL)


    The condensed financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Financial Statements, and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K and included in TGPL's 1995 First Quarter Report on Form 10-Q.

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


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONDENSED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                                 Post-Acquisition | Pre-Acquisition
                                                                 ________________ |  _______________
                                                                      June 30,    |    December 31,
                                                                       1995       |        1994
                                                                 ________________ |  _______________
          ASSETS                                                                  |
                                                                                  |
                                                                                  |
Current Assets:                                                                   |
  Cash                                                              $      4,045  |    $       1,628
  Deposits                                                                 7,222  |            7,218
  Receivables                                                             65,393  |           61,113
  Advances to affiliates                                                  76,868  |          115,974
  Transportation and exchange gas receivables:                                    |
    Affiliates                                                            38,628  |           19,328
    Others                                                               119,487  |           92,424
  Inventories                                                             60,445  |           63,098
  Deferred income tax benefits                                            40,437  |           34,578
  Other                                                                   15,871  |           20,628
                                                                   ______________ |   _______________
      Total current assets                                               428,396  |          415,989
                                                                   ______________ |   _______________
                                                                                  |
                                                                                  |
Property, Plant and Equipment, at cost:                                           |
  Natural gas transmission plant                                       3,126,872  |        4,340,912
  Less-Accumulated depreciation and amortization                          99,648  |        2,578,069
                                                                   ______________ |   _______________
                                                                                  |
      Property, plant and equipment, net                               3,027,224  |        1,762,843
                                                                   ______________ |   _______________
                                                                                  |
                                                                                  |
Other Assets                                                             171,260  |           91,796
                                                                   ______________ |   _______________
                                                                                  |
                                                                    $  3,626,880  |    $   2,270,628
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


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONDENSED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                                 Post-Acquisition |  Pre-Acquisition
                                                                 ________________ |  _______________
                                                                      June 30,    |    December 31,
                                                                        1995      |       1994
                                                                 ________________ |  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY                                       |
                                                                                  |
                                                                                  |
                                                                                  |
Current Liabilities:                                                              |
  Payables                                                          $    195,433  |  $     170,938
  Transportation and exchange gas payables:                                       |
    Affiliates                                                               730  |          2,687
    Others                                                                83,692  |         47,218
  Accrued liabilities                                                    109,058  |         84,535
  Reserve for rate refunds                                                27,237  |         79,229
  Other                                                                      887  |          3,186
                                                                   ______________ | _______________
       Total current liabilities                                         417,037  |        387,793
                                                                   ______________ | _______________
                                                                                  |
Long-Term Debt, less current maturities                                  681,651  |        644,238
                                                                   ______________ | _______________
                                                                                  |
Other Liabilities and Deferred Credits:                                           |
  Income taxes                                                           784,268  |        302,846
  Income taxes refundable to customers                                     3,597  |          8,781
  Other                                                                  163,404  |         62,768
                                                                   ______________ | _______________
       Total other liabilities and deferred credits                      951,269  |        374,395
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Commitments and contingencies (Note C)                                            |
                                                                                  |
                                                                                  |
Cumulative Redeemable Preferred Stock, without par value:                         |
  Authorized 10,000,000 shares:                                                   |
       Stated value $100 per share, issued and outstanding                        |
       - 0 - and 497,444 shares in 1995 and 1994, respectively                 -  |         49,744
       Less - Issue expense                                                    -  |            369
                                                                   ______________ | _______________
       Total Preferred stock                                                   -  |         49,375
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Cumulative Redeemable Second Preferred Stock,                                     |
  without par value:                                                              |
       Authorized 2,000,000 shares: none issued or outstanding                 -  |              -
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Common Stockholder's Equity:                                                      |
  Common stock $1.00 par value                                                    |
       100 shares authorized, issued and outstanding                           -  |              -
  Premium on capital stock and other paid-in capital                   1,532,741  |        285,792
  Retained earnings                                                       44,182  |        529,035
                                                                   ______________ | _______________
       Total common stockholder's equity                               1,576,923  |        814,827
                                                                   ______________ | _______________
                                                                                  |
                                                                    $  3,626,880  |  $   2,270,628
                                                                   ______________ | _______________
                                                                   ______________ |_______________


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


                                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                                CONDENSED STATEMENT OF INCOME
                                                   (Thousands of Dollars)
                                                         (Unaudited)


                                                                         Post-Acquisition  |      Pre-Acquisition
                                                                        __________________ |     ________________
                                                                                           |
                                                                           For the Three   |       For the Three
                                                                           Months Ended    |       Months Ended
                                                                           June 30, 1995   |       June 30, 1994
                                                                        __________________ |     ________________
                                                                                           |
                                                                                           |
                                                                                           |
Operating Revenues:                                                                        |
  Natural gas sales                                                      $       141,881   |      $     195,374
  Natural gas transportation                                                     174,533   |            166,399
  Natural gas storage                                                             38,033   |             35,278
  Other                                                                            1,795   |              1,610
                                                                        _________________  |     _______________
      Total operating revenues                                                   356,242   |            398,661
                                                                        _________________  |     _______________
                                                                                           |
Operating Costs and Expenses:                                                              |
  Cost of natural gas sales                                                      141,742   |            195,375
  Cost of natural gas transportation                                              31,200   |             30,970
  Operation and maintenance                                                       50,629   |             42,901
  Administrative and general                                                      33,107   |             36,900
  Depreciation and amortization                                                   39,006   |             30,144
  Taxes - other than income taxes                                                  8,578   |              8,587
  Other                                                                              155   |                205
                                                                        _________________  |     _______________
      Total operating costs and expenses                                         304,417   |            345,082
                                                                        _________________  |     _______________
                                                                                           |
Operating Income                                                                  51,825   |             53,579
                                                                        _________________  |     _______________
                                                                                           |
Other (Income) and Other Deductions:                                                       |
  Allocated corporate expense                                                      1,488   |                  -
  Interest expense       - affiliates                                                177   |                  -
                         - other                                                  14,067   |             14,524
  Interest income        - affiliates                                               (359)  |               (881)
                         - other                                                    (450)  |               (206)
  Allowance for equity and borrowed funds used                                             |
    during construction (AFUDC)                                                   (1,666)  |               (800)
  Miscellaneous other deductions, net                                                500   |              1,219
                                                                        _________________  |     _______________
      Total other (income) and other deductions                                   13,757   |             13,856
                                                                        _________________  |     _______________
                                                                                           |
Income Before Income Taxes                                                        38,068   |             39,723
                                                                                           |
Provision for Income Taxes                                                        14,171   |             13,874
                                                                        _________________  |     _______________
                                                                                           |
Net Income                                                                        23,897   |             25,849
                                                                                           |
Dividends on Preferred Stock                                                           -   |              1,572
                                                                        _________________  |     _______________
                                                                                           |
Common Stock Equity in Net Income                                        $        23,897   |      $      24,277
                                                                        _________________  |     _______________
                                                                        _________________  |     _______________





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


                                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                                CONDENSED STATEMENT OF INCOME
                                                   (Thousands of Dollars)
                                                         (Unaudited)


                                                 Post-Acquisition   |                 Pre-Acquisition
                                                __________________  |   __________________________________________
                                                                    |      For the Period
                                                  For the Period    |      January 1, 1995          For the Six
                                                 January 18, 1995   |            to                Months Ended
                                                 to June 30, 1995   |     January 17, 1995         June 30, 1994
                                                __________________  |    __________________      ________________
                                                                    |
                                                                    |
                                                                    |
Operating Revenues:                                                 |
  Natural gas sales                               $      260,841    |     $        31,701         $     421,786
  Natural gas transportation                             317,360    |              32,775               332,522
  Natural gas storage                                     70,884    |               7,452                73,006
  Other                                                    2,816    |                 133                 3,262
                                                _________________   |    _________________       _______________
      Total operating revenues                           651,901    |              72,061               830,576
                                                _________________   |    _________________       _______________
                                                                    |
Operating Costs and Expenses:                                       |
  Cost of natural gas sales                              260,694    |              31,691               421,936
  Cost of natural gas transportation                      57,272    |               6,279                59,154
  Operation and maintenance                               86,931    |               8,722                83,715
  Administrative and general                              63,271    |               7,063                73,957
  Provision for executive severance benefits                   -    |              16,048                     -
  Depreciation and amortization                           69,655    |               5,560                60,287
  Taxes - other than income taxes                         15,556    |               1,558                17,303
  Other                                                      693    |                  53                   676
                                                _________________   |    _________________       _______________
      Total operating costs and expenses                 554,072    |              76,974               717,028
                                                _________________   |    _________________       _______________
                                                                    |
Operating Income (Loss)                                   97,829    |              (4,913)              113,548
                                                _________________   |    _________________       _______________
                                                                    |
Other (Income) and Other Deductions:                                |
  Allocated corporate expense                              1,488    |                   -                     -
  Interest expense       - affiliates                        305    |                   2                     -
                         - other                          26,561    |               2,595                30,329
  Interest income        - affiliates                       (663)   |                (207)               (2,671)
                         - other                            (529)   |                 (12)                 (331)
  Allowance for equity and borrowed funds used                      |
    during construction (AFUDC)                           (2,612)   |                (234)               (1,635)
  Miscellaneous other deductions, net                        968    |                 296                 2,862
                                                _________________   |    _________________       _______________
      Total other (income) and other deductions           25,518    |               2,440                28,554
                                                _________________   |    _________________       _______________
                                                                    |
Income (Loss) Before Income Taxes                         72,311    |              (7,353)               84,994
                                                                    |
Provision for Income Taxes                                27,407    |               2,309                29,897
                                                _________________   |    _________________       _______________
                                                                    |
Net Income (Loss)                                         44,904    |              (9,662)               55,097
                                                                    |
Dividends on Preferred Stock                                 722    |                 194                 3,171
                                                _________________   |    _________________       _______________
                                                                    |
Common Stock Equity in Net Income (Loss)          $       44,182    |     $        (9,856)        $      51,926
                                                _________________   |    _________________       _______________
                                                _________________   |    _________________       _______________





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


                                    TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                         CONDENSED STATEMENT OF CASH FLOWS
                                              (Thousands of Dollars)
                                                    (Unaudited)


                                                          Post-Acquisition  |            Pre-Acquisition
                                                          _________________ |  _____________________________________
                                                                            |   For the Period
                                                           For the Period   |   January 1, 1995     For the Six
                                                          January 18, 1995  |         to            Months Ended
                                                          to June 30, 1995  |  January 17, 1995     June 30, 1994
                                                         __________________ | __________________  ________________
                                                                            |
                                                                            |
                                                                            |
Cash flows from operating activities:                                       |
    Net income (loss)                                       $     44,904    |    $    (9,662)       $    55,097
    Adjustments to reconcile net income to net cash                         |
     provided by (used in) operating activities:                            |
       Depreciation and amortization                              76,188    |          6,165             67,789
       Deferred income taxes                                      (9,032)   |          5,348            (12,884)
       Provision for (payment of) executive severance                       |
        benefits                                                 (13,396)   |         16,048                  -
       Tran$tock compensation expense                                  -    |              -              1,590
       Allowance for equity funds used during                               |
         construction (AFUDC)                                     (2,182)   |           (190)            (1,257)
       Changes in operating assets and liabilities:                         |
         Deposits                                                   (516)   |            511               (220)
         Receivables                                               2,834    |         (7,114)            18,524
         Transportation and exchange gas receivable              (40,662)   |         (5,701)            13,744
         Inventories                                               5,300    |         (2,647)            20,567
         Payables                                                 36,829    |         (8,059)           (41,578)
         Transportation and exchange gas payable                  29,583    |          4,934            (11,442)
         Accrued liabilities                                      10,164    |         (4,755)             7,966
         Reserve for rate refunds                                (14,780)   |        (26,846)           (66,915)
         Other, net                                              (21,978)   |           (439)           (19,301)
                                                            _____________   |    ____________       ____________
          Net cash provided by (used in) operating activities    103,256    |        (32,407)            31,680
                                                            _____________   |    ____________       ____________
                                                                            |
Cash flows from financing activities:                                       |
    Capital contribution by parent                                 5,539    |              -                  -
    Additions to long-term debt                                   80,000    |              -                  -
    Retirement of long-term debt                                 (50,000)   |              -                  -
    Retirement of preferred stock                                (49,744)   |              -             (2,250)
    Advances from affiliates, net                                 (8,195)   |          8,195                  -
    Dividends on preferred stock                                  (1,647)   |              -             (3,198)
                                                            _____________   |   _____________      _____________
          Net cash provided by (used in) financing activities    (24,047)   |          8,195             (5,448)
                                                            _____________   |   _____________      _____________
                                                                            |
Cash flows from investing activities:                                       |
    Property, plant and equipment, net of equity AFUDC          (103,567)   |         (4,896)           (33,599)
    Sale of assets                                                15,829    |              -                  -
    Advances to affiliates, net                                  (24,494)   |         63,599              8,243
    Other, net                                                       973    |            (24)              (349)
                                                            _____________   |   _____________      _____________
          Net cash provided by (used in) investing activities   (111,259)   |         58,679            (25,705)
                                                            _____________   |   _____________      _____________
                                                                            |
Net increase (decrease) in cash and cash equivalents             (32,050)   |         34,467                527
Cash and cash equivalents at beginning of period                  36,095    |          1,628              1,094
                                                            _____________   |   _____________      _____________
Cash and cash equivalents at end of period                  $      4,045    |    $    36,095        $     1,621
                                                            _____________   |   _____________      _____________
                                                            _____________   |   _____________      _____________
                                                                            |
Supplemental disclosures of cash flow information:                          |
    Cash paid (refunded) during the year for:                               |
       Interest (net of amount capitalized)                 $     24,029    |    $     5,552        $    32,837
       Income taxes, net                                          20,126    |         12,286             (2,170)


The accompanying condensed notes are an integral part of these condensed financial statements.

                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           NOTES TO CONDENSED FINANCIAL STATEMENTS

                   A.  ORGANIZATION AND CONTROL AND BASIS OF PRESENTATION


Organization and Control
________________________


Prior to May 1, 1995, Transcontinental Gas Pipe Line Corporation (TGPL) was a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company (Transco).

As discussed in TGPL's 1994 Annual Report on Form 10-K, Transco and The Williams Companies, Inc. (Williams) entered into a merger agreement (Merger) pursuant to which Williams acquired Transco and its wholly-owned subsidiaries. On the May 1, 1995 effective date of the Merger, Transco declared and paid as dividends to Williams all of Transco's interests in TGPL.

Basis of Presentation
_____________________

The condensed financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1994 Annual Report on Form 10-K and included in TGPL's First Quarter Report on Form 10-Q.

Through an agency agreement, Transco Gas Marketing Company (TGMC), an affiliate of TGPL, manages all jurisdictional merchant gas sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service and receives all margins associated with such business. Consequently, TGPL's merchant gas sales service has had no impact on its results of operations.

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

Prior to May 1, 1995 and as a subsidiary of Transco, TGPL engaged in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, TGPL made interest-bearing advances to Transco and received interest-bearing advances and capital contributions from Transco. These advances were represented by demand notes and TGPL recorded such advances as current in the accompanying Pre-Acquisition Balance Sheet. As general Transco corporate policy, the interest rate on intercompany demand notes was 1-1/2% below the prime rate of Citibank, N.A.

Effective May 1, 1995, TGPL began participation in Williams' cash management program. On that date, the balance of the advances due to Transco were transferred by Transco to Williams. Subsequent to May 1, 1995, TGPL repaid advances due Williams and made advances to Williams. These advances are represented by demand notes. TGPL currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Post-Acquisition Balance Sheet. According to Williams' general corporate policy, the interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%.

The acquisition of Transco Energy Company and its subsidiaries, including TGPL, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the estimated purchase price was assigned to the assets and liabilities of TGPL based on their estimated fair values. The accompanying post-acquisition financial statements reflect the pushdown of TGPL's share of the estimated purchase price. The estimated purchase price allocation to TGPL primarily consisted of a $1.3 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis at approximately $30 million per year, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit TGPL to recover through rates amounts in excess of original cost.

Williams is continuing to evaluate the purchase price allocation. Therefore, TGPL's Condensed Balance Sheet as of June 30, 1995 and Condensed Statements of Income for the three months ended June 30, 1995 and for the period January 18, 1995 to June 30, 1995 have been prepared based on a preliminary allocation of the purchase price prior to the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on TGPL's condensed financial statements.

Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the preliminary allocation of the estimated purchase price, TGPL's Condensed Statement of Income and Condensed Statement of Cash Flows for the six months ended June 30, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

Certain other reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

                         B. MERGER WITH THE WILLIAMS COMPANIES, INC.

The following table presents the changes in the components of TGPL's common stockholder's equity, including the effects of the acquisition by Williams, for the six months ended June 30, 1995 (expressed in thousands).

                                                     Post-Acquisition   |    Pre-Acquisition
                                                     _________________  |  ___________________
                                                      For the Period    |    For the Period
                                                     January 18, 1995   |    January 1, 1995
                                                     to June 30, 1995   |  to January 17, 1995
                                                     _________________  |  ___________________
                                                                        |
                                                                        |
Common Stock:                                                           |
  Balance at beginning and end of period              $           -     |    $           -
                                                      ______________    |   _______________
                                                                        |
Premium on Capital Stock and Other Paid-in Capital:                     |
  Balance at beginning of period                            285,792     |          285,792
    Loss on reacquired preferred stock, net                    (369)    |                -
    Acquisition adjustment to eliminate retained earnings   519,179     |                -
    Acquisition adjustment to record assets and                         |
      liabilities at fair value                             717,060     |                -
    Capital contribution of aircraft by parent                5,540     |                -
    Capital contribution by parent                            5,539     |                -
                                                      ______________    |   _______________
                                                                        |
  Balance at end of period                                1,532,741     |          285,792
                                                      ______________    |   _______________
                                                                        |
Retained Earnings:                                                      |
  Balance at beginning of period                            519,179     |          529,035
    Net income (loss)                                        44,904     |           (9,662)
    Dividends on preferred stock                               (722)    |             (194)
    Acquisition adjustment to eliminate retained                        |
      earnings                                             (519,179)    |                -
                                                     _______________    |   _______________
                                                                        |
  Balance at end of period                                   44,182     |          519,179
                                                     _______________    |   _______________
                                                                        |
Total Common Stockholder's Equity                     $   1,576,923     |    $     804,971
                                                     _______________    |   _______________
                                                     _______________    |   _______________


                         C.  CONTINGENT LIABILITIES AND COMMITMENTS

There have been no new developments from those described in TGPL's 1994 Annual Report on Form 10-K or in TGPL's First Quarter Form 10-Q other than described below.

Rate and Regulatory Matters
___________________________

Rate Matters

As discussed in TGPL's 1994 Annual Report on Form 10-K, on December 23, 1994, the United States Court of Appeals for the D. C. Circuit (D. C. Circuit) issued an opinion remanding to the FERC the FERC's September 17, 1992 order establishing TGPL's rate of return in Docket No. RP92-137. On June 7, 1995, the FERC issued an order on remand, stating that it was considering using TGPL's capital structure, but seeking comments on a number of issues related to the D. C. Circuit's remand. On August 7, 1995, TGPL filed comments in response to the June 7 order.

As discussed in TGPL's 1994 Annual Report on Form 10-K, on October 26,
1994, the FERC issued a notice of a request for initiation of a complaint proceeding to investigate the functionalization of TGPL production area facilities. On November 28, 1994, TGPL filed an answer to the complaint, asking the FERC to delay action until June 1, 1995, at which time TGPL would either submit a proposal to the FERC or notify the FERC of its intentions. On June 1, 1995, TGPL filed with the FERC a letter advising that, in light of certain outstanding issues concerning the FERC's gathering policies, TGPL has not yet determined the precise form that a gathering proposal to the FERC might take, or the timing of any such proposal.

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

On March 31, 1995, the FERC issued an order on TGPL's filing which accepts and suspends the tariff sheets, to be effective September 1, 1995, subject to refund, relating to TGPL's rates, and establishes hearing procedures. The March 31 order also accepts, to be effective April 1, 1995, the tariff sheets changing TGPL's terms and conditions of service, subject to the outcome of a technical conference at which parties will have the opportunity to discuss TGPL's terms and conditions of service, system operations and proposed new services. In that regard, on June 13, 1995, the FERC granted TGPL's motion to transfer issues relating to the proposed new services to the second phase of the hearing established for this proceeding, described below. As to market-based IT rates, the FERC accepted TGPL's pro forma tariff sheet but deferred action until after the FERC has completed its generic review of market-based rates. As to the elimination of the IT crediting mechanism, the FERC permitted TGPL to eliminate the IT crediting mechanism subject to the outcome of the hearing where the reasonableness of TGPL's test period projections for interruptible services must be examined.

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

As discussed in TGPL's 1994 Annual Report on Form 10-K, the issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in TGPL's general rate case (Docket No. RP92-137) by the FERC orders approving TGPL's implementation of Order
636. In an ALJ's initial decision issued on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. TGPL filed for rehearing of the FERC's February 1995 order, and on May 24, 1995, the FERC denied TGPL's request for rehearing. On June 1, 1995, TGPL filed revised tariff sheets to comply with the FERC's orders. On June 29, 1995, the FERC issued an order accepting TGPL's June 1 filing, effective July 1, 1995, subject to certain corrections by TGPL which were filed on July 14, 1995. The revised tariff sheets will have effect from July 1, 1995, until September 1, 1995, when the RP95-197 rates become effective.

Order 636

As discussed in TGPL's 1994 Annual Report on Form 10-K, the issues of TGPL's limited Section 4 filing with the FERC relating to TGPL's production area rate design, TGPL's use of a systemwide cost of service and the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area were referred to a hearing in Docket No. RP92-
137. On July 19, 1995, the ALJ issued an initial decision finding that TGPL's proposed production area rate design, and its existing use of a systemwide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that TGPL divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The ALJ's decision is subject to review by the FERC. Should the FERC issue an order consistent with the ALJ's recommendations, such order would be for prospective effect only. TGPL intends to file exceptions to the ALJ's decision on or before August 18, 1995.

TGPL expects that any Order 636 transition costs incurred should be recovered from customers of TGPL, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Order 94-A

TGPL's Rate Settlement and GIC Docket No. RP90-8 Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, TGPL and Columbia filed with the FERC for approval a letter agreement in which TGPL agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between TGPL and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 26 settlement and requiring TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia. The FERC granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. Both TGPL and Columbia requested rehearing of the February 13 order. On May 1, 1995, the FERC issued an order denying both TGPL's and Columbia's requests for rehearing of that order, and directing TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia, plus interest from March 15, 1995. On May 31, 1995, TGPL made the required refund for which TGPL had previously provided a reserve. On June 30, 1995, TGPL and Columbia each filed with the D. C. Circuit a petition for review of the FERC's orders.

Legal Proceedings
_________________

Royalty claims

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

As also discussed in TGPL's 1994 Annual Report on Form 10-K, on
January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon) and, on March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners. In the Marathon lawsuit, the court, on July 17, 1995, granted TGPL's motion for partial summary judgement thereby rejecting a major portion of one of Marathon's claims against TGPL. Additionally, Marathon and Texaco have each now agreed to mediate with TGPL the matters at issue in these lawsuits.

Dakota Gasification litigation

As discussed in TGPL's 1994 Annual Report on Form 10-K, the FERC issued an order in October 1994, setting for hearing before an ALJ TGPL's petition with the FERC requesting approval of the settlement agreement entered into by TGPL and Dakota Gasification Company. The settlement agreement, if approved by the FERC, would resolve litigation between TGPL and Dakota. The hearing before the ALJ concluded in July 1995, and, pursuant to the FERC's October 1994 order, the ALJ must issue an initial decision by December 31, 1995.

Environmental Matters
_____________________

As of June 30, 1995, TGPL's reserve for estimated environmental assessment and remediation and related costs was approximately $46 million.

During the second quarter of 1995, TGPL was named as a potentially responsible party at an additional Superfund site in Louisiana. TGPL's exposure for remediation of the site is currently estimated to be minimal.

In February 1995, three citizens filed suit against TGPL in federal district court in Virginia for alleged violations of several provisions of both federal and state law. Since 1991, TGPL has worked with the appropriate Virginia authorities pursuant to an agreement to resolve certain emissions issues also raised by the citizens. TGPL believes the state environmental agency is in agreement with the actions proposed by TGPL which will resolve those emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend the suit brought by the citizens. In March 1995, TGPL filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. This motion is still pending.

TGPL has agreed to settle as a defendant in the Combustion, Inc. toxic tort class action pending in U. S. District Court in Baton Rouge, Louisiana. The District Court Judge has approved the settling parties' Joint Motion and Preliminary Settlement Agreement, but the settlement will not be final unless approved at the settlement fairness hearing scheduled to be held in September 1995.

Summary

While no assurances may be given, TGPL does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon TGPL's future financial position, results of operations and cash flow requirements.

                                        D.  FINANCING

Recapitalization
________________

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco. The following actions were completed through the second quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL:

-    Termination of Transco's Amended Bank Credit Facility dated
     December 31, 1993, and the repayment of the outstanding balance of $36 million, replacing it with the Williams Credit Agreement described below;

- Termination of the program to sell monthly trade receivables of TGPL, replacing it with a new receivables program described below;

-    Termination of Transco's Reimbursement Facility dated December 31,
     1993; and

- Redemption by TGPL of all of its outstanding preferred stock at $100 per share plus accrued dividends.

Transco's Amended Bank Credit Facility was replaced with a Credit
Agreement among Williams and certain of its subsidiaries, including TGPL (Williams Credit Agreement).

The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million. Interest on advances is paid at a rate based on the base rate of Citibank N.A.; the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, plus 1/2%; or the Federal Funds Rate in effect, plus 1/2%. As of June 30, 1995, outstanding borrowings under this agreement totaled $30 million.

Sale of Receivables
___________________

In May 1995, TGPL entered into a one year agreement with a major commercial bank (Bank) pursuant to which TGPL can sell to the Bank up to $100 million of undivided interests in certain of its trade receivables. As of June 30, 1995, $89.7 million of these receivables were held by the Bank.

                                     E. PREFERRED STOCK

TGPL redeemed all outstanding shares of its three cumulative preferred stock series in March 1995 for $49.7 million, or $100 per share, plus accrued dividends of $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF TRANSCONTINENTAL GAS PIPE LINE CORPORATION'S (TGPL) FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K and in TGPL's First Quarter Report on Form 10-Q and with the condensed financial statements and notes contained in this report.

INTRODUCTION

As discussed in TGPL's 1994 Annual Report on Form 10-K, Transco and Williams entered into a Merger pursuant to which Williams acquired Transco and its wholly-owned subsidiaries. On the May 1, 1995 effective date of the Merger, Transco declared and paid as dividends to Williams all of Transco's interests in TGPL.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Prior to the completion of the cash tender offer by Williams, TGPL funded its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, supplemented, when required, by repayments of funds advanced to Transco or advances by Transco.

After the completion of the tender offer, TGPL began funding its capital requirements with cash flows from operating activities, including the sale of trade receivables, by repayments of funds advanced to Transco and Williams, by advances from Transco and Williams and by borrowings under the Williams Credit Agreement. At June 30, 1995, there were outstanding borrowings under the Williams Credit Agreement totaling $30 million and advances due TGPL by Williams totaled $76.9 million.

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco. See Notes D and E of the Notes to Condensed Financial Statements for a discussion of the actions completed through the second quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL.

In February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded TGPL's debt securities from BB and Ba2 to BBB and Baal, respectively. These upgrades should provide TGPL with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capitalization and Cash Flows
_____________________________

As shown in the following table, which is expressed in millions, at June 30, 1995, the percentage of total debt to total invested capital was 30.2%, compared to 42.7% at December 31, 1994. The increase in common stockholder's equity due to the preliminary allocation of the Williams purchase price, partially offset by the retirement of TGPL's preferred stock and borrowings under the Williams Credit Agreement, was the primary reason for the reduction of the percentage of total debt to total invested capital.

                                                          Post-Acquisition Pre-Acquisition
                                                          _______________ | _______________
                                                              June 30,    |  December 31,
                                                                1995      |      1994
                                                          _____________   | ____________
                                                                          |
                                                                          |
Common Stockholder's Equity                                  $  1,576.9   |  $     814.8
Preferred Stock                                                       -   |         49.4
Long-term Debt, less Current Maturities                           681.7   |        644.2
                                                            ___________   |  ___________
    Total Capitalization                                        2,258.6   |      1,508.4
Short-term Debt and Current Maturities of Long-term Debt              -   |            -
                                                            ___________   |  ___________
    Total Invested Capital                                   $  2,258.6   |  $   1,508.4
                                                            ___________   |  ___________
                                                            ___________   |  ___________
                                                                          |
Long-term Debt, less Current Maturities, as a Percentage                  |
  of Total Capitalization                                         30.2%   |        42.7%
Common Stockholder's Equity as a Percentage                               |
  of Total Capitalization                                         69.8%   |        54.0%
Total Debt as a Percentage of Total Invested Capital              30.2%   |        42.7%



For purposes of the discussion of variances between the six months ended June 30, 1995 and the six months ended June 30, 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first six months of 1995 have been combined for a pro forma presentation of cash flows for the first six months of 1995.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided by Operating Activities                    $    70.8      $  31.7
                                                               __________    __________
                                                               __________    __________

Net cash flows provided by operating activities for the six months ended June 30, 1995 were $39 million higher than for the six months ended
June 30, 1994. The increase in cash flows was primarily the result of lower cash refunds related to TGPL's rate cases paid during the six months ended June 30, 1995 than during the same period of 1994 and the amount and timing of collections of receivables and disbursements for payables.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Financing Activities                        $     15.9     $    5.4
                                                               __________    __________
                                                               __________    __________

Net cash flows used in financing activities for the six months ended
June 30, 1995 included cash outflows for the retirement of $50 million of preferred stock by TGPL, partly offset by net borrowings of $30 million by TGPL under the Williams Credit Agreement and a capital contribution from Williams of $5 million.

Net cash flows used in financing activities for the six months ended June 30, 1994 were attributable to dividends of $3 million on preferred stock and $2 million for the retirement of preferred stock.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Investing Activities                        $     52.6     $    25.7
                                                               __________    __________
                                                               __________    __________

For the six months ended June 30, 1995, net cash flows used in investing activities primarily consisted of $108 million for capital expenditures for property, plant and equipment as shown in the following table. This amount was partly offset by the repayment of advances to affiliates of $39 million and proceeds of $16 million for the sale of assets of which $12 million is from the sale of an interest in the Mobile Bay Lateral.

For the six months ended June 30, 1994, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment, partly offset by Transco's net repayment of advances from TGPL.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
Capital Expenditures                                              1995           1994
____________________                                           __________    __________
                                                                     (In millions)

    Market-Area Projects                                       $    33.3      $    3.7
    Supply-Area Projects                                             1.4           7.3
    Existing Facilities and Other Projects                          73.8          22.6
                                                               __________     __________
    Total Capital Expenditures                                 $   108.5      $   33.6
                                                               __________    __________
                                                               __________    __________

Other Capital Requirements and Contingencies
____________________________________________

TGPL's capital requirements and contingencies are discussed in its 1994 Annual Report on Form 10-K. Other than described in Note C of the Notes to Condensed Financial Statements, there have been no new developments from those described in TGPL's 1994 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

For purposes of the discussion of variances between the six months ended June 30, 1995 and the six months ended June 30, 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the six months of 1995 have been combined for a pro forma presentation of results of operations for the six months of 1995.

Net and Operating Income

TGPL's net income for the three months and six months ended June 30, 1995 was $23.9 million and $34.3 million, respectively, compared with net income of $24.3 million and $51.9 million, respectively, for the three months and six months ended June 30, 1994. The results for the three months ended June 30, 1995 include net after-tax charges related to the Merger totaling $4.4 million primarily for the amortization of the amount of the Williams purchase price allocated to TGPL's property, plant and equipment. The results for the six months ended June 30, 1995 include net after-tax charges related to the Merger totaling $22.7 million, primarily to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes, and the amortization of the amount of the Williams purchase price allocated to TGPL's property, plant and equipment. Excluding the after-tax charges related to the Merger, TGPL's net income for the three and six months ended June 30, 1995 would have been $28.3 million and $57.0 million, respectively.

Excluding the charges related to the Merger, the higher net income for the three and six months ended June 30, 1995 was primarily due to higher net transportation revenues of $7.9 million and $13.2 million, respectively, (net of the related cost of transportation) and lower dividends on preferred stock of $1.6 million and $2.3 million, respectively, partly offset by increased operating expenses of $5.0 million and $10.2 million, respectively.

Operating Expenses

Excluding the pre-tax effects of the charges related to the Merger in 1995 and the cost of sales and transportation of $172.9 million and $355.9 million for the three and six months ended June 30, 1995, respectively, and $226.3 million and $481.1 million, respectively, for the comparable periods in 1994, TGPL's operating expenses for the three and six months ended June 30, 1995, were approximately $5.0 million and $10.2 million higher, respectively, than the comparable periods in 1994. The increases for the three and six months ended June 30, 1995 are primarily due to increased underground storage costs of $2.3 million and $4.7 million, respectively, increased contractual and professional services of $1.1 million and $2.4 million, respectively, and increased property and liability insurance of $0.6 million and $1.0 million, respectively.

Transportation Services

TGPL's operating revenues related to its transportation services, increased $8.1 million to $174.5 million for the three months ended
June 30, 1995 and increased $17.6 million to $350.1 million for the six months ended June 30, 1995, when compared to the same periods in 1994. Total transportation revenues increased for the three and six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to higher revenues of $6.5 million and $10.6 million, respectively, from increased throughput on the Mobile Bay lateral as a result of the change from interruptible transportation to firm transportation.

As shown in the table below, TGPL's total market-area deliveries for the three months ended June 30, 1995 were 11.8 TBtu, or 4%, higher than the same period in 1994. The increased deliveries, primarily firm transportation volumes, were mainly due to market growth and TGPL's new Southeast Expansion service which began in the fourth quarter of 1994.

TGPL's total market-area deliveries for the six months ended June 30, 1995 were comparable to the same period of 1994.

The production-area deliveries for the three months and six months ended June 30, 1995, decreased 12.6 TBtu, or 23%, and 11.1 TBtu, or 12%, respectively, when compared to the same periods in 1994, due primarily to increased competition among pipelines, especially intrastate pipelines, for transportation of production area volumes and the release of firm transportation capacity in the post Order 636 era. Additionally, in 1994 there were greater volumes transported for electricity generation due to the shut-in of nuclear plants.

As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting requirement, decreases or increases in system deliveries have no significant impact on operating income.

                                               Three Months                Six Months
                                              Ended June 30,             Ended June 30,
                                        __________________________  ________________________
TGPL System Deliveries (TBtu)              1995          1994          1995         1994
____________________________            __________    __________    __________    _________

Market-area deliveries:
 Long-haul transportation                   202.6         192.8         426.9        432.4
 Market-area transportation                  95.6          93.6         239.6        233.0
                                        __________    __________     _________    _________
   Total market-area deliveries             298.2         286.4         666.5        665.4
Production-area transportation               41.6          54.2          80.7         91.8
                                        __________    __________     _________    _________
Total system deliveries                     339.8         340.6         747.2        757.2
                                        __________    __________     _________    _________
                                        __________    __________     _________    _________


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

See Note C of the Notes to Condensed Financial Statements for a discussion of TGPL's rate and regulatory matters.

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

TGPL's operating revenues related to its sales services decreased $53 million to $142 million for the quarter ended June 30, 1995, when compared to the same period in 1994. This decrease is primarily due to lower volumes sold through TGPL's jurisdictional merchant sales services. For the six months ended June 30, 1995, sales service revenues decreased $129 million to $293 million, when compared with the same period in 1994. Of this decrease, $120 million was related to lower volumes sold through TGPL's jurisdictional merchant sales services, $5 million was related to the renegotiated FS fee beginning in April 1995, and $3 million was related to TGPL's cash-out program for the settlement of current month transportation imbalances. However, these decreases in revenues had no effect on TGPL's operating or net income variances when compared to the prior year quarter since the decrease was offset by a corresponding decrease in the cost of sales.

                                               Three Months                Six Months
                                              Ended June 30,             Ended June 30,
                                        __________________________  ________________________
Gas Sales Volumes (TBtu) (1)               1995          1994          1995         1994
____________________________            __________    __________    __________    _________

 Long-term sales                             50.5          53.6         106.1        121.2
 Short-term sales                            19.5          31.3          48.1         49.7
                                        __________    __________     _________    _________
   Total gas sales                           70.0          84.9         154.2        170.9
                                        __________    __________     _________    _________
                                        __________    __________     _________    _________


(1)  TGMC, through an agency agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL.

Storage Services

TGPL's operating revenues for the three and six months ended June 30, 1995 related to its storage services increased $2.8 million and $5.3 million, respectively, when compared to the three and six months ended June 30, 1994. These increases reflect an increase in TGPL's storage rates effective in July 1994 due to higher storage rates charged to TGPL by the operator of the Leidy and Wharton storage fields; however, this increase in revenues was offset by a corresponding increase in underground storage costs as reflected in the operating expense variance discussed above.

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




                                        TRANSCONTINENTAL GAS PIPE LINE
                                        CORPORATION




Dated:  August 11, 1995                 By /s/ Nick A. Bacile
                                        __________________________________
                                        (Signature)
                                        Nick A. Bacile
                                        Vice President, Finance and Controller
                                        (Principal Financial Officer)