Form 10-Q
period 1995-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1995-11-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 1995 was 100.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TGPL)


    The condensed consolidated financial statements included herein have been prepared by TGPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of TGPL's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K and included in TGPL's 1995 First and Second Quarter Reports on Form 10-Q.

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


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                                 Post-Acquisition | Pre-Acquisition
                                                                 ________________ | _______________
                                                                   September 30,  |   December 31,
                                                                       1995       |       1994
                                                                 ________________ | _______________
          ASSETS                                                                  |
                                                                                  |
                                                                                  |
Current Assets:                                                                   |
  Cash                                                              $      3,785  |  $       1,628
  Deposits                                                                 6,496  |          7,218
  Receivables:                                                                    |
    Affiliates                                                            40,278  |         15,149
    Others                                                                46,360  |         45,964
  Advances to affiliates                                                   6,254  |        115,974
  Transportation and exchange gas receivables:                                    |
    Affiliates                                                            30,271  |         19,328
    Others                                                               123,318  |         92,424
  Inventories                                                             62,898  |         63,098
  Deferred income tax benefits                                            44,776  |         34,578
  Other                                                                   17,613  |         20,628
                                                                   ______________ | _______________
      Total current assets                                               382,049  |        415,989
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Property, Plant and Equipment, at cost:                                           |
  Natural gas transmission plant                                       3,339,502  |      4,340,912
  Less-Accumulated depreciation and amortization                         131,465  |      2,578,069
                                                                   ______________ | _______________
                                                                                  |
      Property, plant and equipment, net                               3,208,037  |      1,762,843
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Other Assets                                                             193,167  |         91,796
                                                                   ______________ | _______________
                                                                                  |
                                                                    $  3,783,253  |  $   2,270,628
                                                                   ______________ | _______________
                                                                   ______________ | _______________



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

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


                             TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                                 Post-Acquisition |  Pre-Acquisition
                                                                 ________________ |  _______________
                                                                   September 30,  |    December 31,
                                                                        1995      |       1994
                                                                 ________________ |  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY                                       |
                                                                                  |
                                                                                  |
                                                                                  |
Current Liabilities:                                                              |
  Payables:                                                                       |
    Affiliates                                                      $     48,473  |  $      28,286
    Others                                                               133,927  |        142,652
  Transportation and exchange gas payables:                                       |
    Affiliates                                                               727  |          2,687
    Others                                                                90,013  |         47,218
  Accrued liabilities                                                    122,654  |         84,535
  Reserve for rate refunds                                                30,832  |         79,229
  Other                                                                      588  |          3,186
                                                                   ______________ | _______________
       Total current liabilities                                         427,214  |        387,793
                                                                   ______________ | _______________
                                                                                  |
Long-Term Debt, less current maturities                                  651,877  |        644,238
                                                                   ______________ | _______________
                                                                                  |
Other Liabilities and Deferred Credits:                                           |
  Income taxes                                                           868,363  |        302,846
  Income taxes refundable to customers                                         -  |          8,781
  Other                                                                  160,743  |         62,768
                                                                   ______________ | _______________
       Total other liabilities and deferred credits                    1,029,106  |        374,395
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Commitments and contingencies (Note C)                                            |
                                                                                  |
                                                                                  |
Cumulative Redeemable Preferred Stock, without par value:                         |
  Authorized 10,000,000 shares:                                                   |
       Stated value $100 per share, issued and outstanding                        |
       - 0 - and 497,444 shares in 1995 and 1994, respectively                 -  |         49,744
       Less - Issue expense                                                    -  |            369
                                                                   ______________ | _______________
       Total Preferred stock                                                   -  |         49,375
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Cumulative Redeemable Second Preferred Stock,                                     |
  without par value:                                                              |
       Authorized 2,000,000 shares: none issued or outstanding                 -  |              -
                                                                   ______________ | _______________
                                                                                  |
                                                                                  |
Common Stockholder's Equity:                                                      |
  Common stock $1.00 par value                                                    |
       100 shares authorized, issued and outstanding                           -  |              -
  Premium on capital stock and other paid-in capital                   1,614,341  |        285,792
  Retained earnings                                                       60,715  |        529,035
                                                                   ______________ | _______________
       Total common stockholder's equity                               1,675,056  |        814,827
                                                                   ______________ | _______________
                                                                                  |
                                                                    $  3,783,253  |  $   2,270,628
                                                                   ______________ | _______________
                                                                   ______________ | _______________


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

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


                                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                   (Thousands of Dollars)
                                                         (Unaudited)


                                                                         Post-Acquisition   |     Pre-Acquisition
                                                                        __________________  |    ________________
                                                                                            |
                                                                           For the Three    |      For the Three
                                                                           Months Ended     |      Months Ended
                                                                        September 30, 1995  |   September 30, 1994
                                                                        ___________________ |   __________________
                                                                                            |
                                                                                            |
                                                                                            |
Operating Revenues:                                                                         |
  Natural gas sales                                                      $       129,821    |     $     164,881
  Natural gas transportation                                                     171,292    |           164,170
  Natural gas storage                                                             38,091    |            37,980
  Other                                                                            1,147    |             1,454
                                                                        _________________   |    _______________
      Total operating revenues                                                   340,351    |           368,485
                                                                        _________________   |    _______________
                                                                                            |
Operating Costs and Expenses:                                                               |
  Cost of natural gas sales                                                      129,495    |           164,873
  Cost of natural gas transportation                                              32,873    |            28,253
  Operation and maintenance                                                       54,090    |            48,471
  Administrative and general                                                      31,394    |            36,370
  Depreciation and amortization                                                   42,161    |            30,203
  Taxes - other than income taxes                                                  9,959    |             8,818
  Other                                                                               91    |               229
                                                                        _________________   |    _______________
      Total operating costs and expenses                                         300,063    |           317,217
                                                                        _________________   |    _______________
                                                                                            |
Operating Income                                                                  40,288    |            51,268
                                                                        _________________   |    _______________
                                                                                            |
Other (Income) and Other Deductions:                                                        |
  Allocated corporate expense                                                      1,883    |                 -
  Interest expense       - affiliates                                                  -    |                 -
                         - other                                                  14,303    |            15,281
  Interest income        - affiliates                                               (418)   |            (1,626)
                         - other                                                    (127)   |              (165)
  Allowance for equity and borrowed funds used                                              |
    during construction (AFUDC)                                                   (2,318)   |            (1,122)
  Miscellaneous other deductions, net                                              1,356    |             1,288
                                                                        _________________   |    _______________
      Total other (income) and other deductions                                   14,679    |            13,656
                                                                        _________________   |    _______________
                                                                                            |
Income Before Income Taxes                                                        25,609    |            37,612
                                                                                            |
Provision for Income Taxes                                                         9,076    |            13,068
                                                                        _________________   |    _______________
                                                                                            |
Net Income                                                                        16,533    |            24,544
                                                                                            |
Dividends on Preferred Stock                                                           -    |             1,551
                                                                        _________________   |    _______________
                                                                                            |
Common Stock Equity in Net Income                                        $        16,533    |     $      22,993
                                                                        _________________   |    _______________
                                                                        _________________   |    _______________





The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

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


                                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                   (Thousands of Dollars)
                                                         (Unaudited)


                                                 Post-Acquisition    |                Pre-Acquisition
                                                __________________   |  __________________________________________
                                                                     |     For the Period
                                                  For the Period     |     January 1, 1995         For the Nine
                                                 January 18, 1995    |           to                Months Ended
                                               to September 30, 1995 |    January 17, 1995      September 30, 1994
                                               _____________________ |   __________________     __________________
                                                                     |
                                                                     |
                                                                     |
Operating Revenues:                                                  |
  Natural gas sales                               $      390,662     |    $        31,701         $     586,667
  Natural gas transportation                             488,652     |             32,775               496,692
  Natural gas storage                                    108,975     |              7,452               110,986
  Other                                                    3,963     |                133                 4,716
                                                _________________    |   _________________       _______________
      Total operating revenues                           992,252     |             72,061             1,199,061
                                                _________________    |   _________________       _______________
                                                                     |
Operating Costs and Expenses:                                        |
  Cost of natural gas sales                              390,189     |             31,691               586,809
  Cost of natural gas transportation                      90,145     |              6,279                87,407
  Operation and maintenance                              141,020     |              8,722               132,186
  Administrative and general                              94,665     |              7,063               110,327
  Provision for executive severance benefits                   -     |             16,048                     -
  Depreciation and amortization                          111,816     |              5,560                90,490
  Taxes - other than income taxes                         25,515     |              1,558                26,121
  Other                                                      785     |                 53                   905
                                                _________________    |   _________________       _______________
      Total operating costs and expenses                 854,135     |             76,974             1,034,245
                                                _________________    |   _________________       _______________
                                                                     |
Operating Income (Loss)                                  138,117     |             (4,913)              164,816
                                                _________________    |   _________________       _______________
                                                                     |
Other (Income) and Other Deductions:                                 |
  Allocated corporate expense                              3,371     |                  -                     -
  Interest expense       - affiliates                        305     |                  2                     -
                         - other                          41,094     |              2,678                46,512
  Interest income        - affiliates                     (1,081)    |               (207)               (4,297)
                         - other                            (656)    |                (12)                 (496)
  Allowance for equity and borrowed funds used                       |
    during construction (AFUDC)                           (4,930)    |               (234)               (2,757)
  Miscellaneous other deductions, net                      2,094     |                213                 3,248
                                                _________________    |   _________________       _______________
      Total other (income) and other deductions           40,197     |              2,440                42,210
                                                _________________    |   _________________       _______________
                                                                     |
Income (Loss) Before Income Taxes                         97,920     |             (7,353)              122,606
                                                                     |
Provision for Income Taxes                                36,483     |              2,309                42,965
                                                _________________    |   _________________       _______________
                                                                     |
Net Income (Loss)                                         61,437     |             (9,662)               79,641
                                                                     |
Dividends on Preferred Stock                                 722     |                194                 4,722
                                                _________________    |   _________________       _______________
                                                                     |
Common Stock Equity in Net Income (Loss)          $       60,715     |    $        (9,856)        $      74,919
                                                _________________    |   _________________       _______________
                                                _________________    |   _________________       _______________





The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

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

                                    TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Thousands of Dollars)
                                                    (Unaudited)


                                                          Post-Acquisition              Pre-Acquisition
                                                          ___________________ _____________________________________
                                                                             |  For the Period
                                                           For the Period    |  January 1, 1995     For the Nine
                                                          January 18, 1995   |        to            Months Ended
                                                        to September 30, 1995| January 17, 1995  September 30, 1994
                                                        ____________________ |__________________ __________________
                                                                             |
                                                                             |
                                                                             |
Cash flows from operating activities:                                        |
    Net income (loss)                                       $     61,437     |   $    (9,662)       $    79,641
    Adjustments to reconcile net income to net cash                          |
     provided by (used in) operating activities:                             |
       Depreciation and amortization                             122,796     |         6,165            100,669
       Deferred income taxes                                     (15,878)    |         5,348            (18,042)
       Provision for (payment of) executive severance                        |
        benefits                                                 (13,980)    |        16,048                  -
       Tran$tock compensation expense                                  -     |             -              2,291
       Allowance for equity funds used during                                |
         construction (AFUDC)                                     (4,133)    |          (190)            (2,168)
       Changes in operating assets and liabilities:                          |
         Deposits                                                    211     |           511               (635)
         Receivables                                             (18,411)    |        (7,114)            39,295
         Transportation and exchange gas receivable              (36,136)    |        (5,701)            18,462
         Inventories                                               2,847     |        (2,647)            13,834
         Payables                                                 22,464     |        (8,059)           (82,602)
         Transportation and exchange gas payable                  35,901     |         4,934            (19,544)
         Accrued liabilities                                      26,266     |        (4,755)            12,799
         Reserve for rate refunds                                (21,551)    |       (26,846)           (58,541)
         Other, net                                               (9,935)    |          (439)           (25,382)
                                                            _____________    |   ____________       ____________
          Net cash provided by (used in) operating activities    151,898     |       (32,407)            60,077
                                                            _____________    |   ____________       ____________
                                                                             |
Cash flows from financing activities:                                        |
    Capital contribution by parent                                 5,539     |             -                  -
    Additions to long-term debt                                   50,000     |             -                  -
    Retirement of long-term debt                                 (50,000)    |             -                  -
    Additions to notes payable                                    40,000     |             -                  -
    Retirements of notes payable                                 (40,000)    |             -                  -
    Retirement of preferred stock                                (49,744)    |             -             (3,499)
    Advances from affiliates, net                                 (8,195)    |         8,195                  -
    Dividends on preferred stock                                  (1,647)    |             -             (4,769)
                                                            _____________    |  _____________      _____________
          Net cash provided by (used in) financing activities    (54,047)    |         8,195             (8,268)
                                                            _____________    |  _____________      _____________
                                                                             |
Cash flows from investing activities:                                        |
    Property, plant and equipment, net of equity AFUDC          (188,063)    |        (4,896)           (71,711)
    Sale of assets                                                11,874     |             -                  -
    Advances to affiliates, net                                   46,121     |        63,599             19,063
    Other, net                                                       (93)    |           (24)             1,520
                                                            _____________    |  _____________      _____________
          Net cash provided by (used in) investing activities   (130,161)    |        58,679            (51,128)
                                                            _____________    |  _____________      _____________
                                                                             |
Net increase (decrease) in cash and cash equivalents             (32,310)    |        34,467                681
Cash and cash equivalents at beginning of period                  36,095     |         1,628              1,094
                                                            _____________    |  _____________      _____________
Cash and cash equivalents at end of period                  $      3,785     |   $    36,095        $     1,775
                                                            _____________    |  _____________      _____________
                                                            _____________    |  _____________      _____________
                                                                             |
Supplemental disclosures of cash flow information:                           |
    Cash paid during the year for:                                           |
       Interest (exclusive of amount capitalized)           $     40,387     |   $     5,552        $    49,039
       Income taxes, net                                          20,380     |        12,286             14,290


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation
_____________________

The condensed consolidated financial statements include the accounts of TGPL and its wholly-owned subsidiaries.

The condensed consolidated financial statements have been prepared from the books and records of TGPL without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in TGPL's 1994 Annual Report on Form 10-K and included in TGPL's First and Second Quarter Reports on Form 10-Q.

Pursuant to a settlement that TGPL has with all its sales customers, TGPL has in place a gas inventory charge (GIC) designed to allow TGPL to recover its above-spot-market gas cost through March 31, 2001. Through an agency agreement, Transco Gas Marketing Company (TGMC), an affiliate of TGPL, manages all jurisdictional merchant gas sales of TGPL. Under this agency agreement, TGMC bills TGPL for the cost of managing TGPL's merchant gas sales service, receives all margins associated with such business and, as TGPL's agent, is at risk for any above-spot-market gas costs it may incur in excess of the amounts recovered under the GIC. Consequently, TGPL's merchant gas sales service has had no impact on its results of operations.

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

The acquisition of Transco Energy Company and its subsidiaries, including TGPL, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the estimated purchase price was assigned to the assets and liabilities of TGPL based on their estimated fair values. The accompanying post-acquisition financial statements reflect the pushdown of TGPL's share of the estimated purchase price. The estimated purchase price allocation to TGPL primarily consisted of a $1.4 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis at approximately $35 million per year, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit TGPL to recover through rates amounts in excess of original cost.

Williams is continuing to evaluate the purchase price allocation. Therefore, TGPL's Condensed Consolidated Balance Sheet as of September 30, 1995 and Condensed Consolidated Statements of Income for the three months ended September 30, 1995 and for the period January 18, 1995 to September 30, 1995 have been prepared based on a preliminary allocation of the purchase price prior to the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on TGPL's condensed consolidated financial statements.

Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the preliminary allocation of the estimated purchase price, TGPL's Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning
January 18, 1995.

Certain other reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

                         B. MERGER WITH THE WILLIAMS COMPANIES, INC.

The following table presents the changes in the components of TGPL's common stockholder's equity, including the effects of the acquisition by Williams, for the nine months ended September 30, 1995 (expressed in thousands).

                                                     Post-Acquisition    |   Pre-Acquisition
                                                     _________________   | ___________________
                                                      For the Period     |   For the Period
                                                     January 18, 1995    |   January 1, 1995
                                                   to September 30, 1995 | to January 17, 1995
                                                     _________________   | ___________________
                                                                         |
                                                                         |
Common Stock:                                                            |
  Balance at beginning and end of period              $           -      |   $           -
                                                      ______________     |  _______________
                                                                         |
Premium on Capital Stock and Other Paid-in Capital:                      |
  Balance at beginning of period                            285,792      |         285,792
    Loss on reacquired preferred stock, net                    (369)     |               -
    Acquisition adjustment to eliminate retained earnings   519,179      |               -
    Acquisition adjustment to record assets and                          |
      liabilities at fair value                             798,660      |               -
    Capital contribution by parent                           11,079      |               -
                                                      ______________     |  _______________
                                                                         |
  Balance at end of period                                1,614,341      |         285,792
                                                      ______________     |  _______________
                                                                         |
Retained Earnings:                                                       |
  Balance at beginning of period                            519,179      |         529,035
    Net income (loss)                                        61,437      |          (9,662)
    Dividends on preferred stock                               (722)     |            (194)
    Acquisition adjustment to eliminate retained                         |
      earnings                                             (519,179)     |               -
                                                     _______________     |  _______________
                                                                         |
  Balance at end of period                                   60,715      |         519,179
                                                     _______________     |  _______________
                                                                         |
Total Common Stockholder's Equity                     $   1,675,056      |   $     804,971
                                                     _______________     |  _______________
                                                     _______________     |  _______________


                         C.  CONTINGENT LIABILITIES AND COMMITMENTS

There have been no new developments from those described in TGPL's 1994 Annual Report on Form 10-K or in TGPL's First and Second Quarter Reports on Form 10-Q other than described below.

Rate and Regulatory Matters
___________________________

Rate Matters

On March 1, 1995, TGPL filed with the FERC a general rate case (Docket No. RP95-197). The general rate filing proposes changes in the rates for TGPL's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates would generate additional jurisdictional revenues of approximately $132 million over the pre-filed rates in effect, based primarily on: (1) an increase in rate base resulting from additional plant and higher working capital requirements and a reduction in accumulated deferred income taxes; (2) an increase in operation and maintenance expenses; and (3) an increase in TGPL's cost of capital resulting from an increase in the equity component of the capital structure used (the filing is based on TGPL's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45 percent to the proposed rate of return on equity of 15.25 percent.

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

At a prehearing conference on April 18, 1995, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by TGPL's filing. The first phase will address the rate of return and capital structure in the filing with a hearing schedule to commence in November 1995, and the second phase will address the remaining rate issues with a hearing to commence in June 1996.

On August 31, 1995, TGPL filed to place into effect on September 1, 1995 the rates filed on March 1, 1995 as adjusted to reflect certain changes subsequent to the March 1 filing. These rates are being collected subject to refund.

On October 4, 1995, the FERC issued an order on the tariff issues addressed at the technical conference held pursuant to the FERC's March 31 suspension order on TGPL's rate filing. The FERC has required that TGPL make certain tariff changes consistent with the requirements of the October 4 order (most of which were agreed to by TGPL at the technical conference), and as to other issues has directed that TGPL continue discussions with its customers and report back to the FERC within 90 days on the progress of those discussions.

Order 636

As discussed in TGPL's 1994 Annual Report on Form 10-K, the issues of TGPL's limited Section 4 filing with the FERC relating to TGPL's production area rate design, TGPL's use of a systemwide cost of service and the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area were referred to a hearing in Docket No. RP92-
137. On July 19, 1995, the ALJ issued an initial decision finding that TGPL's proposed production area rate design, and its existing use of a systemwide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that TGPL divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The ALJ's decision is subject to review by the FERC.
Should the FERC issue an order consistent with the ALJ's recommendations, such order would be for prospective effect only. On August 18, 1995, TGPL filed exceptions to the ALJ's decision.

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

As also discussed in TGPL's 1994 Annual Report on Form 10-K, on
January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon)), and, on March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners. In the Marathon lawsuit, the Court, on July 17, 1995, granted TGPL's motion for partial summary judgement thereby rejecting a major portion of one of Marathon's claims against TGPL. Marathon has agreed to mediate with TGPL the matters at issue in the Marathon lawsuit. The Texaco lawsuit is scheduled to go to trial in December 1995.

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

Environmental Matters
_____________________

As of September 30, 1995, TGPL's reserve for estimated environmental assessment and remediation and related costs was approximately $43 million.

In February 1995, three citizens filed suit against TGPL in federal district court in Virginia for alleged violations of several provisions of both federal and state law. Since 1991, TGPL has worked with the appropriate Virginia authorities pursuant to an agreement to resolve certain emissions issues also raised by the citizens. TGPL believes the state environmental agency is in agreement with the actions proposed by TGPL which will resolve those emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend the suit brought by the citizens. In March 1995, TGPL filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. On October 13, 1995, the Court dismissed all counts of Plaintiffs' Complaint provided that Plaintiffs may amend their Complaint to salvage the state law nuisance claim by inclusion of appropriate allegations establishing diversity of citizenship jurisdiction.

TGPL has agreed to settle as a defendant in the Combustion, Inc. toxic tort class action pending in U. S. District Court in Baton Rouge, Louisiana. The District Court Judge approved the settling parties' Joint Motion and Preliminary Settlement Agreement, and the tort settlement was approved at the settlement fairness hearing held in September 1995.

Summary

While no assurances may be given, TGPL does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon TGPL's future financial position, results of operations and cash flow requirements.

                                        D.  FINANCING

Recapitalization
________________

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco. The following actions were completed through the third quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL:

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

The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million. As of September 30, 1995, there were no outstanding borrowings under this agreement.

Short-Term Financing
____________________

TGPL entered into a $50 million short-term money market facility with The Fuji Bank dated July 12, 1995. As of September 30, 1995, there were no outstanding borrowings under this agreement.

TGPL entered into a $25 million short-term money market facility with First Interstate Bank of California dated September 20, 1995. As of September 30, 1995, there were no outstanding borrowings under this agreement.

Sale of Receivables
___________________

In May 1995, TGPL entered into a one year agreement with a major commercial bank (Bank) pursuant to which TGPL can sell to the Bank up to $100 million of undivided interests in certain of its trade receivables. As of September 30, 1995, $84.2 million of these receivables were held by the Bank.

                                     E. PREFERRED STOCK

TGPL redeemed all outstanding shares of its three cumulative preferred stock series in March 1995 for $49.7 million, or $100 per share, plus accrued dividends of $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF TRANSCONTINENTAL GAS PIPE LINE CORPORATION'S (TGPL) FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of TGPL's 1994 Annual Report on Form 10-K and in TGPL's First and Second Quarter Reports on Form 10-Q and with the condensed financial statements and notes contained in this report.

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

After the completion of the tender offer, TGPL began funding its capital requirements with cash flows from operating activities, including the sale of trade receivables, by repayments of funds advanced to Transco and Williams, by advances from Transco and Williams and by borrowings under the Williams Credit Agreement and short-term money market facilities. At September 30, 1995, there were no outstanding borrowings under the Williams Credit Agreement or the short-term money market facilities and advances due TGPL by Williams totaled $6.3 million.

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco. See Notes D and E of the Notes to Condensed Financial Statements for a discussion of the actions completed through the third quarter of 1995 in connection with the recapitalization plan, as it impacts TGPL.

Capitalization and Cash Flows
_____________________________

As shown in the following table, which is expressed in millions, at September 30, 1995, the percentage of total debt to total invested capital was 28.0%, compared to 42.7% at December 31, 1994. The increase in common stockholder's equity due to the preliminary allocation of the Williams purchase price, partially offset by the retirement of TGPL's preferred stock, was the primary reason for the reduction of the percentage of total debt to total invested capital.

                                                          Post-Acquisition| Pre-Acquisition
                                                          ________________| _______________
                                                            September 30, | December 31,
                                                                1995      |      1994
                                                          _____________   | ____________
                                                                          |
                                                                          |
Common Stockholder's Equity                                  $  1,675.1   | $     814.8
Preferred Stock                                                       -   |        49.4
Long-term Debt, less Current Maturities                           651.9   |       644.2
                                                            ___________   | ___________
    Total Capitalization                                        2,327.0   |     1,508.4
Short-term Debt and Current Maturities of Long-term Debt              -   |           -
                                                            ___________   | ___________
    Total Invested Capital                                   $  2,327.0   | $   1,508.4
                                                            ___________   | ___________
                                                            ___________   | ___________
                                                                          |
Long-term Debt, less Current Maturities, as a Percentage                  |
  of Total Capitalization                                         28.0%   |       42.7%
Common Stockholder's Equity as a Percentage                               |
  of Total Capitalization                                         72.0%   |       54.0%
Total Debt as a Percentage of Total Invested Capital              28.0%   |       42.7%


For purposes of the discussion of variances between the nine months ended September 30, 1995 and the nine months ended September 30, 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first nine months of 1995 have been combined for a pro forma presentation of cash flows for the first nine months of 1995.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided by Operating Activities                    $   119.5      $  60.1
                                                               __________    __________
                                                               __________    __________

Net cash flows provided by operating activities for the nine months ended September 30, 1995 were $59 million higher than for the nine months ended September 30, 1994. The increase in cash flows was primarily the result of the amount and timing of disbursements for payables and lower cash refunds related to TGPL's rate cases paid during the nine months ended September 30, 1995 than during the same period of 1994.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Financing Activities                        $     45.9     $    8.3
                                                               __________    __________
                                                               __________    __________

Net cash flows used in financing activities for the nine months ended September 30, 1995 included cash outflows for the retirement of $50 million of preferred stock by TGPL, partly offset by a capital contribution from Williams of $6 million.

Net cash flows used in financing activities for the nine months ended September 30, 1994 were attributable to dividends of $5 million on preferred stock and $3 million for the retirement of preferred stock.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Investing Activities                        $     71.5     $    51.1
                                                               __________    __________
                                                               __________    __________

For the nine months ended September 30, 1995, net cash flows used in investing activities primarily consisted of $193 million for capital expenditures for property, plant and equipment as shown in the following table. This amount was partly offset by the repayment of advances to affiliates of $110 million and proceeds of $12 million from the sale of an interest in the Mobile Bay Lateral.

For the nine months ended September 30, 1994, cash flows used in investing activities primarily consisted of $72 million for capital expenditures for property, plant and equipment, partly offset by the repayment of advances to affiliates of $19 million.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
Capital Expenditures                                              1995           1994
____________________                                           __________    __________
                                                                     (In millions)

    Market-Area Projects                                       $    54.6      $   10.0
    Supply-Area Projects                                             2.3           7.6
    Existing Facilities and Other Projects                         136.1          54.1
                                                               __________     __________
    Total Capital Expenditures                                 $   193.0      $   71.7
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

CONCLUSION
__________

Although no assurances can be given, TGPL currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from Williams and borrowings under the Williams Credit Agreement or short-term money market facilities, will provide sufficient liquidity to meet its capital requirements. If necessary, TGPL also expects to be able to access public and private markets to finance its capital requirements.

RESULTS OF OPERATIONS

TGMC, through an agency agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL. The financial performance of TGPL's sales service, both merchant and non-merchant, is discussed separately in the following discussion.

For purposes of the discussion of variances between the nine months ended September 30, 1995 and the nine months ended September 30, 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the nine months of 1995 have been combined for a pro forma presentation of results of operations for the nine months of 1995.

Common Stock Equity in Net Income and Operating Income

TGPL's common stock equity in net income for the three months and nine months ended September 30, 1995 was $16.5 million and $50.9 million, respectively, compared with common stock equity in net income of $23.0 million and $74.9 million, respectively, for the three months and nine months ended September 30, 1994. The results for the three months ended September 30, 1995 include net after-tax charges related to the Merger totaling $6.2 million primarily for the amortization of the amount of the Williams purchase price allocated to TGPL's property, plant and equipment. The results for the nine months ended September 30, 1995 include net after-tax charges related to the Merger totaling $28.9 million, primarily to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes, and the amortization of the amount of the Williams purchase price allocated to TGPL's property, plant and equipment. Excluding the after-tax charges related to the Merger, TGPL's common stock equity in net income for the three and nine months ended September 30, 1995 would have been $22.7 million and $79.7 million, respectively.

Excluding the charges related to the Merger, the common stock equity in net income for the three months ended September 30, 1995 was comparable to the same period in 1994. Excluding the charges related to the Merger, the higher common stock equity in net income for the nine months ended September 30, 1995 was primarily due to higher net transportation revenues of $15.7 million (net of the related cost of transportation) and lower dividends on preferred stock of $3.8 million, partly offset by increased operating expenses of $13.9 million.

Operating Expenses

Excluding the pre-tax effects of the charges related to the Merger in 1995 and the cost of sales and transportation of $162.4 million and $518.3 million for the three and nine months ended September 30, 1995, respectively, and $193.1 million and $674.2 million, respectively, for the comparable periods in 1994, TGPL's operating expenses for the three and nine months ended September 30, 1995, were approximately $3.7 million and $13.9 million higher, respectively, than the comparable periods in 1994. For the three months ended September 30, 1995 the increase was due primarily to contractual and professional services and other operational expenses, partly offset by lower administrative and general salaries and office building rent. For the nine months ended September 30, 1995 the increase was due primarily to contractual and professional services, underground storage expenses and other operational expenses, partly offset by lower administrative and general salaries and office building rent.

Transportation Services

TGPL's operating revenues related to its transportation services, increased $7.1 million to $171.3 million for the three months ended September 30, 1995 and increased $24.7 million to $521.4 million for the nine months ended September 30, 1995, when compared to the same periods in 1994. Total transportation revenues increased for the three and nine months ended September 30, 1995 when compared to the same periods in 1994, primarily due to higher revenues of $1.6 million and $12.1 million, respectively, from increased throughput on the Mobile Bay lateral as a result of the change from interruptible transportation to firm transportation, lower credits to customers of $1.6 million and $6.8 million, respectively, related to refunds of previously over funded deferred federal income taxes and increased revenues related to certain increased costs included in TGPL's rate filing effective September 1, 1995, subject to refund.

As shown in the table below, TGPL's total market-area deliveries for the three months and nine months ended September 30, 1995 increased 18.8 TBtu, or 7%, and 19.9 TBtu, or 2%, respectively, when compared to the same periods in 1994. The increased deliveries, primarily firm transportation volumes, were mainly due to market growth and TGPL's new Southeast Expansion service which began in the fourth quarter of 1994.

The production-area deliveries for the three months and nine months ended September 30, 1995, decreased 12.2 TBtu, or 21%, and 23.3 TBtu, or 16%, respectively, when compared to the same periods in 1994, due primarily to increased competition among pipelines, especially intrastate pipelines, for transportation of production area volumes and the release of firm transportation capacity in the post Order 636 era. Additionally, in 1994 there were greater volumes transported for electricity generation due to several nuclear plants being shut-in.

As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting requirement, decreases or increases in system deliveries have no significant impact on operating income.

                                               Three Months               Nine Months
                                            Ended September 30,        Ended September 30,
                                        __________________________  ________________________
TGPL System Deliveries (TBtu)              1995          1994          1995         1994
____________________________            __________    __________    __________    _________

Market-area deliveries:
 Long-haul transportation                   192.0         173.4         618.8        605.8
 Market-area transportation                  98.8          98.6         338.5        331.6
                                        __________    __________     _________    _________
   Total market-area deliveries             290.8         272.0         957.3        937.4
Production-area transportation               44.7          56.9         125.4        148.7
                                        __________    __________     _________    _________
Total system deliveries                     335.5         328.9       1,082.7      1,086.1
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

See Note C of the Notes to Condensed Consolidated Financial Statements for a discussion of TGPL's rate and regulatory matters.

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

TGPL's operating revenues related to its sales services decreased $35 million to $130 million for the quarter ended September 30, 1995, when compared to the same period in 1994. This decrease is primarily due to lower volumes sold through TGPL's jurisdictional merchant sales services. For the nine months ended September 30, 1995, sales service revenues decreased $164 million to $422 million, when compared with the same period in 1994. Of this decrease, $155 million was related to lower volumes sold through TGPL's jurisdictional merchant sales services, $8 million was related to the renegotiated FS fee beginning in April 1995, and $1 million was related to TGPL's cash-out program for the settlement of current month transportation imbalances. However, these decreases in revenues had no effect on TGPL's operating or net income variances when compared to the prior year since the decrease was offset by a corresponding decrease in the cost of sales.

                                               Three Months               Nine Months
                                            Ended September 30,        Ended September 30,
                                        __________________________  ________________________
Gas Sales Volumes (TBtu) (1)               1995          1994          1995         1994
____________________________            __________    __________    __________    _________

 Long-term sales                             48.0          43.8         154.1        165.0
 Short-term sales                            22.3          33.2          70.4         82.9
                                        __________    __________     _________    _________
   Total gas sales                           70.3          77.0         224.5        247.9
                                        __________    __________     _________    _________
                                        __________    __________     _________    _________


(1)  TGMC, through an agency agreement with TGPL, manages all jurisdictional merchant gas sales made by TGPL.

Storage Services

TGPL's operating revenues for the three and nine months ended
September 30, 1995 related to its storage services increased $0.1 million and $5.4 million, respectively, when compared to the three and nine months ended September 30, 1994. The increase for the nine months ended September 30, 1995 reflects an increase in TGPL's storage rates effective in July 1994 due to higher storage rates charged to TGPL by the operator of the Leidy and Wharton storage fields; however, this increase in revenues was offset by a corresponding increase in underground storage costs included in operation and maintenance expenses.

                                 PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSCONTINENTAL GAS PIPE LINE
                                        CORPORATION




Dated:  November 13, 1995               By /s/ Nick A. Bacile
                                        __________________________________
                                        (Signature)
                                        Nick A. Bacile
                                        Vice President, Finance and Controller
                                        (Principal Financial Officer)