Form 10-Q
period 1996-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1996-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                    (713) 215-2000
                      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF MARCH 31, 1996 WAS 100.

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

        COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TRANSCO)


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Transco's 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 1996, and results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.




                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                    March 31,         December 31,
                                                                       1996               1995
                                                                 ------------         ------------
        ASSETS
Current Assets:
     Cash                                                        $     1,711          $      2,557
     Deposits                                                          3,816                 6,426
     Receivables:
        Affiliates                                                     3,456                 2,848
        Others                                                        67,678                49,481
     Advances to affiliates                                           82,343               104,499
     Transportation and exchange gas receivables:
        Affiliates                                                    30,917                28,309
        Others                                                        98,324               113,310
     Inventories                                                      68,573                56,827
     Deferred income tax benefits                                     51,263                37,640
     Other                                                            20,170                22,170
                                                                 -----------          ------------
        Total current assets                                         428,251               424,067
                                                                 -----------          ------------

Investments, at cost                                                   4,274                11,256
                                                                 -----------          ------------

Property, Plant and Equipment:
     Natural gas transmission plant                                3,477,805             3,455,154
     Less-Accumulated depreciation and amortization                  215,021               170,417
                                                                 -----------          ------------
        Property, plant and equipment, net                         3,262,784             3,284,737
                                                                 -----------          ------------

Other Assets                                                         202,802               201,728
                                                                 -----------          ------------

                                                                 $ 3,898,111          $  3,921,788
                                                                 ===========          ============


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.





                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                   March 31,          December 31,
                                                                      1996                1995
                                                                 ------------         ------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
     Current maturities of long-term debt                        $    250,686         $    277,126
     Payables:
        Affiliates                                                     54,408               84,590
        Others                                                        102,784              128,757
     Transportation and exchange gas payables:
        Affiliates                                                          -                  841
        Other                                                          61,445               76,459
     Accrued liabilities                                              137,860              154,236
     Reserve for rate refunds                                          96,057               55,123
     Other                                                                  -                   91
                                                                 ------------         ------------
         Total current liabilities                                    703,240              777,223
                                                                 ------------         ------------

Long-Term Debt, less current maturities                               406,778              382,045
                                                                 ------------         ------------

Other Liabilities:
   Deferred income taxes                                              833,976              840,189
   Other                                                              197,503              185,500
                                                                 ------------         ------------
         Total other liabilities                                    1,031,479            1,025,689
                                                                 ------------         ------------

Commitments and contingencies (Note C)

Common Stockholder's Equity:
   Common stock $1.00 par value:
      100 shares authorized, issued and outstanding                        -                     -
   Premium on capital stock and other paid-in capital              1,652,430             1,652,430
   Retained earnings                                                 104,184                84,401
                                                                 -----------          ------------
         Total common stockholder's equity                         1,756,614             1,736,831
                                                                 -----------          ------------

                                                                 $ 3,898,111          $  3,921,788
                                                                 ===========          ============


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.



The acquisition of Transco Energy Company and subsidiaries,  including  Transco, by The  Williams  Companies  was  accounted  for  using the  purchase  method of accounting.  Accordingly,  the purchase  price was "pushed down" and recorded in
the   accompanying   consolidated   financial   statements   which  affects  the
comparability of the post-acquisition and pre-acquisition  results of operations and cash flows.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                             Post-Acquisition                Pre-Acquisition
                                                    -----------------------------------  |  ----------------
                                                                        For the Period   |    For the Period
                                                     For the Three     January 18, 1995  |    January 1, 1995
                                                     Months Ended             to         |          to
                                                    March 31, 1996      March 31, 1995   |   January 17, 1995
                                                    --------------      --------------   |   ----------------
Operating Revenues:
   Natural gas sales                                $      264,077      $      118,960   |   $         31,701
   Natural gas transportation                              176,688             142,827   |             32,775
   Natural gas storage                                      36,772              32,851   |              7,452
   Other                                                     1,690               1,021   |                133
                                                    --------------      --------------   |   ----------------
      Total operating revenues                             479,227             295,659   |             72,061
                                                    --------------      --------------   |   ----------------
                                                                                         |
Operating Costs and Expenses:                                                            |
   Cost of natural gas sales                               264,010             118,952   |             31,691
   Cost of natural gas transportation                       24,191              26,072   |              6,279
   Operation and maintenance                                45,520              36,302   |              8,722
   Administrative and general                               34,662              30,164   |              7,063
   Provision for executive severance benefits                    -                   -   |             16,048
   Depreciation and amortization                            43,532              30,649   |              5,560
   Taxes - other than income taxes                           9,249               6,978   |              1,558
   Other                                                       216                 538   |                 53
                                                    --------------      --------------   |   ----------------
      Total operating costs and expenses                   421,380             249,655   |             76,974
                                                    --------------      --------------   |   ----------------
                                                                                         |
Operating Income (Loss)                                     57,847              46,004   |             (4,913)
                                                    --------------      --------------   |   ----------------
                                                                                         |
Other (Income) and Other Deductions:                                                     |
   Interest expense  - affiliates                                -                 128   |                  2
                     - other                                13,146              12,720   |              2,678
   Interest income   - affiliates                           (1,131)               (304)  |               (207)
                     - other                                   (54)                (79)  |                (12)
   Allowance for equity and borrowed funds                                               |
     used during construction (AFUDC)                       (1,039)               (946)  |               (234)
   Miscellaneous other deductions, net                         977                 242   |                213
                                                    --------------      --------------   |   ----------------
      Total other (income) and other deductions             11,899              11,761   |              2,440
                                                    --------------      --------------   |   ----------------
                                                                                         |
Income (Loss) before Income Taxes                           45,948              34,243   |             (7,353)
                                                                                         |
Provision for Income Taxes                                  17,819              13,236   |              2,309
                                                    --------------      --------------   |   ----------------
                                                                                         |
Net Income (Loss)                                           28,129              21,007   |             (9,662)
                                                                                         |
Dividends on Preferred Stock                                     -                 722   |                194
                                                    --------------      --------------   |   ----------------
                                                                                         |
Common Stock Equity in Net Income (Loss)            $       28,129      $       20,285   |   $         (9,856)
                                                    ==============      ==============   |   ================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries,  including  Transco, by The  Williams  Companies  was  accounted  for  using the  purchase  method of accounting.  Accordingly,  the purchase  price was "pushed down" and recorded in
the   accompanying   consolidated   financial   statements   which  affects  the
comparability of the post-acquisition and pre-acquisition  results of operations and cash flows.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                           Post-Acquisition             Pre-Acquisition
                                                                  ---------------------------------- | ----------------
                                                                                     For the Period  |   For the Period
                                                                  For the Three     January 18, 1995 |   January 1, 1995
                                                                   Months Ended             to       |          to
                                                                  March 31, 1996     March 31, 1995  |  January 17, 1995
                                                                  --------------     --------------  |  ----------------
Cash flows from operating activities:                                                                |
   Net income (loss)                                              $       28,129     $       21,007  |  $        (9,662)
   Adjustments to reconcile net income to net cash provided                                          |
     by (used in) operating activities:                                                              |
      Depreciation and amortization                                       45,809             33,579  |            6,165
      Deferred income taxes                                              (19,223)            (9,116) |            5,348
      Provision for (payment of) executive severance benefits                (77)            (2,943) |           16,048
      Allowance for equity funds used during construction (AFUDC)           (880)              (787) |             (190)
      Changes in operating assets and liabilities:                                                   |
         Receivables                                                     (18,805)           (63,575) |           (7,114)
         Transportation and exchange gas receivable                       12,378              2,352  |           (5,701)
         Inventories                                                     (11,746)            (8,595) |           (2,647)
         Payables                                                        (52,002)             8,340  |           (8,059)
         Transportation and exchange gas payable                         (15,855)            (2,299) |            4,934
         Accrued liabilities                                             (16,120)             2,742  |           (4,755)
         Reserve for rate refunds                                         30,773            (17,935) |          (26,846)
         Other, net                                                       24,444             (7,409) |               71
                                                                  --------------     --------------  |  ---------------
             Net cash provided by (used in) operating activities           6,825            (44,639) |          (32,408)
                                                                  --------------     --------------  |  ---------------
                                                                                                     |
Cash flows from financing activities:                                                                |
   Additions to long-term debt                                                 -             20,000  |               -
   Retirement of preferred stock                                               -            (49,744) |               -
   Advances from affiliates, net                                               -              8,636  |           8,195
   Dividends on preferred stock                                                -             (1,647) |               -
                                                                  --------------     --------------  |  --------------
             Net cash provided by (used in) financing activities               -            (22,755) |           8,195
                                                                  --------------     --------------  |  --------------
                                                                                                     |
Cash flows from investing activities:                                                                |
   Property, plant and equipment, net of equity AFUDC                    (28,519)           (28,438) |          (4,896)
   Sale of assets                                                              -             11,755  |               -
   Advances to affiliates, net                                            22,156             52,375  |          63,599
   Other, net                                                             (1,308)               (50) |             (24)
                                                                  --------------     --------------  |  --------------
             Net cash provided by (used in) investing activities          (7,671)            35,642  |          58,679
                                                                  --------------     --------------- |  --------------
                                                                                                     |
Net increase (decrease) in cash and cash equivalents                        (846)           (31,752) |          34,466
Cash and cash equivalents at beginning of period                           2,557             36,094  |           1,628
                                                                  --------------     --------------  |  --------------
Cash and cash equivalents at end of period                        $        1,711     $        4,342  |  $       36,094
                                                                  ==============     ==============  |  ==============
                                                                                                     |
                                                                                                     |
Supplemental disclosures of cash flow information:                                                   |
  Cash paid (refunded) during the year for:                                                          |                          |
      Interest (net of amount capitalized)                        $       17,324     $       13,076  |  $        5,552
      Income taxes paid                                                   60,821                446  |          19,427
      Income tax refunds received                                              -               (119) |               -

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          A.  CORPORATE STRUCTURE AND CONTROL

     Prior to May 1, 1995,  Transcontinental Gas Pipe Line Corporation (Transco)
was  a  wholly-owned   subsidiary  of  Transco  Gas  Company  (TGC).  TGC  is  a
wholly-owned subsidiary of Transco Energy Company (TEC).

     As discussed in Transco's 1995 Annual Report on Form 10-K, TEC and The Williams Companies, Inc. (Williams) entered into a merger agreement (Merger) pursuant to which Williams acquired TEC and its wholly-owned subsidiaries. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interests in Transco.

                               B.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Transco's 1995 Annual Report on Form 10-K.

     The acquisition of TEC and its subsidiaries, including Transco, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The accompanying post-acquisition consolidated financial statements reflect Transco's share of the purchase price. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

     Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

     Through an agency agreement, Williams Energy Services Company (WESCO), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

     Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

     Effective January 1, 1996, Transco adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Transco's financial position or results of operations.

                       C.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K other than as described below.

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP95-197)

     Transco, FERC's staff, and other interested parties have undertaken settlement negotiations which have produced an agreement in principle among nearly all active parties addressing many of the issues scheduled for the Phase II hearing. More specifically, the agreement in principle encompasses all issues regarding cost of service and throughput, except rate of return and capital structure, as well as several cost allocation issues. Certain issues in Phase II will be reserved for the hearing which has been postponed by the Administrative Law Judge (ALJ) until September 1996. An offer of settlement based on the settlement in principle will be submitted to the ALJ for certification to the FERC.

     GENERAL RATE CASE (DOCKET NO. RP92-137)

     On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. The FERC directed Transco to make refunds in accordance with the April 10, 1996 order. Transco previously provided a reserve which it believes is sufficient for refunds required under the order.

     GATHERING FACILITIES

     In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to a subsidiary of Williams Field Services Company (WFS), an affiliate of Transco. The net book value at December 31, 1995 of the original cost of the facilities proposed to be abandoned is approximately $230 million. The net book value at December 31, 1995 of the facilities including the purchase price allocation to Transco is approximately $600 million. Concurrently, the WFS subsidiary filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. The filings are part of an ongoing comprehensive restructuring plan by Williams to separate all gathering facilities from Williams' jurisdictional interstate natural gas pipeline transmission companies.

LEGAL PROCEEDINGS

     DAKOTA GASIFICATION LITIGATION

     On February 20, 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. The claimed additional refunds, which approximate $90 million net to Transco, pertain to amounts paid Dakota Gasification Company from November 1, 1988, to May 1, 1993. Transco and the other pipelines have filed with the FERC an answer opposing the motion.

     ROYALTY CLAIMS

     The Vaquillas Ranch and Billings litigation has been settled by cash payments. Transco had previously established a reserve that covered, among other things, potential liability for this litigation.

     Some producers that have indemnification arrangements with Transco covering certain types of royalty claims have received additional claims for royalties. Some of these claims may be covered by such indemnification.

ENVIRONMENTAL MATTERS

     As of March 31, 1996, Transco's reserve for estimated environmental assessment and remediation and related costs was approximately $40 million.

     In February 1995, three citizens filed suit against Transco in federal district court in Virginia for alleged violations of several provisions of both federal and state law. In March 1995, Transco filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. In October 1995, the court dismissed all counts of plaintiffs' complaint provided that plaintiffs could amend their complaint to salvage the state law nuisance claim by inclusion of appropriate allegations establishing diversity of citizenship jurisdiction. Plaintiffs did so amend their complaint. In March 1996, Transco reached an agreement in principle with plaintiffs to settle and resolve this lawsuit. In April 1996, the definitive settlement agreement was fully executed by all plaintiffs and Transco.

SUMMARY

     While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                           D.  DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

     Williams and certain of its subsidiaries, including Transco, are parties to an $800 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of March 31, 1996, Transco had no outstanding borrowings under this agreement.

     On May 15, 1996, Transco will redeem $125 million of its adjustable rate notes primarily through the use of the Credit Agreement and has classified the notes as long-term at March 31, 1996.

SHORT-TERM DEBT

     In April 1996, Transco replaced one of its short-term money market facilities, which increased the amount Transco can borrow under such facilities to an aggregate of $135 million from $115 million. Interest rates under the new facility vary with current market conditions. As of March 31, 1996, Transco had no outstanding borrowings under these facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1995 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, repayments of funds advanced to Williams, borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. In 1996, Transco also plans to access capital markets to refinance current maturities of existing long-term debt. At March 31, 1996 there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities and advances due Transco by Williams totaled $82 million.

CAPITALIZATION AND CASH FLOWS

    As shown in the following table, at March 31, 1996, the percentage of total debt to total invested capital was 27.2%, compared to 27.5% at December 31, 1995.


                                                               March 31, 1996    December 31, 1995
                                                               --------------    -----------------
                                                                            (In Millions)

Common Stockholder's Equity                                     $   1,756.6          $   1,736.8
Preferred Stock                                                           -                    -
Long-term Debt, Less Current Maturities                               406.8                382.0
                                                                -----------          -----------
     Total Capitalization                                           2,163.4              2,118.8
Current Maturities of Long-term Debt                                  250.7                277.1
                                                                -----------          -----------
     Total Invested Capital                                     $   2,414.1          $   2,395.9
                                                                ===========          ===========


Long-term Debt, Less Current Maturities, as a Percentage
  of Total Capitalization                                             18.8%                18.0%
Common Stockholder's Equity as a Percentage of Total Capitalization   81.2%                82.0%
Total Debt as a Percentage of Total Invested Capital                  27.2%                27.5%


     For purposes of the discussion of variances between the three months ended March 31, 1996 and the three months ended March 31, 1995, the pre-acquisition and post-acquisition periods presented in the accompanying consolidated financial statements for the three months ended March 31, 1995 have been combined for a pro forma presentation of cash flows for the first three months of 1995.

                                                              Three Months
                                                             Ended March 31,
                                                           -----------------
                                                           1996        1995
                                                           ----       ------
                                                             (In Millions)

Cash Flows Provided by (Used in) Operating Activities      $6.8       $(77.0)
                                                           ====       ======



     Net cash flows provided by operating activities for the three months ended March 31, 1996 were $83.8 million higher than for the three months ended March 31, 1995, primarily due to the collection of revenues in 1996 subject to refund under the RP95-197 general rate case and amounts refunded to customers in 1995 under the RP92-137 general rate case.


                                                              Three Months
                                                             Ended March 31,
                                                           -----------------
                                                           1996         1995
                                                           ----         ----
                                                             (In Millions)

Cash Flows Used in Financing Activities                    $  -        $14.6
                                                           ====        =====



     Net cash flows used in financing activities for the three months ended March 31, 1995 included cash outflows for the retirement of $50 million of preferred stock by Transco, partly offset by borrowings of $20 million by Transco under the Credit Agreement and net advances from TEC of $17 million.


                                                              Three Months
                                                             Ended March 31,
                                                           -----------------
                                                            1996        1995
                                                           -----       -----
                                                             (In Millions)

Cash Flows Provided by (Used in) Investing Activities      $(7.7)      $94.3
                                                           =====       =====



     For the three months ended March 31, 1996, net cash flows used in investing activities primarily consisted of $29 million for capital expenditures for property, plant and equipment as shown in the following table. This amount was partly offset by the repayment by Williams of advances by Transco of $22 million.

     For the three months ended March 31, 1995, net cash flows provided by investing activities primarily included the net repayment of advances to TEC of $116 million and proceeds of $12 million from the sale of an interest in the Mobile Bay lateral, partly offset by capital expenditures of $33 million for property, plant and equipment as shown in the following table.

                                                              Three Months
                                                             Ended March 31,
                                                          -------------------
Capital Expenditures                                       1996         1995
- --------------------                                      ------       ------
                                                              (In Millions)

Market-Area Projects                                      $  6.5       $ 11.2
Maintenance of Existing Facilities and Other Projects       22.0         22.1
                                                          ------       ------
Total Capital Expenditures                                $ 28.5       $ 33.3
                                                          ======       ======



OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     Transco's capital requirements and contingencies are discussed in its 1995 Annual Report on Form 10-K. Other than described in Note C of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

CONCLUSION

     Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement or short-term money market facilities, will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to be able to access public and private markets to finance its capital requirements.

                                 RESULTS OF OPERATIONS

     As a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated Statement of Income for the three months ended March 31, 1995 has been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. For purposes of the discussion of variances between the three months ended March 31, 1996 and the three months ended March 31, 1995, the pre-acquisition and post-acquisition periods for the three months ended March 31, 1995 have been combined for a pro forma presentation of results of operations for the first three months of 1995.

COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME

     Transco's common stock equity in net income for the three months ended March 31, 1996 was $28.1 million, compared with common stock equity in net income of $10.4 million for the three months ended March 31, 1995. The results for the three months ended March 31, 1995 include an after-tax charge of $15.3 million, to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. Excluding this charge, Transco's common stock equity in net income for the three months ended March 31, 1995 would have been $25.7 million.

     Excluding the 1995 charge for executive severance and termination benefits, the higher common stock equity in net income of $2.4 million for the three months ended March 31, 1996 was primarily due to lower net interest expense of $2.9 million and preferred stock dividends savings of $0.9 million. Operating income for the three months ended March 31, 1996 of $57.8 million was comparable to operating income of $57.1 million (excluding the pre-tax charge of $16.0 million for executive severance and termination benefits) for the three months ended March 31, 1995.

     Because of its rate structure and historical maintenance schedule, Transco typically experiences its greatest profitability in the first and fourth quarters of the year.

OPERATING EXPENSES

     Excluding the pre-tax effects of the charge for executive severance and termination benefits in 1995 and the cost of sales and transportation of $288 million for the three months ended March 31, 1996, and $183 million for the three months ended March 31, 1995, Transco's operating expenses for the three months ended March 31, 1996, were approximately $5.6 million higher than the first quarter of 1995. The increase was mainly due to higher depreciation and amortization of $7.3 million, primarily greater amortization of amounts allocated to Transco's property, plant and equipment from the Williams purchase price of $4.9 million; increased operation and maintenance expenses of $0.5 million; and increased taxes - other than income of $0.7 million; partly offset by lower administrative and general expenses of $2.6 million, primarily a $1.2 million decrease in office building rent.

TRANSPORTATION SERVICES

     Transco's operating revenues related to its transportation services were $177 million for the quarter ended March 31, 1996, compared to $176 million for the first quarter of 1995. The slight improvement includes the benefits of phase one of the 1995/1996 Southeast Expansion Project placed into service in late 1995.

     As shown in the table below, Transco's total market-area deliveries for the first three months of 1996 increased 33.0 TBtu, or 9%, when compared to the 1995 first quarter. The increased deliveries were mainly due to prolonged cold weather in the market area in the first quarter of 1996.

     The production-area deliveries for the first three months of 1996, increased 18.7 TBtu, or 48%, when compared to the 1995 first quarter, due primarily to prolonged cold weather in the market area in the first quarter of 1996.

     As a result of a straight fixed-variable (SFV) rate design, the increase in total system deliveries had no significant impact on operating income.


                                                              Three Months
                                                             Ended March 31,
                                                           ------------------
Transco System Deliveries (TBtu)                           1996          1995
- --------------------------------                           ----         -----

Market-area deliveries:
    Long-haul transportation                               261.8        224.3
    Market-area transportation                             139.5        144.0
                                                           -----        -----
        Total market-area deliveries                       401.3        368.3
Production-area transportation                              57.8         39.1
                                                           -----        -----
Total system deliveries                                    459.1        407.4
                                                           =====        =====

Average Daily Transportation Volumes (TBtu)                  5.0          4.5
Average Daily Firm Reserved Capacity (TBtu)                  4.9          5.1

    Transco's facilities are divided into seven rate zones. Four are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

    See Note C of the Notes to Condensed Consolidated Financial Statements for a discussion of Transco's rate and regulatory matters.

SALES SERVICES

    Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

    Through an agency agreement, WESCO manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

    Transco's operating revenues related to its sales services increased $113 million to $264 million for the first quarter of 1996, when compared to the same period in 1995. This increase was primarily due to sharply higher gas prices in Transco's jurisdictional merchant sales services. However, this increase in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the increase in revenues was offset by a corresponding increase in the cost of sales.


                                                              Three Months
                                                             Ended March 31,
                                                            -----------------
Gas Sales Volumes (TBtu)                                    1996         1995
- ------------------------                                    ----         ----

Long-term sales                                             64.4         55.6
Short-term sales                                            16.6         28.6
                                                            ----         ----
    Total gas sales                                         81.0         84.2
                                                            ====         ====


STORAGE SERVICES

    Transco's operating revenues for the first quarter of 1996 related to its storage services decreased $3.5 million when compared to the first quarter of 1995. This decrease in revenues was offset by a corresponding decrease in underground storage costs included in operation and maintenance expenses.

                               PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None

                                        SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated: May 13, 1996                   By /s/ Nick A. Bacile
                                      ----------------------------------
                                      Nick A. Bacile
                                      Vice President and Controller
                                      (Principal Financial Officer)