Form 10-Q
period 1996-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1996-08-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF JUNE 30, 1996 WAS 100.

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

        COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TRANSCO)


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Transco's 1995 Annual Report on Form 10-K and 1996 First Quarter Report on Form 10-Q. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 1996, and results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                           June 30,       December 31,
                                                                             1996             1995
                                                                        ------------      ------------
        ASSETS
Current Assets:
     Cash                                                               $      2,199      $      2,557
     Deposits                                                                  4,023             6,426
     Receivables:
        Affiliates                                                             1,445             2,848
        Others                                                                41,967            49,481
     Advances to affiliates                                                   27,963           104,499
     Transportation and exchange gas receivables:
        Affiliates                                                            39,492            28,309
        Others                                                                77,974           113,310
     Inventories                                                              70,367            56,827
     Deferred income tax benefits                                             75,154            37,640
     Other                                                                    19,025            22,170
                                                                        ------------      ------------
        Total current assets                                                 359,609           424,067
                                                                        ------------      ------------

Investments                                                                    5,230            11,256
                                                                        ------------      ------------

Property, Plant and Equipment:
     Natural gas transmission plant                                        3,535,169         3,455,154
     Less-Accumulated depreciation and amortization                          252,114           170,417
                                                                        ------------      ------------
        Property, plant and equipment, net                                 3,283,055         3,284,737
                                                                        ------------      ------------

Other Assets                                                                 215,264           201,728
                                                                        ------------      ------------

                                                                        $  3,863,158      $  3,921,788
                                                                        ============      ============


       The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                           June 30,         December 31,
                                                                             1996               1995
                                                                        ------------      --------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                               $    250,044      $      277,126
     Payables:
        Affiliates                                                            47,351              84,590
        Others                                                                78,360             128,757
     Transportation and exchange gas payables:
        Affiliates                                                               182                 841
        Other                                                                 44,391              76,459
     Accrued liabilities                                                     119,015             154,236
     Reserve for rate refunds                                                135,905              55,123
     Other                                                                         -                  91
                                                                        ------------      --------------
         Total current liabilities                                           675,248             777,223
                                                                        ------------      --------------

Long-Term Debt, less current maturities                                      381,743             382,045
                                                                        ------------      --------------

Other Liabilities:
   Deferred income taxes                                                     836,425             840,189
   Other                                                                     195,085             185,500
                                                                        ------------      --------------
         Total other liabilities                                           1,031,510           1,025,689
                                                                        ------------      --------------

Commitments and contingencies (Note C)

Common Stockholder's Equity:
   Common stock $1.00 par value:
      100 shares authorized, issued and outstanding                                -                   -
   Premium on capital stock and other paid-in capital                      1,652,430           1,652,430
   Retained earnings                                                         122,227              84,401
                                                                        ------------      --------------
         Total common stockholder's equity                                 1,774,657           1,736,831
                                                                        ------------      --------------

                                                                        $  3,863,158      $    3,921,788
                                                                        ============      ==============



       The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                             For the Three    For the Three
                                                                             Months Ended     Months Ended
                                                                             June 30, 1996    June 30, 1995
                                                                            ---------------   --------------
Operating Revenues:
   Natural gas sales                                                        $      190,984    $     141,881
   Natural gas transportation                                                      163,097          174,533
   Natural gas storage                                                              36,148           38,033
   Other                                                                             1,347            1,795
                                                                            ---------------   --------------
      Total operating revenues                                                     391,576          356,242
                                                                            ---------------   --------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                       191,050          141,742
   Cost of natural gas transportation                                               19,861           31,200
   Operation and maintenance                                                        50,502           50,629
   Administrative and general                                                       33,837           34,595
   Depreciation and amortization                                                    42,718           39,006
   Taxes - other than income taxes                                                   9,076            8,578
   Other                                                                               298              155
                                                                            ---------------  ---------------
      Total operating costs and expenses                                           347,342          305,905
                                                                            ---------------  ---------------

Operating Income                                                                    44,234           50,337
                                                                            ---------------  ---------------

Other (Income) and Other Deductions:
   Interest expense - affiliates                                                         -              177
                    - other                                                         16,510           14,071
   Interest income  - affiliates                                                    (1,069)            (359)
                    - other                                                           (202)            (450)
   Allowance for equity and borrowed funds used during construction (AFUDC)         (1,519)           1,666)
   Miscellaneous other deductions, net                                                 961              496
                                                                            ---------------   --------------
      Total other (income) and other deductions                                     14,681           12,269
                                                                            ---------------   --------------



Income Before Income Taxes                                                          29,553           38,068

Provision for Income Taxes                                                          11,510           14,171
                                                                            ---------------   --------------

Net Income                                                                          18,043           23,897

Dividends on Preferred Stock                                                             -                -
                                                                            ---------------   --------------

Common Stock Equity in Net Income                                           $       18,043    $      23,897
                                                                            ===============   ==============


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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                             Post-Acquisition                Pre-Acquisition
                                                     ---------------------------------      ----------------
                                                                        For the Period   |    For the Period
                                                      For the Six      January 18, 1995  |    January 1, 1995
                                                     Months Ended             to         |          to
                                                     June 30, 1996       June 30, 1995   |   January 17, 1995
                                                     -------------       -------------   |   ----------------
                                                                                         |
Operating Revenues:                                                                      |
   Natural gas sales                                 $    455,061        $    260,841    |   $        31,701
   Natural gas transportation                             339,785             317,360    |            32,775
   Natural gas storage                                     72,920              70,884    |             7,452
   Other                                                    3,037               2,816    |               133
                                                     -------------       -------------   |   ----------------
      Total operating revenues                            870,803             651,901    |            72,061
                                                     -------------       -------------   |   ----------------
                                                                                         |
Operating Costs and Expenses:                                                            |
   Cost of natural gas sales                              455,060             260,694    |            31,691
   Cost of natural gas transportation                      44,052              57,272    |             6,279
   Operation and maintenance                               96,022              86,931    |             8,722
   Administrative and general                              68,499              64,759    |             7,063
   Provision for executive severance benefits                   -                   -    |            16,048
   Depreciation and amortization                           86,250              69,655    |             5,560
   Taxes - other than income taxes                         18,325              15,556    |             1,558
   Other                                                      514                 693    |                53
                                                     -------------       -------------   |   ----------------
      Total operating costs and expenses                  768,722             555,560    |            76,974
                                                     -------------       -------------   |   ----------------
                                                                                         |
Operating Income (Loss)                                   102,081              96,341    |            (4,913)
                                                     -------------       -------------   |   ----------------
Other (Income) and Other Deductions:                                                     |
   Interest expense - affiliates                                -                 305    |                 2
                    - other                                29,656              26,791    |             2,678
   Interest income  - affiliates                           (2,200)               (663)   |              (207)
                    - other                                  (256)               (529)   |               (12)
   Allowance for equity and borrowed funds used during                                   |
     construction (AFUDC)                                  (2,558)             (2,612)   |              (234)
   Miscellaneous other deductions, net                      1,938                 738    |               213
                                                     -------------       -------------   |    ---------------
      Total other (income) and other deductions            26,580              24,030    |             2,440
                                                     -------------       -------------   |    ---------------
                                                                                         |
Income (Loss) before Income Taxes                          75,501              72,311    |            (7,353)
                                                                                         |
Provision for Income Taxes                                 29,329              27,407    |             2,309
                                                     -------------       -------------   |    ---------------
                                                                                         |
Net Income (Loss)                                          46,172              44,904    |            (9,662)
                                                                                         |
Dividends on Preferred Stock                                    -                 722    |               194
                                                     -------------       -------------   |    ---------------
                                                                                         |
Common Stock Equity in Net Income (Loss)             $     46,172        $     44,182    |    $       (9,856)
                                                     =============       =============   |    ===============



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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                         Post-Acquisition              Pre-Acquisition
                                                                  ---------------------------------    ----------------
                                                                                    For the Period  |  For the Period
                                                                   For the Six     January 18, 1995 |  January 1, 1995
                                                                   Months Ended            to       |         to
                                                                   June 30, 1996      June 30, 1995 |  January 17, 1995
                                                                   -------------      ------------- |  ----------------
                                                                                                    |
Cash flows from operating activities:                                                               |
   Net income (loss)                                               $     46,172       $     44,904  |  $        (9,662)
   Adjustments to reconcile net income to net cash provided                                         |
     by (used in) operating activities:                                                             |
      Depreciation and amortization                                      92,726             75,957  |            6,083
      Deferred income taxes                                             (40,673)            (9,032) |            5,348
      Provision for (payment of) executive severance benefits              (401)           (13,396) |           16,048
      Allowance for equity funds used during construction (AFUDC)        (1,739)            (2,182) |             (190)
      Changes in operating assets and liabilities:                                                  |
         Receivables                                                      8,917              2,834  |           (7,114)
         Transportation and exchange gas receivables                     24,153            (40,662) |           (5,701)
         Inventories                                                    (13,541)             5,300  |           (2,647)
         Payables                                                       (84,400)            36,829  |           (8,059)
         Transportation and exchange gas payables                       (32,727)            29,583  |            4,934
         Accrued liabilities                                            (37,797)            10,164  |           (4,755)
         Reserve for rate refunds                                        60,462            (14,780) |          (26,846)
         Other, net                                                      21,665            (22,261) |              153
                                                                   -------------       ------------ |  ----------------
             Net cash provided by (used in) operating activities         42,817            103,258  |          (32,408)
                                                                   -------------       ------------ |  ----------------
                                                                                                    |
Cash flows from financing activities:                                                               |
   Capital contribution by parent                                             -              5,539  |                -
   Additions to long-term debt                                          100,000             50,000  |                -
   Retirement of long-term debt                                        (125,000)           (20,000) |                -
   Retirement of preferred stock                                              -            (49,744) |                -
   Advances from affiliates, net                                              -             (8,195) |            8,195
   Dividends on preferred stock                                               -             (1,647) |                -
                                                                   -------------       ------------ |  ----------------
             Net cash provided by (used in) financing activities        (25,000)           (24,047) |            8,195
                                                                   -------------       ------------ |  ----------------
                                                                                                    |
Cash flows from investing activities:                                                               |
   Property, plant and equipment (PP&E), net of equity AFUDC            (89,717)          (101,121) |           (3,797)
   Changes in accounts payable and accrued liabilities - PP&E            (3,235)            (2,446) |           (1,099)
   Sale of assets                                                             -             15,829  |                -
   Advances to affiliates, net                                           76,536            (24,494) |           63,599
   Other, net                                                            (1,759)               973  |              (24)
                                                                   -------------       ------------ |  ----------------
             Net cash provided by (used in) investing activities        (18,175)          (111,259) |           58,679
                                                                   -------------       ------------ |  ----------------
                                                                                                    |
Net increase (decrease) in cash and cash equivalents                       (358)           (32,048) |           34,466
Cash and cash equivalents at beginning of period                          2,557             36,094  |            1,628
                                                                   -------------       ------------ |  ----------------
Cash and cash equivalents at end of period                         $      2,199        $     4,046  |  $        36,094
                                                                   =============       ============ |  ================
                                                                                                    |
                                                                                                    |
Supplemental  disclosures of cash flow information:                                                 |
  Cash paid (refunded) during the year for :                                                        |
      Interest (net of amount capitalized)                         $     27,842        $    24,029  |  $         5,552
      Income taxes paid                                                   8,616             25,147  |           19,427
      Income tax refunds received                                          (417)            (1,486) |                -

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Transco's 1995 Annual Report on Form 10-K and included in Transco's First Quarter Report on Form 10-Q.

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

     Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated

Statement of Income and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

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

                       C.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K or 1996 First Quarter Report on Form 10-Q other than as described below.

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP95-197)

     Transco, FERC's staff and nearly all active parties have agreed to settle many of the issues scheduled for hearing in September, 1996. On June 19, 1996, an offer of settlement encompassing all issues regarding cost of service and throughput (except rate of return and capital structure), as well as several cost allocation issues, was submitted to the Administrative Law Judge (ALJ) for certification to the FERC. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and FERC's staff either support the settlement or do not oppose it. On July 31, 1996 the ALJ certified the settlement to the FERC for its consideration.

     GENERAL RATE CASE (DOCKET NO. RP92-137)

     On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. The FERC directed Transco to make refunds in accordance with the April 10, 1996 order. Certain parties filed for rehearing of the April 10 order and, on July 23, 1996, the FERC denied the rehearing requests. Transco previously provided a reserve which it believes is sufficient for refunds required under the order.

     ORDER 636

     On July 3, 1996, the FERC issued an order on review of an ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation.

     On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted.

LEGAL PROCEEDINGS

     DAKOTA GASIFICATION LITIGATION

     By order dated July 17, 1996, the FERC set this case for oral argument before the FERC to take place on September 25, 1996.

     ROYALTY CLAIMS

     On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. Transco is named as a defendant in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. Transco intends to vigorously defend against these claims.

     The Texaco lawsuit is scheduled to go to trial in November 1996.

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

                           D.  DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

     Williams and certain of its subsidiaries, including Transco, are parties to an $800 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of June 30, 1996, Transco had outstanding borrowings of $100 million under this agreement.

     On May 15, 1996, Transco redeemed $125 million of its adjustable rate notes primarily through the use of the Credit Agreement.

     On July 15, 1996, Transco issued $200 million of debentures (the "Debentures"), which pay interest at 7.08% per annum on January 15 and July 15 of each year, beginning January 15, 1997. The Debentures mature on July 15, 2026, but are subject to redemption, at any time after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price. The holder of each Debenture may elect between May 15, 2001 and June 15, 2001 to have such Debenture repaid on July 15, 2001 at 100% of the principal amount. The Debentures have no sinking fund provisions.

SHORT-TERM DEBT

     In May 1996, Transco canceled one of its short-term money market facilities, which decreased the amount Transco can borrow under such facilities to an aggregate of $95 million from $135 million. As of June 30, 1996, Transco had no outstanding borrowings under these facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1995 Annual Report on Form 10-K and in Transco's First Quarter Report on Form 10-Q and with the condensed financial statements and notes contained in this report.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, repayments of funds advanced to Williams, borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. In late 1996 or early 1997, Transco also expects to access capital markets to refinance current maturities of existing long-term debt.

     As discussed in Note D of the Notes to the Condensed Consolidated Financial Statements, during May 1996, Transco redeemed $125 million of adjustable rate notes and, during July 1996, Transco issued $200 million of Debentures.

At June 30, 1996 there were outstanding borrowings of $100 million under the Credit Agreement, which were repaid on July 17, 1996, from the proceeds of the Debentures, and no outstanding borrowings under the short-term money market facilities. Advances due Transco by Williams, which at June 30, 1996, totaled $28 million, increased to $127 million on July 31, 1996, primarily due to the proceeds of the Debentures.

CAPITALIZATION AND CASH FLOWS

    As shown in the following table, at June 30, 1996, the percentage of total debt to total invested capital was 26.3%, compared to 27.5% at December 31, 1995.


                                                                  June 30, 1996    December 31, 1995
                                                                  -------------    -----------------
                                                                            (In Millions)

Common Stockholder's Equity                                       $ 1,774.7          $ 1,736.8
Preferred Stock                                                           -                  -
Long-term Debt, Less Current Maturities                               381.7              382.0
                                                                  ---------          ---------
     Total Capitalization                                           2,156.4            2,118.8
Current Maturities of Long-term Debt                                  250.0              277.1
                                                                  ---------          ---------
     Total Invested Capital                                       $ 2,406.4          $ 2,395.9
                                                                  =========          =========


Long-term Debt, Less Current Maturities, as a Percentage
  of Total Capitalization                                             17.7%              18.0%
Common Stockholder's Equity as a Percentage of Total Capitalization   82.3%              82.0%
Total Debt as a Percentage of Total Invested Capital                  26.3%              27.5%







     For purposes of the  discussion  of variances  between the six months ended
June 30, 1996 and the six months ended June 30, 1995, the pre-acquisition and post-acquisition periods presented in the accompanying consolidated financial statements for the six months ended June 30, 1995 have been combined for a pro forma presentation of cash flows for the first six months of 1995.


                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
                                                              (In Millions)

Cash Flows Provided by  Operating Activities            $     42.8   $     70.9
                                                        ==========   ==========



     Net cash flows  provided by operating  activities  for the six months ended
June 30, 1996 were $28 million lower than for the six months ended June 30, 1995, primarily due to the timing of disbursements for payables and payments of federal income taxes to Williams in 1996 compared to 1995, partially offset by the collection of revenues in 1996 subject to refund under the RP95-197 general rate case and amounts refunded to customers in 1995 under the RP92-137 general rate case.




                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
                                                              (In Millions)

Cash Flows Used in Financing Activities                 $     25.0   $     15.9
                                                        ==========   ==========



     Net cash flows used in financing  activities  for the six months ended June
30, 1996 included cash outflows for the retirement of $125 million of long-term debt by Transco, partly offset by borrowings of $100 million by Transco under the Credit Agreement.

     Net cash flows used in financing  activities  for the six months ended June
30, 1995 included cash outflows for the retirement of $50 million of preferred stock by Transco, partly offset by net borrowings of $30 million by Transco under the Credit Agreement and a capital contribution from Williams of $5 million.



                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
                                                              (In Millions)

Cash Flows Used in Investing Activities                 $     18.2   $     52.6
                                                        ==========   ==========



     For the six months ended June 30, 1996, net cash flows used in investing activities primarily consisted of $93 million for capital expenditures for property, plant and equipment as shown in the following table. This amount was substantially offset by the net repayment by Williams of advances by Transco of $77 million.

     For the six months ended June 30, 1995, net cash flows used in investing activities primarily consisted of $108 million for capital expenditures for property, plant and equipment as shown in the following table. This amount was partly offset by the net repayment of advances to affiliates of $39 million and proceeds of $16 million from the sale of assets of which $12 million is from the sale of an interest in the Mobile Bay Lateral.


                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
Capital Expenditures                                       1996         1995
- --------------------                                    ----------   ----------
                                                              (In Millions)

Market-Area Projects                                    $     14.7   $     33.3
Maintenance of Existing Facilities and Other Projects         78.3         75.2
                                                        ----------   ----------
Total Capital Expenditures                              $     93.0   $    108.5
                                                        ==========   ==========



OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     Transco's capital requirements and contingencies are discussed in its 1995 Annual Report on Form 10-K. Other than described in Note C of the Notes to Condensed Consolidated Financial Statements in Transco's First Quarter Report on Form 10-Q and in this report, there have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

                                 RESULTS OF OPERATIONS

     As a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated Statement of Income for the six months ended June 30, 1995 has been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. For purposes of the discussion of variances between the six months ended June 30, 1996 and the six months ended June 30, 1995, the pre-acquisition and post-acquisition periods for the six months ended June 30, 1995 have been combined for a pro forma presentation of results of operations for the first six months of 1995.

COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME

     Transco's common stock equity in net income for the three months and six months ended June 30, 1996 was $18.0 million and $46.2 million, respectively, compared with common stock equity in net income of $23.9 million and $34.3 million for the three months and six months ended June 30, 1995 , respectively. The results for the six months ended June 30, 1995 include an after-tax charge of $15.3 million, to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. Excluding this charge, Transco's common stock equity in net income for the six months ended June 30, 1995 would have been $49.6 million.

     The lower common stock equity in net income of $5.9 million for the three months ended June 30, 1996 was primarily due to higher operating expenses (excluding the cost of sales and transportation), slightly lower revenues, net of the related cost of sales and transportation, and higher net interest expense. Excluding the 1995 charge for executive severance and termination benefits, the lower common stock equity in net income of $3.4 million for the six months ended June 30, 1996 was primarily due to higher operating expenses (excluding the cost of sales and transportation), partially offset by slightly higher revenues, net of the related cost of sales and transportation, and lower dividends on preferred stock. Operating income for the three months ended June 30, 1996 was $44.2 million compared to $50.3 million for the three months ended June 30, 1995 and for the six months ended June 30, 1996 was $102.1 million compared to $107.5 million (excluding the pre-tax charge of $16.0 million for executive severance and termination benefits) for the six months ended June 30, 1995. The lower operating income was primarily due to the same reasons discussed above for the lower common stock equity in net income, excluding net interest expense and dividends on preferred stock.

     Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters of the year.

OPERATING EXPENSES

     Excluding the pre-tax effects of the charge for executive severance and termination benefits in 1995 and the cost of sales and transportation of $210.9 million and $499.1 million for the three and six months ended June 30, 1996, respectively, and $172.9 million and $355.9 million, respectively, for the comparable periods in 1995, Transco's operating expenses for the three and six months ended June 30, 1996, were approximately $3.5 million and $9.1 million higher, respectively, than the comparable periods in 1995. Increases in operation and maintenance expenses (excluding the effects of the lower underground storage costs discussed below), depreciation and amortization and taxes-other than income taxes were partially offset by lower administrative and general expenses. Operation and maintenance expenses increased $2.1 million and $5.5 million in the respective three-month and six-month periods (excluding the effects of the lower underground storage costs) primarily due to higher contract services to perform scheduled maintenance earlier in the year in order to capture market opportunities during higher demand periods. The increase in depreciation and amortization of $3.7 million and $11.0 million, respectively, was primarily due to greater amortization of amounts allocated to Transco's property, plant and equipment from the Williams purchase price of $0.6 million and $5.5 million, respectively, and an increase in the regulated depreciation expense of $3.1 million and $5.5 million, respectively, resulting from an increase in property, plant and equipment and rates included in Transco's RP95-197 rate case. Taxes - other than income taxes increased $0.5 million and $1.2 million, respectively, primarily due to higher state franchise taxes. Administrative and general expenses decreased $0.8 million and $3.3 million, respectively, primarily due to a decrease in office building rent.

TRANSPORTATION SERVICES

     Transco's operating revenues related to its transportation services for the three months and six months ended June 30, 1996 were $163 million and $340 million, respectively, compared to $175 million and $350 million for the three months and six months ended June 30, 1995. The lower revenues for both periods were primarily due to lower gas transportation costs charged to Transco by others that are recovered in Transco's rates, slightly offset by the benefits of phase one of the 1995/1996 Southeast Expansion Project placed in service in late 1995.

     As shown in the table below, Transco's total market-area deliveries for the three months and six months ended June 30, 1996 increased 13.7 TBtu and 46.7 TBtu, respectively, or 5% and 7%, respectively, when compared to the same periods in 1995. The increased deliveries were mainly due to phase one of the 1995/1996 Southeast Expansion Project being placed into service in late 1995 and, for the six-month period, prolonged cold weather in the market area during the first quarter of 1996.

     The production-area deliveries for the three months and six months ended June 30, of 1996, increased 7.5 TBtu and 26.3 TBtu, respectively, or 18% and 33%, respectively, when compared to the same periods in 1995. The increased deliveries were due primarily to gas being transported for injection into storage and, for the six-month period, prolonged cold weather during the first quarter of 1996.

     As a result of a straight fixed-variable (SFV) rate design, the increase in total system deliveries had no significant impact on operating income.



                                                   Three Months               Six Months
                                                  Ended June 30,            Ended June 30,
                                                -----------------         ------------------
Transco System Deliveries (TBtu)                1996         1995         1996         1995
- --------------------------------                ----         ----         ----         ----

Market-area deliveries:
    Long-haul transportation                    227.0        202.6        488.8        426.9
    Market-area transportation                   84.9         95.6        224.4        239.6
                                                -----        -----        -----        -----
        Total market-area deliveries            311.9        298.2        713.2        666.5
Production-area transportation                   49.1         41.6        107.0         80.7
                                                -----        -----        -----        -----
Total system deliveries                         361.0        339.8        820.2        747.2
                                                =====        =====        =====        =====


Average Daily Transportation Volumes (TBtu)       4.0          3.7          4.5          4.1
Average Daily Firm Reserved Capacity (TBtu)       5.2          5.2          5.0          5.1

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

    Transco's operating revenues for the three and six months ended June 30, 1996 related to its sales services increased $49 million and $163 million to $191 million and $455 million, respectively, when compared to the same periods in 1995. The increases were primarily due to higher gas prices in Transco's jurisdictional merchant sales services. However, this increase in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the increase in revenues was offset by a corresponding increase in the cost of sales.



                                                     Three Months                Six Months
                                                    Ended June 30,             Ended June 30,
                                                  -----------------          ----------------
Gas Sales Volumes (TBtu)                          1996         1995          1996      1995
- ------------------------                          ----         ----          ----      ----

Long-term sales                                   56.4         50.5         120.8      106.1
Short-term sales                                  12.0         19.5          28.6       48.1
                                                  ----         ----         -----      -----
    Total gas sales                               68.4         70.0         149.4      154.2
                                                  ====         ====         =====      =====



STORAGE SERVICES

    Transco's operating revenues for the three and six months ended June 30, 1996 related to its storage services decreased $1.9 million and $5.4 million, respectively, when compared to the three and six months ended June 30, 1995. The decreases in revenues were offset by a corresponding decrease in underground storage costs included in operation and maintenance expenses.

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




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated: August 13, 1996                By /s/ Nick A. Bacile
                                      ----------------------------------
                                      Nick A. Bacile
                                      Vice President and Controller
                                      (Principal Financial Officer)