Form 10-Q
period 1996-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1996-11-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 1996 was 100.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                             PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

        Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Transco's 1995 Annual Report on Form 10-K and 1996 First and Second Quarter Reports on Form 10-Q. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 1996, and results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                          September 30,    December 31,
                                                                              1996             1995
                                                                         --------------   -------------
        ASSETS
Current Assets:
     Cash                                                                $     1,973       $     2,557
     Deposits                                                                  2,443             6,426
     Receivables:
        Affiliates                                                             1,805             2,848
        Others                                                                32,461            49,481
     Advances to affiliates                                                   80,618           104,499
     Transportation and exchange gas receivables:
        Affiliates                                                            44,410            28,309
        Others                                                                62,498           113,310
     Inventories                                                              67,508            56,827
     Deferred income tax benefits                                             85,241            37,640
     Other                                                                    19,930            22,170
                                                                         -----------       -----------
        Total current assets                                                 398,887           424,067
                                                                         -----------       -----------

Investments                                                                    5,338            11,256
                                                                         -----------       -----------

Property, Plant and Equipment :
     Natural gas transmission plant                                        3,605,057         3,455,154
     Less-Accumulated depreciation and amortization                          289,083           170,417
                                                                         -----------       -----------
        Property, plant and equipment, net                                 3,315,974         3,284,737
                                                                         -----------       -----------

Other Assets                                                                 215,766           201,728
                                                                         -----------       -----------

                                                                         $ 3,935,965       $ 3,921,788
                                                                         ===========       ===========


              The  accompanying  condensed  notes are an integral  part of these condensed consolidated financial statements.

                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                          September 30,    December 31,
                                                                              1996             1995
                                                                         --------------   -------------
      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Payables:
        Affiliates                                                       $    34,936       $    84,590
        Others                                                                55,625           128,757
     Transportation and exchange gas payables:
        Affiliates                                                               190               841
        Other                                                                 30,069            76,459
     Accrued liabilities                                                     115,625           154,236
     Reserve for rate refunds                                                154,156            55,123
     Other                                                                         -                91
                                                                         -----------       -----------
         Total current liabilities                                           390,601           500,097
                                                                         -----------       -----------

Long-Term Debt                                                               729,814           659,171
                                                                         -----------       -----------

Other Liabilities:
   Deferred income taxes                                                     834,609           840,189
   Other                                                                     191,902           185,500
                                                                         -----------       -----------
         Total other liabilities                                           1,026,511         1,025,689
                                                                         -----------       -----------

Commitments and contingencies (Note C)

Common Stockholder's Equity:
   Common stock $1.00 par value:
      100 shares authorized, issued and outstanding                                -                 -
   Premium on capital stock and other paid-in capital                      1,652,430         1,652,430
   Retained earnings                                                         136,609            84,401
                                                                         -----------       -----------
         Total common stockholder's equity                                 1,789,039         1,736,831
                                                                         -----------       -----------

                                                                         $ 3,935,965       $ 3,921,788
                                                                         ===========       ===========


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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                             For the Three         For the Three
                                                                              Months Ended          Months Ended
                                                                           September 30, 1996    September 30, 1995
                                                                           ------------------    ------------------
Operating Revenues:
   Natural gas sales                                                           $  140,164            $  129,821
   Natural gas transportation                                                     155,209               171,292
   Natural gas storage                                                             35,097                38,091
   Other                                                                            2,000                 1,147
                                                                               ----------            ----------
      Total operating revenues                                                    332,470               340,351
                                                                               ----------            ----------

Operating Costs and Expenses:
   Cost of natural gas sales                                                      140,163               129,495
   Cost of natural gas transportation                                              19,574                32,873
   Operation and maintenance                                                       53,513                54,090
   Administrative and general                                                      29,305                33,277
   Depreciation and amortization                                                   37,806                42,161
   Taxes - other than income taxes                                                  9,240                 9,959
   Other                                                                              249                    91
                                                                               ----------            ----------
      Total operating costs and expenses                                          289,850               301,946
                                                                               ----------            ----------

Operating Income                                                                   42,620                38,405
                                                                               ----------            ----------

Other (Income) and Other Deductions:
   Interest expense - other                                                        17,759                14,303
   Interest income  - affiliates                                                   (1,842)                 (418)
                    - other                                                          (180)                 (127)
   Allowance for equity and borrowed funds used during construction (AFUDC)        (2,210)               (2,318)
   Miscellaneous other deductions, net                                                384                 1,356
                                                                               ----------            ----------
      Total other (income) and other deductions                                    13,911                12,796
                                                                               ----------            ----------



Income Before Income Taxes                                                         28,709                25,609

Provision for Income Taxes                                                         11,163                 9,076
                                                                               ----------            ----------

Net Income                                                                         17,546                16,533

Dividends on Preferred Stock                                                            -                     -
                                                                               ----------            ----------

Common Stock Equity in Net Income                                              $   17,546            $   16,533
                                                                               ==========            ==========



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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                             Post-Acquisition                Pre-Acquisition
                                                  --------------------------------------  |  ----------------
                                                                        For the Period    |   For the Period
                                                     For the Nine      January 18, 1995   |   January 1, 1995
                                                     Months Ended             to          |         to
                                                  September 30, 1996  September 30, 1995  |  January 17, 1995
                                                  ------------------  ------------------  |  ----------------
                                                                                          |
Operating Revenues:                                                                       |
   Natural gas sales                                  $  595,225          $  390,662      |     $  31,701
   Natural gas transportation                            494,994             488,652      |        32,775
   Natural gas storage                                   108,017             108,975      |         7,452
   Other                                                   5,037               3,963      |           133
                                                      ----------          ----------      |     ---------
      Total operating revenues                         1,203,273             992,252      |        72,061
                                                      ----------          ----------      |     ---------
                                                                                          |
Operating Costs and Expenses:                                                             |
   Cost of natural gas sales                             595,223             390,189      |        31,691
   Cost of natural gas transportation                     63,626              90,145      |         6,279
   Operation and maintenance                             149,535             141,020      |         8,722
   Administrative and general                             97,804              98,036      |         7,063
   Provision for executive severance benefits                  -                   -      |        16,048
   Depreciation and amortization                         124,056             111,816      |         5,560
   Taxes - other than income taxes                        27,565              25,515      |         1,558
   Other                                                     763                 785      |            53
                                                      ----------          ----------      |     ---------
      Total operating costs and expenses               1,058,572             857,506      |        76,974
                                                      ----------          ----------      |     ---------
                                                                                          |
Operating Income (Loss)                                  144,701             134,746      |        (4,913)
                                                      ----------          ----------      |     ---------
                                                                                          |
                                                                                          |
Other (Income) and Other Deductions:                                                      |
   Interest expense - affiliates                               -                 305      |             2
                    - other                               47,415              41,094      |         2,678
   Interest income  - affiliates                          (4,042)             (1,081)     |          (207)
                    - other                                 (436)               (656)     |           (12)
   Allowance for equity and borrowed funds used during                                    |
     construction (AFUDC)                                 (4,768)             (4,930)     |          (234)
   Miscellaneous other deductions, net                     2,322               2,094      |           213
                                                      -----------         ----------      |     ---------
      Total other (income) and other deductions            40,491             36,826      |         2,440
                                                      -----------         ----------      |     ---------
                                                                                          |
Income (Loss) before Income Taxes                         104,210             97,920      |        (7,353)
                                                                                          |
Provision for Income Taxes                                 40,492             36,483      |         2,309
                                                      -----------         ----------      |     ---------
                                                                                          |
Net Income (Loss)                                          63,718             61,437      |        (9,662)
                                                                                          |
Dividends on Preferred Stock                                    -                722      |           194
                                                      -----------         ----------      |     ---------
                                                                                          |
Common Stock Equity in Net Income (Loss)              $    63,718         $   60,715      |     $  (9,856)
                                                      ===========         ==========      |     =========





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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                              Post-Acquisition                 Pre-Acquisition
                                                                  ----------------------------------------  |  ----------------
                                                                                          For the Period    |    For the Period
                                                                    For the Nine         January 18, 1995   |   January 1, 1995
                                                                    Months Ended                to          |         to
                                                                  September 30, 1996    September 30, 1995  |  January 17, 1995
                                                                                                            |
                                                                  ------------------    ------------------  |  ----------------
                                                                                                            |
Cash flows from operating activities:                                                                       |
   Net income (loss)                                                 $    63,718           $    61,437      |     $    (9,662)
   Adjustments to reconcile net income to net cash provided                                                 |
     by (used in) operating activities:                                                                     |
      Depreciation and amortization                                      133,836               121,998      |           6,083
      Deferred income taxes                                              (52,582)              (15,878)     |           5,348
      Provision for (payment of) executive severance benefits               (409)              (13,980)     |          16,048
      Allowance for equity funds used during construction (AFUDC)         (3,259)               (4,133)     |            (190)
      Changes in operating assets and liabilities:                                                          |
         Receivables                                                      18,063               (18,411)     |          (7,114)
         Transportation and exchange gas receivables                      34,711               (36,136)     |          (5,701)
         Inventories                                                     (10,681)                2,847      |          (2,647)
         Payables                                                       (119,550)               22,464      |          (8,059)
         Transportation and exchange gas payables                        (47,041)               35,901      |           4,934
         Accrued liabilities                                             (41,178)               26,266      |          (4,755)
         Reserve for rate refunds                                         75,317               (21,551)     |         (26,846)
         Other, net                                                       21,176                (8,925)     |             153
                                                                     -----------           -----------      |     -----------
             Net cash provided by (used in) operating activities          72,121               151,899      |         (32,408)
                                                                     -----------           -----------      |     -----------
                                                                                                            |
Cash flows from financing activities:                                                                       |
   Capital contribution by parent                                              -                 5,539      |               -
   Additions to long-term debt                                           298,800                50,000      |               -
   Retirement of long-term debt                                         (225,000)              (50,000)     |               -
   Additions to notes payable                                                  -                40,000      |               -
   Retirement of notes payable                                                 -               (40,000)     |               -
   Retirement of preferred stock                                               -               (49,744)     |               -
   Advances from affiliates, net                                               -                (8,195)     |           8,195
   Dividends on preferred stock                                                -                (1,647)     |               -
   Dividends on common stock                                              (3,164)                    -      |               -
                                                                     -----------           -----------      |     -----------
             Net cash provided by (used in) financing activities          70,636               (54,047)     |           8,195
                                                                     -----------           -----------      |     -----------
                                                                                                            |
Cash flows from investing activities:                                                                       |
   Property, plant and equipment (PP&E), net of equity AFUDC            (162,973)             (186,465)     |          (3,797)
   Changes in accounts payable and accrued liabilities - PP&E             (3,235)               (1,598)     |          (1,099)
   Sale of assets                                                              -                11,874      |               -
   Advances to affiliates, net                                            23,881                46,121      |          63,599
   Other, net                                                             (1,014)                  (93)     |             (24)
                                                                     -----------           -----------      |     -----------
             Net cash provided by (used in) investing activities        (143,341)             (130,161)     |          58,679
                                                                     -----------           -----------      |     -----------
                                                                                                            |
Net increase (decrease) in cash and cash equivalents                        (584)              (32,309)     |          34,466
Cash and cash equivalents at beginning of period                           2,557                36,094      |           1,628
                                                                     -----------           -----------      |     -----------
Cash and cash equivalents at end of period                           $     1,973           $     3,785      |     $    36,094
                                                                     ===========           ===========      |     ===========
                                                                                                            |
                                                                                                            |
                                                                                                            |
Supplemental  disclosures of cash flow information:                                                         |
 Cash paid (refunded) during the year for :                                                                 |
      Interest (net of amount capitalized)                           $    44,219           $    40,387      |     $     5,552
      Income taxes paid                                                  161,091                26,905      |          19,427
      Income tax refunds received                                         (1,043)               (1,503)     |               -

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                              7

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Transco's 1995 Annual Report on Form 10-K and included in Transco's 1996 First and Second Quarter Reports on Form 10-Q.

     The acquisition of TEC and its subsidiaries, including Transco, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The accompanying post-acquisition condensed consolidated financial statements reflect Transco's share of the purchase price. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

     Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated

Statement of Income and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

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

                       C.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K or 1996 First and Second Quarter Reports on Form 10-Q other than as described below.

Rate and Regulatory Matters

     General rate case (Docket No. RP97-71)

     On November 1, 1996, Transco submitted to the FERC a general rate case filing principally designed to recover costs associated with increased capital expenditures. These increased capital expenditures primarily relate to system reliability, integrity and Clean Air Act compliance.

     When stated on a comparable basis, the general rate filing proposes an annual cost of service increase of approximately $67 million over the cost of service underlying the rates contained in the pending settlement of Transco's last general rate filing. The rates, which are expected to become effective, subject to refund, on May 1, 1997 (assuming a five-month suspension), are designed using the straight fixed-variable rate design method.

     The filing also includes (1) a pro-forma proposal to roll-in the costs of Transco's Leidy Line and Southern expansion incremental projects and (2) a pro-forma proposal to make IT backhaul rates equal to the forward haul rates. The pro-forma proposals would be made effective prospectively only after final FERC approval.

     General rate case (Docket No. RP95-197)

     Transco, FERC's staff and all active parties have agreed to settle many of the issues originally scheduled for hearing in Phase II of this proceeding. On June 19, 1996, an offer of settlement encompassing all issues regarding cost of service and throughput (except rate of return and capital structure which were litigated in Phase I of this proceeding), as well as several cost allocation issues, was submitted to the Administrative Law Judge (ALJ) for certification to the FERC. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and FERC's staff either supported the settlement or did not oppose it. On July 31, 1996 the ALJ certified the settlement to the FERC for its consideration, and on November 1, 1996, the FERC issued an order approving the settlement. The settlement will not become effective until thirty days following the date the FERC's order becomes final. On July 15, 1996, Transco submitted a filing with the FERC in which Transco proposed to implement, for non-contesting parties, the settlement rates set forth in the settlement. The July 15 filing was accepted effective August 1, 1996 and Transco began billing the settlement rates to non-contesting parties effective August 1, 1996.

     On October 9, 1996, Transco filed a Stipulation and Agreement with the ALJ, which, subject to the outcome of the litigation of the reserved issues in Phase I and Phase II in this proceeding, settles the issues of cost of service and throughput with the one party that opposed the resolution of those issues in the June 19, 1996 settlement. That party continues to oppose other aspects of the June 19, 1996 settlement.

     The hearing addressing unsettled issues in Phase II of this proceeding began on October 23, 1996 and is expected to conclude about the middle of November 1996.

     General rate case (Docket No. RP92-137)

     On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. The FERC directed Transco to make refunds in accordance with the April 10, 1996 order. Certain parties filed for rehearing of the April 10 order and, on July 23, 1996, the FERC denied the rehearing requests. On September 17, 1996, Transco made refunds required under the FERC order, for which Transco had previously provided a reserve. On September 20, 1996, certain parties filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (D. C. Circuit). Those parties seek review of the FERC's April 10 and July 23, 1996 orders.

     Order 636

     On July 3, 1996, the FERC issued an order on review of an ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. Certain parties have sought rehearing of the FERC's July 3, 1996 Order.

     On July 16, 1996, the D.C. Circuit issued a decision which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases has been lifted.

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-
       207-000)

     On September 25, 1996, the FERC issued an order dismissing Transco's application and Williams Gas Processing - Gulf Coast Company's (WGP) petition for declaratory order filed by Transco and WGP to spin down certain of Transco's production area facilities. On October 25, 1996, Transco and WGP filed a joint request for rehearing of the FERC's September 25 order.

     Order No. 94-A costs (Docket No. RP92-149)

     Transco billed to and recovered from Columbia Gas Transmission Corporation (Columbia) approximately $7 million of Order 94-A costs. In October 1993, Transco and Columbia filed with the FERC for approval of a settlement agreement in which Transco agreed to refund $1.4 million to Columbia. On February 13, 1995, the FERC issued an order rejecting the October 1993 settlement and requiring Transco to refund to Columbia the $7 million of Order 94-A costs collected from Columbia. On May 31, 1995, Transco made the required refund for which Transco had previously provided a reserve. On June 30, 1995, Transco and Columbia each filed with the D. C. Circuit a petition for review of the FERC's order. On September 10, 1996, the D.C. Circuit issued an opinion, which vacated the FERC's February 13 order and directed the FERC to issue an order approving the October 1993 Transco-Columbia settlement. The effects of the D. C. Circuit's opinion have not been included in the accompanying financial statements pending further review of the issue and the opinion.

Legal Proceedings

     Dakota Gasification litigation

     Pursuant to the FERC's order of July 17, 1996, oral argument before the FERC occurred on September 25, 1996.

     Royalty claims and litigation

     The Marathon litigation has been settled by cash payments. Transco had previously established a reserve that covered, among other things, potential liability for this litigation.

     The trial of the Texaco lawsuit has been rescheduled for July, 1997.

     Some producers that have indemnification arrangements with Transco covering certain types of royalty claims have received additional claims for royalties. Some of these claims may be covered by such indemnification.

     Other litigation

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

                           D.  DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

     Williams and certain of its subsidiaries, including Transco, are parties to an $800 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of September 30, 1996, Transco had no outstanding borrowings under this agreement.

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

     For financial statement reporting purposes, $249 million of current debt obligations have been classified as non-current obligations based on Transco's intent and ability to refinance on a long-term basis. The amount available on the Credit Agreement of $400 million is sufficient to complete these refinancings.

Short-term Debt

     In October 1996, Transco reinstated one of its short-term money market facilities, which increased the amount Transco can borrow under such facilities to an aggregate of $135 million from $95 million. Interest rates under the reinstated facility vary with current market conditions. As of September 30, 1996, Transco had no outstanding borrowings under these facilities.

Sale of Receivables

     In May 1996, Transco extended its one year agreement pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. During the third quarter of 1996, Transco reduced the capital level for its sale of trade receivables program to $79 million due to a seasonal reduction in commodity revenues.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

     The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1995 Annual Report on Form 10-K and in Transco's 1996 First and Second Quarter Reports on Form 10-Q and with the condensed financial statements and notes contained in this report.

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

     As discussed in Note D of the Notes to the Condensed Consolidated Financial Statements, during July 1996, Transco issued $200 million of Debentures and, in October 1996, increased the amount Transco can borrow under its short-term money market facilities. Proceeds from the Debentures were used for general corporate purposes, including repayment of amounts outstanding under the Credit Agreement that were borrowed in May 1996 to redeem $125 million of Transco's adjustable rate notes.

     At September 30, 1996 there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities. Advances due Transco by Williams totaled $81 million.

     For financial statement reporting purposes, $249 million of current debt obligations have been classified as non-current obligations based on Transco's intent and ability to refinance on a long-term basis. The amount available on the Credit Agreement of $400 million is sufficient to complete these refinancings.

     Due to a seasonal reduction in commodity revenues, Transco reduced the capital level for its sale of trade receivables program from $100 million to $79 million during the third quarter of 1996. Transco expects the capital level to increase during the fourth quarter of 1996 with the increase in seasonal commodity revenues.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures, for the nine months ended September 30, 1996 were $166.2 million, compared to $193 million for the nine months ended September 30, 1995. The lower expenditures were primarily due to a decrease in expenditures for the 1995/96 Southeast Expansion Project. Phase I of the project was placed in service in late 1995 and Phase II is expected to be placed in service in November 1996.



                                                              Nine Months
                                                           Ended September 30,
                                                          ----------------------
Capital Expenditures                                        1996          1995
--------------------                                      --------      --------
                                                             (In Millions)
Market-Area Projects                                      $   26.2      $   54.6
Maintenance of Existing Facilities and Other Projects        140.0         138.4
                                                          --------      --------
Total Capital Expenditures                                $  166.2      $  193.0
                                                          ========      ========



     Mobile Bay Lateral Expansion Project On November 12, 1996, Transco filed an application with the FERC for approval to extend and expand its Mobile Bay lateral, increasing capacity as much as 600 million cubic feet per day (MMcf/d). The project will include expansion of Transco's existing 123-mile Mobile Bay lateral and construction of a new 77-mile offshore pipeline extension to an area near the outer continental shelf where substantial reserves have been discovered by several producers. The project, which has an estimated cost of $171.5 million, is targeted to be in service during the 1998-99 winter heating season.

     Southeast Louisiana Gathering System Project On August 30, 1996, Transco filed an application with the FERC for authority to expand the offshore portion of its existing Southeast Louisiana Gathering System in two phases to provide a total of 660 MMcf/d of additional firm transportation capacity. The estimated cost of the project is $129 million.

Other Capital Requirements and Contingencies

     Transco's capital requirements and contingencies are discussed in its 1995 Annual Report on Form 10-K. Other than described in Note C of the Notes to Condensed Consolidated Financial Statements in Transco's 1996 First and Second Quarter Reports on Form 10-Q and in this report, there have been no new developments from those described in Transco's 1995 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

                                 RESULTS OF OPERATIONS

     As a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Condensed Consolidated Statement of Income for the nine months ended September 30, 1995 has been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. For purposes of the discussion of variances between the nine months ended September 30, 1996 and the nine months ended September 30, 1995, the pre-acquisition and post-acquisition periods for the nine months ended September 30, 1995 have been combined for a pro forma presentation of results of operations for the first nine months of 1995.

Common Stock Equity in Net Income and Operating Income

     Transco's common stock equity in net income for the nine months ended September 30, 1996 was $63.7 million, compared with common stock equity in net income of $50.9 million for the nine months ended September 30, 1995. The results for the nine months ended September 30, 1995 include an after-tax charge of $15.3 million, to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. Excluding this charge, Transco's common stock equity in net income for the nine months ended September 30, 1995 would have been $66.2 million.

     Excluding the 1995 charge for executive severance and termination benefits, the lower common stock equity in net income of $2.5 million for the nine months ended September 30, 1996 was primarily due to slightly lower revenues, net of the related cost of sales and transportation, and higher net interest expense, partly offset by lower dividends on preferred stock. Operating income of $144.7 million for the nine months ended September 30, 1996 was comparable to operating income of $145.9 million (excluding the pre-tax charge of $16.0 million for executive severance and termination benefits) for the nine months ended September 30, 1995.

     Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters of the year.

Operating Expenses

     Excluding the pre-tax effects of the charge for executive severance and termination benefits in 1995 and the cost of sales and transportation of $658.8 million for the nine months ended September 30, 1996 and $518.3 million for the comparable period in 1995, Transco's operating expenses for the nine months ended September 30, 1996, were comparable to operating expenses for 1995. An increase in depreciation and amortization was offset by lower administrative and general expenses. The increase in depreciation and amortization of $6.7 million was primarily due to an increase of $3.8 million in the amortization of amounts allocated to Transco's property, plant and equipment from the

Williams purchase price and an increase of $2.9 million in the regulated depreciation expense resulting from an increase in property, plant and equipment. Administrative and general expenses decreased $7.3 million, primarily due to a decrease in office building rent, reflecting the effects of the Williams acquisition, and lower information services and processing costs.

Transportation Services

     Transco's operating revenues related to its transportation services for the nine months ended September 30, 1996 were $495 million, compared to $521 million for the nine months ended September 30, 1995. The lower revenues were primarily due to lower gas transportation costs charged to Transco by others that are recovered in Transco's rates, slightly offset by the benefits of phase one of the 1995/1996 Southeast Expansion Project placed in service in late 1995.

     As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 1996 increased 47.5 TBtu, or 5%, when compared to the same period in 1995. The increased deliveries were mainly due to phase one of the 1995/1996 Southeast Expansion Project being placed into service in late 1995 and prolonged cold weather in the market area during the first quarter of 1996.

     The production-area deliveries for the nine months ended September 30, 1996, increased 37.6 TBtu, or 30%, when compared to the same period in 1995. The increased deliveries were due primarily to gas being transported for injection into storage and prolonged cold weather during the first quarter of 1996.

     As a result of a straight fixed-variable (SFV) rate design, the increase in total system deliveries had no significant impact on operating income.


                                                                       Nine Months
                                                                    Ended September 30,
                                                                   ---------------------
Transco System Deliveries (TBtu)                                     1996        1995
                                                                     ----        ----
Market-area deliveries:
    Long-haul transportation                                          699.9       618.8
    Market-area transportation                                        304.9       338.5
                                                                    -------     -------
        Total market-area deliveries                                1,004.8       957.3
Production-area transportation                                        163.0       125.4
                                                                    -------     -------
Total system deliveries                                             1,167.8     1,082.7
                                                                    =======     =======


Average Daily Transportation Volumes (TBtu)                             4.3         4.0
Average Daily Firm Reserved Capacity (TBtu)                             5.1         5.2


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

    Transco's operating revenues for the nine months ended September 30, 1996 related to its sales services increased $173 million to $595 million, when compared to the same period in 1995. The increase was primarily due to higher gas prices in Transco's jurisdictional merchant sales services partly offset by lower volumes of gas sales. However, this increase in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the increase in revenues was offset by a corresponding increase in the cost of sales.


                                                              Nine Months
                                                          Ended September 30,
                                                          -------------------
Gas Sales Volumes (TBtu)                                    1996       1995
------------------------                                    ----       ----
Long-term sales                                            167.5      154.1
Short-term sales                                            33.6       70.4
                                                           -----      -----
    Total gas sales                                        201.1      224.5
                                                           =====      =====



Storage Services

    Transco's operating revenues for the nine months ended September 30, 1996 related to its storage services decreased $8.4 million, when compared to the nine months ended September 30, 1995. The decrease in revenues were substantially offset by a corresponding decrease in underground storage costs included in operation and maintenance expenses.

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




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated: November 13, 1996              By /s/ Nick A. Bacile
                                      ----------------------------------
                                      Nick A. Bacile
                                      Vice President and Controller
                                      (Principal Financial Officer)