Form 10-K
period 1996-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1997-03-27
CIK 99250

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                                 COMMISSION FILE NUMBER 1-7584

                         TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
          DELAWARE                                            74-1079400
-------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

2800 POST OAK BLVD., P. O. BOX 1396, HOUSTON, TEXAS              77251
---------------------------------------------------       ----------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (713) 215-2000
                                                          --------------------

                  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NONE

                  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                             NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X       NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


         THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AT JANUARY 31, 1997 WAS 100.

         THE REGISTRANT  MEETS THE  CONDITIONS SET FORTH IN GENERAL  INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                        PART I

ITEM 1.        BUSINESS.

                                        GENERAL

         Transcontinental Gas Pipe Line Corporation (Transco) is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Transco's principal business is the transportation of natural gas.

         The number of full time employees of Transco at December 31, 1996 was 1,502.

         Transco is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, Transco was an indirect wholly-owned subsidiary of Transco Energy Company (TEC).

         On December 12, 1994, TEC and Williams announced that they had entered into a merger agreement pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash tender offer was then followed by a stock merger (Merger) in which shares of TEC common stock not purchased in the tender offer were exchanged for Williams' common stock valued at $334 million. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interest in Transco.

         For additional discussion and the accounting treatment of the Merger, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 1. Corporate Structure and Control and 2. Summary of Significant Accounting Policies."

         At December 31, 1996, Transco's system had a mainline delivery capacity of approximately 3.6 Bcf(1) of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of 6.5 Bcf of gas per day.
--------
       (1) As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units and the term "TBtu" means trillion British Thermal Units.

The system is  composed of  approximately  10,500  miles of mainline  and branch transmission pipelines, 37 compressor stations, five underground storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.2 million horsepower.

         Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields and an additional liquefied natural gas (LNG) storage facility. The total storage capacity available to Transco and its customers in such storage fields and LNG facility is approximately 216 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

         Transco's gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities are constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across real property owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted for under long-term leases or easements.

         In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 which made fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant role from its transportation services; ensuring "equality" of transportation services including equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, Transco implemented its Order 636 restructuring plan. For a discussion of Order 636 see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Contingent Liabilities and Commitments - Rate and Regulatory Matters Order 636."

         After FERC approval in 1993, TEC realigned its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC), an affiliate of Transco, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, Williams Energy Services Company (WESCO), an affiliate of Transco, became the successor to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales.

         Also, in May 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (WGP), a subsidiary of WFS. The net book value at December 31, 1996 of the facilities, including the purchase price allocation to Transco, was approximately $564 million. Concurrently, WGP filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. The filings are part of an ongoing comprehensive restructuring plan by Williams to separate all gathering facilities from Williams' jurisdictional interstate natural gas pipeline transmission companies. In September, 1996, the FERC issued an order dismissing Transco's application and WGP's petition for declaratory order. In October 1996, Transco and WGP filed a joint request for rehearing of the FERC's September order.

                              MARKETS AND TRANSPORTATION

         Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

         Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1996 accounted for approximately 10 percent of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

         Transco's total system deliveries for the years 1996, 1995 and 1994 are shown below.


Transco System Deliveries (TBtu)                       1996       1995        1994
-----------------------------                        -------    -------     -------

Market-area deliveries:
    Long-haul transportation.......................    948.9      858.4       805.1
    Market-area transportation.....................    428.1      467.3       453.6
    ...............................................  _______    _______     _______
    Total market-area deliveries...................  1,377.0    1,325.7     1,258.7
Production-area transportation.....................    210.0      165.9       185.9
                                                     -------    -------     -------
Total system deliveries............................  1,587.0    1,491.6     1,444.6
                                                     =======    =======     =======

Average Daily Transportation Volumes (TBtu)              4.3       4.1          4.0
Average Daily Firm Reserved Capacity (TBtu)              5.2       5.2          4.9


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

     As a result of the fundamental business changes resulting from FERC Order 636, especially the shifting of the responsibility for gas supply from the pipeline companies to local distribution companies (LDCs), maintaining committed proved gas reserves is no longer material to Transco's transportation business.

                                   PIPELINE PROJECTS

     SUNBELT EXPANSION PROJECT On December 2, 1996 the FERC issued a certificate authorizing the SunBelt Expansion Project to provide additional firm transportation capacity to growing markets in Georgia, South Carolina and North Carolina. The project will provide a total of 146 MMcf/d of firm transportation capacity to existing and new Transco customers by the 1997-1998 winter heating season. The firm capacity will extend from Transco's Station 65 in St. Helena Parish, Louisiana to Station 145 near the North and South Carolina state border. The project will include approximately 15 miles of pipeline looping and compression additions totaling 53,100 horsepower. Transco estimates the cost of the expansion to be approximately $85 million. Transco invested approximately $12 million in 1996 and expects to invest approximately $68 million in 1997.

     SOUTHEAST LOUISIANA GATHERING SYSTEM PROJECT On August 30, 1996, Transco filed an application with the FERC for authority to expand the offshore portion of its existing Southeast Louisiana Gathering System in two phases to provide a total of 660 MMcf/d of additional firm transportation capacity. Transco estimates the cost of the expansion to be approximately $129 million and expects to invest approximately $95 million in 1997.

     MOBILE BAY LATERAL EXPANSION PROJECT On November 12, 1996, Transco filed an application with the FERC for approval to extend and expand its Mobile Bay lateral. The project will include expansion of Transco's existing 123-mile Mobile Bay lateral and construction of a new 77-mile offshore pipeline extension to an area near the outer continental shelf where substantial reserves have been discovered by several producers. The project, which was filed to increase capacity as much as 600 MMcf/d at an estimated cost of $171 million, is targeted to be in service by the 1998-99 winter heating season. In December, Transco received nominations for 300 MMcf/d of capacity in the project.

     PINE NEEDLE LNG COMPANY, LLC On November 27, 1996, the FERC issued its order authorizing Pine Needle LNG Company, LLC (Pine Needle), a North Carolina limited liability company, to develop a new LNG storage facility near Transco's mainline system in Guilford County, North Carolina. The project responds to strong market demand for winter peak heating service in the Southeast United States. The LNG facility will have a total storage capacity of 4 Bcf of gas and will be able to liquefy gas at a net rate of 20 MMcf/d into storage and vaporize and send out up to 400 MMcf/d. Transco will construct the necessary connections on its mainline system to enable it to deliver gas to and receive gas from the storage facility. Pine Needle estimates the total cost of the project to be $107 million. Pine Needle proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Pine Needle plans to place the LNG facility into service on or about May 1, 1999.

     Pine Needle was formed in 1995 between a wholly owned subsidiary of Transco, three North Carolina local distribution companies (LDCs), a producer, and a Georgia gas authority. Transco's wholly owned subsidiary, TransCarolina LNG Company, holds a 35% ownership interest in Pine Needle and another wholly owned subsidiary of Transco, Pine Needle Operating Company, will serve as operator. Transco invested approximately $3 million in 1996 and expects to invest approximately $12 million in 1997.

     CARDINAL PIPELINE SYSTEM PROJECT On December 23, 1996, Cardinal Extension Company, LLC (Cardinal), a North Carolina limited liability company formed between a wholly owned subsidiary of Transco and three North Carolina LDCs, filed for authorization with the North Carolina Utilities Commission (NCUC) to
(a) construct an approximately 67-mile extension of the existing Cardinal Pipeline system from Burlington to the area of Raleigh, North Carolina; (b) to provide an additional 140 MMcf/d of new firm transportation capacity to North Carolina markets, and (c) upon the satisfaction of certain conditions, to acquire the existing Cardinal Pipeline system (consisting of 37 miles of 24-inch pipeline extending from Transco's Station 160 to Burlington, North Carolina). The NCUC has scheduled a hearing on the proposed Cardinal project to commence on May 20, 1997.

     Construction of the pipeline extension is planned to commence in early 1999 with a target in-service date of November 1, 1999. Cardinal Operating Company, a wholly owned subsidiary of Transco, will be responsible for constructing the pipeline extension and will serve as operator of the expanded pipeline system.

     Transco's wholly owned subsidiary, TransCardinal Company, will have a 45% ownership interest in Cardinal. The total costs for the acquisition and extension are expected to be $98 million. Cardinal proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Transco expects to invest approximately $22 million in the project.

     SEABOARD EXPANSION PROJECT On November 18, 1996, the FERC made a preliminary determination that the SeaBoard Expansion Project is required by public convenience and necessity but denied Transco's request for rolled-in rate treatment. Transco has invested approximately $6 million in this project. As a result of the FERC action on rolled-in rate treatment, Transco has plans to significantly revise the project.

     PIEDMONT/MAIDEN LATERAL EXPANSION PROJECT On January 10, 1997, Transco filed an application with the FERC for authority to expand an existing delivery lateral to Piedmont Natural Gas Company, Inc. in Lincoln and Catawba Counties, North Carolina. The proposed facilities include 17.77 miles of 16-inch pipeline loop and an expansion of Transco's existing Lowesville Meter Station. The proposed in-service date for the expansion is November 1, 1997, and the estimated cost of the facilities is $14 million. Transco expects to invest approximately $12 million in 1997.

     1998 CHEROKEE EXPANSION PROJECT In December 1996, Transco announced its 1998 Cherokee Expansion Project. The project is expected to provide approximately 87 MMcf/d of additional firm transportation capacity in Alabama and Georgia by the 1998- 1999 winter heating season at a cost of approximately $66 million. Transco plans to file in the spring of 1997 for FERC approval of the project.

     CUMBERLAND PIPELINE PROJECT In December 1996, Transco and AGL Resources Inc. announced the signing of a letter of intent to form a joint venture to be known as Cumberland Pipeline Company. Existing pipeline facilities owned by Transco and AGL Resources Inc. will be expanded northward into Tennessee to form the 135-mile pipeline that is expected to provide transportation capacity to markets in eastern Tennessee by the 2000-2001 winter heating season. The project is expected to be submitted for FERC approval in the fourth quarter of 1997.

     INDEPENDENCE PIPELINE PROJECT In February 1997, Transco and ANR Pipeline Company (ANR) announced the signing of a letter of intent to form a joint venture to be known as Independence Pipeline Company. The pipeline will consist of approximately 370 miles of 36-inch diameter pipe with an initial capacity of up to 900 MMcf/d.

It will extend from ANR's existing compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pa. Along the proposed route, interconnections with numerous other pipelines serving the Mid-Atlantic and Northeast regions are anticipated. Affiliates of ANR and Transco will each own 50 percent of the new project. The project is expected to be submitted for FERC approval in the second quarter of 1997 and is expected to be in service by the 1999-2000 winter heating season.

                                  REGULATORY MATTERS

     Transco's transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation rates and
(iii) allowed rate of return, including the equity component of a pipeline's capital structure. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of the ratemaking process, a portion of Transco's revenues may have been collected subject to refund.

     Effective September 1, 1992, Transco changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design, overall throughput has a significant impact on operating income. Under the SFV method of rate design, all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits Transco's opportunity to earn incremental revenues through increased throughput, it also minimizes Transco's risk associated with fluctuations in throughput.

     For a discussion of additional regulatory matters, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements-
3. Contingent Liabilities and Commitments - Rate and Regulatory Matters."

                                      COMPETITION

     Competition for pipeline services continues to intensify, due primarily to changes in regulation. Although FERC Order 636, implemented in 1993, probably has contributed most to increased competition in pipeline services, other changes in federal and state regulation also promise to increase competition. Many states are mandating that distribution company LDC services be unbundled, thereby opening retail gas markets to competition. FERC Order 888 is requiring wholesale competition for electric power and many states are extending this to retail markets. States in the Mid Atlantic Census Region, which contain important Transco markets, are particularly active in attempting to open retail gas and electric markets to competition.

     FERC Order 636 required that the natural gas, transportation, and other services formerly provided in bundled form by pipelines be unbundled, resulting in non-discriminatory open access transportation services, and encouraged the establishment of market hubs. These and other factors have led to a commodity market in gas and to increasingly competitive markets in natural gas services, including competitive secondary markets in pipeline capacity. Pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity.

     FERC Order 636 also changed rate design for pipelines. This change has reduced short term risk of cost recovery by pipelines with fully subscribed capacity but, together with slow growth in gas demand and more efficient use of pipeline capacity and increased availability of substitutes for it, increased the risk of contract non-renewal or capacity turnback.

     The pace and extent of LDC unbundling and electric power industry restructuring, and their impacts, remain uncertain at this time. Competition in retail gas markets should lead to more efficient use of pipeline capacity and greater preference for shorter term contracts. The potential impact of electric power industry restructuring is particularly uncertain because gas competes with electricity in residential, commercial, and industrial end uses, and with other fuels, especially coal, in electricity generation. Although the net impact of electric restructuring on gas demand is uncertain, especially in the short run, the long run impact is expected to be increased gas use for power generation relative to direct use in residential, commercial, and industrial applications.



                                     SALES SERVICE

     As discussed above, WESCO (and TGMC prior to the Merger) manages Transco's jurisdictional merchant sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Most of these sales are made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

     Transco's gas sales volumes managed by WESCO and TGMC for the years 1996, 1995 and 1994 are shown below.


Gas Sales Volumes (TBtu)                    1996           1995            1994
------------------------                   -----          -----           -----
Long-term sales.........................   227.9          219.7           217.2
Short-term sales........................    37.9           95.5           109.7
                                           -----         -------          -----
     Total gas sales....................   265.8          315.2           326.9
                                           =====          =====           =====



                             TRANSACTIONS WITH AFFILIATES

     Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -2. Summary of Significant Accounting Policies and 9. Transactions With Major Customers and Affiliates."

                                      REGULATION

     INTERSTATE GAS PIPELINE OPERATIONS Transco's transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (Natural Gas Act) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, Transco's rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Transco holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act. Transco is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     ENVIRONMENTAL Transco is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. For this reason, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Contingent Liabilities and Commitments - Environmental Matters."

                             FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, Transco hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Transco in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Transco is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Transco or its subsidiaries or which may be brought against Transco or its subsidiaries and conditions of the capital markets utilized by Transco to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.

ITEM 2. PROPERTIES.

     See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

     See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Contingent Liabilities and Commitments."

     RATE AND REGULATORY MATTERS

     ORDER 636 On February 27, 1997, the FERC issued an order in response to the D.C. Circuit Court's remand of Order 636. In that order, the FERC (i) reaffirmed its decision to allow pipelines to recover 100% of their GSR costs, (ii) allows the pipelines to propose an appropriate percentage of GSR costs to be recovered from IT customers, (iii) modified its right-of-first refusal policy to require firm capacity holders to match any term bid up to five years to keep their capacity, rather than the 20 year term adopted in Order 636, (iv) reaffirmed that SFV mitigation must be applied on a customer-by-customer basis,
(v) requires prospectively that no-notice service be offered to all customers on a non-discriminatory basis, and (vi) reaffirmed that it will determine on a case-by-case basis the eligibility of a downstream pipeline's customers for the upstream pipeline's one-part, small customer rate.

     ORDER 94-A COSTS (DOCKET NO. RP92-149) On February 28, 1997, the FERC issued an order denying rehearing of its January 29 order, but staying Columbia's refund obligation pending action by the Bankruptcy Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Since  Transco  meets  the  conditions  set  forth in  General  Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Transco is a wholly-owned subsidiary of Williams, therefore, Transco's common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA.

     Since  Transco  meets  the  conditions  set  forth in  General  Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

                                      INTRODUCTION

     As discussed in Note 1, Corporate Structure and Control, of the Notes to Consolidated Financial Statements included in Item 8 herein, TEC and Williams announced that they had entered into a Merger Agreement pursuant to which Williams acquired on January 18, 1995, through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash offer was then followed by a Merger in which shares of TEC common stock not purchased in the tender offer were exchanged for Williams' common stock valued at $334 million. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interests in Transco.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under a credit agreement and short-term money market facilities and, if required, by advances from Williams. In July 1996, Transco issued $200 million of 7.08% Debentures and, in December issued $200 million of 7.25% Debentures. Proceeds from the Debentures were used for general corporate purposes, including the refinancing of $275 million of Notes in 1996. In addition, Transco retired $99 million of Notes in January 1997. In 1997, Transco also plans to access capital markets to fund its expansion projects and other general corporate requirements. Transco believes any additional financing can be obtained on reasonable terms.

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Transco is a party to three short-term money market facilities, under which it can borrow up to an aggregate of $135 million. At December 31, 1996, there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities. Advances due Transco by Williams totaled $148 million.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for 1996 included $45 million for market-area projects, primarily for the Southeast Expansion Projects, compared to $67 million in 1995, and $233 million for maintenance of existing facilities and other projects, compared to $170 million in 1995. Transco has budgeted approximately $415 million for 1997 capital expenditures related to expansion projects in the market and supply areas and the maintenance of existing facilities.


                                          Budget                          Actual
                                        ---------      -----------------------------------------
Capital Expenditures                      1997           1996              1995           1994
--------------------                    --------       --------          --------       --------
                                                           (In millions)
Market-Area Projects..................  $  184.2        $  44.5          $   67.4       $  20.4
Supply-Area Projects..................      96.1            0.3               7.7          13.7
Maintenance of Existing
  Facilities and Other Projects.......     134.6          233.1             169.6         109.3
                                        --------        -------          --------       -------

     Total Capital Expenditure          $  414.9        $ 277.9          $  244.7       $ 143.4
                                        ========        =======          ========       =======


     SOUTHEAST EXPANSION PROJECTS In November 1996, the final phase of the Southeast Expansion Projects was placed into service. Since late 1994, the Southeast Expansion Projects have added a total of 205 MMcf/d of firm transportation capacity to Transco's southeast customers in Alabama, Georgia, South and North Carolina and Virginia. The firm transportation capacity extends from Transco's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of Transco's Compressor Station 165, near Chatham, Virginia. The expansion projects include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower.

     The 1994 Southeast Expansion Project was completed and placed into service in November 1994, and provides 35 MMcf/d of additional firm transportation capacity. Phase I of SE95/96 was completed and placed into service in December 1995, and provides 115 MMcf/d of additional firm transportation capacity. Phase II of SE95/96 added the remaining 55 MMcf/d for November 1996. The total cost of the expansion was approximately $106 million, of which approximately $22 million was invested in 1996.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     ORDER 636 TRANSITION COSTS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco implemented Order 636 services effective November 1, 1993. Transco does not expect to incur Gas Supply Realignment (GSR) costs associated with its firm sales service. Transco's non-GSR transition costs are anticipated to be insignificant. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Transco does not believe that Order 636 transition costs to be incurred by Transco will have a material adverse effect on its financial position or results of operations.

     RATE AND REGULATORY REFUNDS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco has filed general rate cases (Docket Nos. RP92-137 and RP95-197) under which all issues have not been resolved. Transco has provided reserves which it believes is adequate for any refunds that may be required under Docket Nos. RP92-137 and RP95-197.

     REGULATORY AND LEGAL PROCEEDINGS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, Transco cannot predict the actual timing of resolution or the ultimate amounts which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.

     ENVIRONMENTAL MATTERS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings.

     LONG-TERM GAS PURCHASE CONTRACTS Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco's estimated purchase commitments under such gas purchase contracts are not material to Transco's total gas purchases.

CONCLUSION

     Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement or short-term money market facilities will provide Transco with sufficient liquidity to meet its capital requirements. Transco also expects to access public and private markets on reasonable terms to finance its requirements.

                                 RESULTS OF OPERATIONS

     As a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Consolidated Statement of Income for the year ended December 31, 1995 has been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. For purposes of the discussion of variances the 1995 pre-acquisition and post-acquisition periods have been combined for a pro forma presentation of results of operations for the year 1995.

1996 COMPARED TO 1995

     COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME Transco's common stock equity in net income for 1996 was $95.5 million, compared with common stock equity in net income of $76.0 million for 1995. The 1995 results include an after-tax charge of $15.3 million to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. Excluding this charge, Transco's common stock equity in net income for 1995 would have been $91.3 million. Operating income for 1996 was $208.6 million compared to operating income of $183.6 million ($199.6 million excluding the pre-tax charge of $16.0 million for executive severance and termination benefits) for 1995.

     Excluding the 1995 charge for executive severance and termination benefits, the higher common stock equity in net income of $4.2 million and higher operating income of $9.0 million for 1996 was primarily due to higher gas transportation revenues, net of the related cost of transportation and depreciation, and lower administrative and general expenses, partly offset by higher operation and maintenance expenses (excluding the effects of lower underground gas storage costs discussed below). In addition, common stock equity in net income in 1996 was impacted by higher fees of $2.0 million related to Transco's sale of receivables program, higher net interest expense of $1.4 million and lower dividends on preferred stock of $0.9 million compared to 1995.

     OPERATING COSTS AND EXPENSES Excluding the pre-tax effects of the 1995 charge for executive severance and termination benefits and the cost of sales and transportation of $884 million and $744 million for 1996 and 1995, respectively, Transco's operating expenses were $31 million lower in 1996 than in 1995. The decrease was due primarily to lower depreciation, operation and maintenance and administrative and general expenses. The lower depreciation expense of $23 million was primarily due to a reduction in depreciation rates in rate case RP95-197, partly offset by an increase of $5 million in the amortization of amounts allocated to Transco's property, plant and equipment from the Williams purchase price. The effects of the lower depreciation rates were substantially offset by a corresponding decrease in revenues collected in rate case RP95-197. Current FERC policy does not permit Transco to recover through rates the amortization of amounts attributable to the Williams purchase price allocation. The lower operation and maintenance expense of $5 million was primarily attributable to lower underground storage costs ($10 million), labor costs ($3 million), rental costs ($2 million) and contract services ($1 million), partly offset by higher charges from others ($11 million) for the operation of certain Transco facilities. The lower administrative and general expense of $4 million was primarily due to lower information services and processing costs ($8 million), and lower office building rent ($1 million), partly offset by higher allocated corporate overhead costs from Williams ($3 million) and higher gas research costs ($2 million). Taxes - other than income taxes increased $1 million primarily due to higher state franchise taxes.

     TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, decreased $56 million to $647 million for 1996, when compared to 1995. The lower transportation revenues were primarily due to lower gas transportation costs charged to Transco by others and lower depreciation costs that are recovered in Transco's rates, partly offset by the benefits of the two phases of the Southeast Expansion Projects placed in service in late 1995 and late 1996 and greater long-haul transportation deliveries. Other revenues increased $5 million due primarily to additional transportation of liquids and liquefiable hydrocarbons.

     Transco's market-area deliveries for 1996 were 51.3 TBtu, or 4%, higher than 1995. The increased deliveries were mainly due to the two phases of the Southeast Expansion Projects being placed into service in late 1995 and late 1996, greater volumes transported for injection into storage and prolonged cold weather in the market area during the first quarter of 1996. Transco's production-area deliveries for 1996 increased 44.1 TBtu, or 27%, when compared to 1995. The increased deliveries were primarily due to gas being transported for injection into storage and prolonged cold weather during the first quarter of 1996.

     As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting, both in effect since September 1, 1992, increases or decreases in the system deliveries have had no significant impact on operating income. The revenue crediting requirement was eliminated on September 1, 1995 when Transco placed into effect the rates in its general rate case in Docket No. RP95-197. As a result, beginning September 1, 1995, increases or decreases in interruptible transportation volumes can have an impact on operating income.

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

     Transco's operating revenues related to its sales services increased $187 million to $807 million for 1996, when compared to 1995. The increase was primarily due to higher gas prices in Transco's jurisdictional merchant sales services, partly offset by 16% lower volumes of gas sales. However, this increase in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the increase in revenues was offset by a corresponding increase in the cost of sales.

       STORAGE SERVICES Transco's operating revenues related to storage services decreased $14 million to $141 million in 1996, when compared to 1995. The decrease in revenues was primarily due to lower gas storage costs charged to Transco by others that are recovered in Transco's rates. This decrease in revenues was substantially offset by a corresponding decrease in underground storage costs included in operation and maintenance expenses. In addition, Transco's storage rates included in rate case RP95-197 are lower than those included in the prior rate case.

1995 COMPARED TO 1994

     COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME Transco's common stock equity in net income for 1995 was $28.8 million less than 1994. However, excluding the effects of selected items, the common stock equity in net income for 1995 was comparable to common stock equity in net income for 1994. Selected items that affected the results for 1995 included net after-tax charges of $31.6 million related to the Merger for the amortization of amounts allocated to Transco from the Williams purchase price and to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. The selected item affecting the results for 1994 was an after-tax charge of $3.7 million related to a provision for refunds of certain FERC Order 94 production related costs. Operating income for 1995 was $183.6 million ($226.4 million excluding the selected items) compared to operating income of $223.4 million ($229.4 million excluding the selected item) for 1994. This $3.0 million decrease, excluding the selected items, was due to higher operating expenses (excluding the cost of sales and transportation) of $16.3 million, partly offset by higher revenues, net of the related cost of sales and transportation, of $13.3 million.

     OPERATING COSTS AND EXPENSES Excluding the pre-tax effects of the selected items and the cost of sales and transportation of $744 million and $871 million for 1995 and 1994, respectively, Transco's operating expenses were approximately $16 million higher in 1995 than 1994. The increase was due primarily to costs for underground storage facilities ($5 million), taxes other than income taxes ($4 million), corporate overhead expenses ($3 million) and depreciation and amortization expense ($3 million).

     TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, increased $16 million to $703 million for 1995, when compared to 1994. Transportation revenues increased $22 million due primarily to additional revenues of $6 million from the Southeast Expansion Project which was placed into service in November 1994, lower credits to customers of $6 million related to refunds of previously over funded deferred federal income taxes and increased revenues related to certain increased costs included in Transco's rate filing effective September 1, 1995, subject to refund. Other revenues decreased $6 million due primarily to lower transportation of liquids and liquefiable hydrocarbons.

     SALES SERVICES Transco's operating revenues related to its sales services decreased $136 million to $619 million for 1995, when compared to 1994. Of this decrease, $84 million was related to lower prices, $22 million was related to lower volumes, $12 million was related to the lower demand charges beginning in April 1995 and $18 million was related to storage gas sold in 1994. However, the decrease in revenues had no effect on Transco's operating or net income since these revenue variances were offset by corresponding variances in the cost of sales when compared to the prior year.

     STORAGE SERVICES Transco's operating revenues related to storage services increased $7 million to $155 million in 1995, when compared to 1994. The increase reflects primarily an increase in Transco's storage rates effective in July 1994 due to higher storage rates charged to Transco by the operator of the Leidy and Wharton storage fields; however, this increase in revenues was substantially offset by a $5 million increase in underground storage costs included in operation and maintenance expenses.

RATE AND REGULATORY MATTERS

     See Note 3 of the Notes to Consolidated  Financial Statements,  included in
Item 8 herein, for a discussion of Transco's rate and regulatory matters.

EFFECT OF INFLATION

     Transco generally has experienced increased costs due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Transco's property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Transco believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit Transco's ability to price services or products based upon inflation's effect on costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      Page
                                                                        ------
Report of Independent Auditors.........................................   21
Report of Independent Public Accountants...............................   22
Consolidated Balance Sheet.............................................  23-24
Consolidated Statement of Income.......................................   25
Consolidated Statement of Common Stockholder's Equity..................   26
Consolidated Statement of Cash Flows...................................  27-28
Notes to Consolidated Financial Statements.............................  29-57

                            REPORT OF INDEPENDENT AUDITORS


Transcontinental Gas Pipe Line Corporation
The Board of Directors

     We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity, and cash flows for the year ended December 31, 1996 and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, common stockholder's equity, and cash flows for the year ended December 31, 1994, were audited by other auditors whose report dated February 20, 1995, expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP




Tulsa, Oklahoma
February 7, 1997

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Transcontinental Gas Pipe Line Corporation:

     We have audited the accompanying consolidated statements of income, common stockholder's equity and cash flows of Transcontinental Gas Pipe Line Corporation (a Delaware corporation) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Transcontinental Gas Pipe Line Corporation for the year ended December 31, 1994, in conformity with generally accepted accounting principles.






                                                   ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONSOLIDATED BALANCE SHEET
                                 THOUSANDS OF DOLLARS




                                                                        December 31,       December 31,
                                                                            1996                1995
                                                                        ------------       ------------
         ASSETS
Current Assets:
   Cash..............................................................   $      1,774       $     2,557
   Receivables:
     Trade (Notes 4 and 8 )..........................................         48,711            44,655
     Affiliates......................................................          1,761             2,848
     Advances to affiliates..........................................        148,496           104,499
     Federal income tax benefits receivable from affiliate...........          3,076                 -
     Other...........................................................          2,300             4,826
   Transportation and exchange gas receivables:
     Affiliates......................................................         22,111            28,309
     Others..........................................................         72,900           113,310
   Inventories:
     Gas in storage, at LIFO.........................................         36,920            21,943
     Materials and supplies, at lower of average cost or market......         30,623            34,336
     Gas available for customer nomination...........................          1,918               548
   Deferred income tax asset (Note 7 )...............................         76,192            37,640
   Other.............................................................         19,807            28,596
                                                                        ------------      ------------
     Total current assets............................................        466,589           424,067
                                                                        ------------      ------------

Investments, at cost plus equity in undistributed earnings...........          5,865            11,256
                                                                        ------------      ------------

Property, Plant and Equipment:
   Natural gas transmission plant....................................      3,738,550         3,455,154
   Less - Accumulated depreciation and amortization..................        318,234           170,417
                                                                        ------------      ------------
     Total property, plant and equipment, net........................      3,420,316         3,284,737
                                                                        ------------      ------------

Other Assets.........................................................        166,757           201,728
                                                                        ------------      ------------

                                                                        $  4,059,527      $  3,921,788
                                                                        ============      ============



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONSOLIDATED BALANCE SHEET
                                 THOUSANDS OF DOLLARS



                                                                           December 31,      December 31,
                                                                               1996              1995
                                                                           ------------      ------------
      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt (Note 4).........................  $     99,000      $    277,126
   Payables:
      Trade..............................................................        65,019            82,049
      Affiliates.........................................................        70,283            84,590
      Other..............................................................        19,007            46,708
   Transportation and exchange gas payable:
      Affiliates.........................................................           190               841
      Others.............................................................        27,050            76,459
   Accrued liabilities:
      Federal income taxes payable to affiliate..........................             -            55,868
      State income and other taxes.......................................        17,846             9,135
      Interest...........................................................        20,377            15,396
      Employee benefits .................................................        41,655            41,994
      Other..............................................................        24,411            31,934
   Reserve for rate refunds..............................................       172,823            55,123
                                                                           ------------      ------------
      Total current liabilities..........................................       557,661           777,223
                                                                           ------------      ------------

Long-Term Debt, less current maturities (Note 4).........................       681,076           382,045
                                                                           ------------      ------------

Other Long-Term Liabilities:
   Deferred income taxes (Note 7)........................................       833,928           839,595
   Other.................................................................       167,648           186,094
                                                                           ------------      ------------
      Total other long-term liabilities..................................     1,001,576         1,025,689
                                                                           ------------      ------------

Commitments and contingencies (Note 3)...................................

Cumulative Redeemable Preferred Stock, without par value: (Note 5)
   Authorized 10,000,000 shares: none issued or outstanding..............             -                 -
                                                                           ------------      ------------
Cumulative Redeemable Second Preferred Stock, without par value: (Note 5)
   Authorized 2,000,000 shares: none issued or outstanding...............             -                 -
                                                                           ------------      ------------

Common Stockholder's Equity:
   Common Stock $1.00 par value:
      100 shares authorized, issued and outstanding......................             -                 -
   Premium on capital stock and other paid-in capital....................     1,652,430         1,652,430
   Retained earnings.....................................................       166,784            84,401
                                                                           ------------      ------------
      Total common stockholder's equity..................................     1,819,214         1,736,831
                                                                           ------------      ------------
                                                                           $  4,059,527      $  3,921,788
                                                                           ============      ============


      The  accompanying  notes  are  an  integral  part  of  these  consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONSOLIDATED STATEMENT OF INCOME
                                            THOUSANDS OF DOLLARS



                                                          Post-Acquisition                            Pre-Acquisition
                                               ---------------------------------------- | ----------------------------------------
                                               For the Year Ended    For the Period     |    For the Period     For the Year Ended
                                                  December 31,      January 18, 1995    |    January 1, 1995       December 31,
                                                      1996         to December 31, 1995 |  to January 17, 1995         1994
                                               ------------------  -------------------- | --------------------  ------------------
                                                                                        |
                                                                                        |
Operating Revenues:                                                                     |
   Natural gas sales..........................    $      806,691         $   587,568    |    $      31,701          $    754,984
   Natural gas transportation.................           640,096             667,601    |           32,775               678,561
   Natural gas storage........................           140,745             147,398    |            7,452               148,290
   Other......................................             7,297               2,584    |              133                 9,127
                                                  --------------         -----------    |    -------------          ------------
     Total operating revenues.................         1,594,829           1,405,151    |           72,061             1,590,962
                                                  --------------         -----------    |    -------------          ------------
                                                                                        |
Operating Costs and Expenses:                                                           |
   Cost of natural gas sales..................           806,690             586,878    |           31,691               752,495
   Cost of natural gas transportation.........            77,369             119,455    |            6,279               118,865
   Operation and maintenance..................           197,953             194,441    |            8,722               190,501
   Administrative and general.................           132,196             129,294    |            7,063               146,740
   Provision for executive severance benefits.                 -                   -    |           16,048                     -
   Depreciation and amortization (Note 2).....           134,199             151,711    |            5,560               120,797
   Taxes - other than income taxes............            36,471              33,818    |            1,558                31,061
   Provision for regulatory issue (Note 3)....                 -                   -    |                -                 6,000
   Other......................................             1,307               1,057    |               53                 1,079
                                                  --------------         -----------    |    -------------         -------------
     Total operating costs and expenses.......         1,386,185           1,216,654    |           76,974             1,367,538
                                                  --------------         -----------    |    -------------         -------------
                                                                                        |
Operating Income (Loss).......................           208,644             188,497    |
           (4,913)              223,424                                                 |
                                                  --------------         -----------    |    -------------         -------------
                                                                                        |
Other (Income) and Other Deductions:                                                    |
   Interest expense - affiliates .............                 -                 305    |                2                     -
                    - other...................            64,305              56,132    |            2,678                61,128
   Interest income  - affiliates..............            (5,895)             (1,821)   |             (207)               (6,122)
                    - other...................              (569)               (630)   |              (12)                 (567)
   Allowance for equity and borrowed funds                                              |
     used during construction  (AFUDC)........            (6,800)             (6,870)   |             (234)               (4,184)
   Miscellaneous other deductions, net........             3,447                 315    |              213                 4,710
                                                  --------------         -----------    |
    -------------         -------------                                                 |
                                                                                        |
     Total other (income) and other deductions            54,488              47,431    |            2,440                54,965
                                                  --------------         -----------    |    -------------         -------------
                                                                                        |
   Income (Loss) before Income Taxes .........           154,156             141,066    |           (7,353)              168,459
   Provision for Income Taxes (Note 7)........            58,613              54,478    |            2,309                57,733
                                                  --------------         -----------    |    -------------         -------------
   Net Income (Loss)..........................            95,543              86,588    |           (9,662)              110,726
   Dividends on Preferred Stock...............                -                  722    |              194                 5,944
                                                  --------------         -----------    |    -------------         -------------
   Common Stock Equity in Net Income (Loss)...    $       95,543         $    85,866    |    $      (9,856)        $     104,782
                                                  ==============         ===========    |    =============         =============



           The  accompanying  notes are an integral  part of these  consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                          CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                          THOUSANDS OF DOLLARS


                                                            Post-Acquisition                        Pre-Acquisition
                                                --------------------------------------- |  ---------------------------------------
                                                For the Year Ended   For the Period     |    For the Period     For the Year Ended
                                                   December 31,     January 18, 1995    |    January 1, 1995        December 31,
                                                       1996        to December 31, 1995 |  to January 17, 1995         1994
                                                ------------------ -------------------- |  -------------------  ------------------
                                                                                        |
                                                                                        |
Common Stock:                                                                           |
     Balance at beginning and end of period...   $           -          $          -    |    $           -        $           -
                                                 -------------          ------------    |    -------------        -------------
                                                                                        |
Premium on Capital Stock and Other Paid-in                                              |
Capital:                                                                                |
     Balance at beginning of period...........       1,652,430               285,792    |          285,792              283,037
     Add (deduct):                                                                      |
       TranStock contribution.................               -                     -    |                -                2,901
       Acquisition adjustment to eliminate                                              |
        retained earnings.....................               -               519,179    |                -                    -
       Acquisition adjustment to record                                                 |
        assets and liabilities at fair value..               -               837,446    |                -                    -
       Cash capital contribution .............               -                 5,539    |                -                    -
       Non-cash capital contribution .........               -                 5,541    |                -                   37
       Non-cash return of capital ............               -                  (698)   |                -                    -
       Loss on reacquired preferred stock.....               -                  (369)   |                -                 (183)
                                                 -------------          ------------    |    -------------        -------------
                                                                                        |
     Balance at end of period.................       1,652,430             1,652,430    |          285,792              285,792
                                                 -------------          ------------    |    -------------        -------------
                                                                                        |
Retained Earnings:                                                                      |
     Balance at beginning of period...........          84,401               519,179    |          529,035              424,253
     Add (deduct):                                                                      |
       Net income (loss)......................          95,543                86,588    |           (9,662)             110,726
       Cash dividends on common stock.........          (4,814)                    -    |                -                    -
       Non-cash dividends on common stock.....          (8,346)               (1,465)   |                -                    -
       Acquisition adjustment to eliminate                                              |
        retained earnings.....................               -              (519,179)   |                -                    -
       Dividends on preferred stock...........               -                  (722)   |             (194)              (5,944)
                                                 -------------          ------------    |    -------------        -------------
                                                                                        |
     Balance at end of period.................         166,784                84,401    |          519,179              529,035
                                                 -------------          ------------    |    -------------        -------------
                                                                                        |
     Total Common Stockholder's Equity........   $   1,819,214          $  1,736,831    |    $     804,971        $     814,827
                                                 =============          ============    |    =============        =============






           The  accompanying  notes are an integral  part of these  consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                                     TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                THOUSANDS OF DOLLARS

                                                                        Post-Acquisition                 Pre-Acquisition
                                                                      -------------------- | ---------------------------------------
                                                   For the Year Ended    For the Period    |   For the Period     For the Year Ended
                                                      December 31,      January 18, 1995   |   January 1, 1995       December 31,
                                                          1996        to December 31, 1995 | to January 17, 1995         1994
                                                   -----------------  -------------------- | -------------------  ------------------
                                                                                           |
                                                                                           |
Cash flows from operating activities:                                                      |
  Net income (loss)..............................  $      95,543           $    86,588     |    $      (9,662)       $    110,726
  Adjustments to reconcile net income (loss)                                               |
   to net cash provided by (used in)                                                       |
   operating activities:                                                                   |
     Depreciation and amortization (Note 2)......        149,359               165,666     |            6,083             132,563
     Deferred income taxes (Note 7)..............        (44,219)              (18,168)    |            5,348             (24,466)
     Provision for (payment of) executive                                                  |
      severance benefits.........................           (424)              (14,849)    |           16,048                   -
     Allowance for equity funds used during                                                |
       construction  (Equity AFUDC)..............         (4,670)               (5,769)    |             (190)             (3,410)
     Provision for regulatory issue (Note 3).....              -                     -     |                -               6,000
     Changes in operating assets and liabilities:                                          |
       Receivables...............................         (3,519)               17,120     |           (7,114)             32,067
       Transportation and exchange gas receivable         46,608               (24,166)    |           (5,701)             35,363
       Inventories...............................        (12,357)                 (752)    |           (2,647)             17,131
       Payables..................................        (67,253)               50,468     |           (8,059)            (30,836)
       Transportation and exchange gas payable...        (50,060)               22,461     |            4,934             (27,798)
       Accrued liabilities.......................        (40,122)               49,748     |           (4,755)              7,527
       Reserve for rate refunds..................        117,188               (10,749)    |          (26,846)            (68,041)
       Other, net................................         15,298               (14,544)    |              153             (25,031)
                                                   -------------           -----------     |    -------------        ------------
          Net cash provided by (used in)                                                   |
           operating activities..................        201,372               303,054     |          (32,408)            161,795
                                                   -------------           -----------     |    -------------        ------------
                                                                                           |
Cash flows from financing activities:                                                      |
 (Notes 4 and 5)                                                                           |
  Capital contribution by parent.................              -                 5,539     |                -                   -
  Additions to long-term debt....................        549,660                50,000     |                -                   -
  Retirement of long-term debt...................       (425,000)              (50,000)    |                -                   -
  Debt issue costs ..............................         (3,378)                    -     |                -                   -
  Retirement of preferred stock..................              -               (49,744)    |                -             (25,999)
  Advances from affiliates, net .................              -                (8,195)    |            8,195                   -
  Dividends on preferred stock ..................              -                (1,647)    |                -              (6,320)
  Dividends on common stock......................         (4,814)                    -     |                -                   -
                                                   -------------           -----------     |    -------------        ------------
       Net cash provided by (used in)                                                      |
        financing activities.....................        116,468               (54,047)    |            8,195             (32,319)
                                                   -------------           -----------     |    -------------        ------------


The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                                     TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                THOUSANDS OF DOLLARS

                                                                        Post-Acquisition              Pre-Acquisition
                                                                      -------------------- | --------------------------------------
                                                   For the Year Ended  For the Period      |   For the Period    For the Year Ended
                                                      December 31,     January 18, 1995    |   January 1, 1995      December 31,
                                                          1996        to December 31, 1995 | to January 17, 1995        1994
                                                   -----------------  -------------------- | ------------------- ------------------
                                                                                           |
                                                                                           |
Cash flows from investing activities:                                                      |
   Additions to property, plant and                                                        |
    equipment, net of equity AFUDC..............        (286,084)             (240,102)    |           (3,797)           (140,924)
   Changes in accounts payable and                                                         |
    accrued liabilities for additions                                                      |
    to property, plant and equipment............           8,217                   329     |           (1,099)             (2,516)
   Sale of assets...............................           2,561                 8,154     |                -                   -
   Advances to affiliates, net .................         (43,997)              (52,124)    |           63,599              17,331
   Other, net...................................             680                 1,199     |              (24)             (2,833)
                                                   -------------           -----------     |    -------------        ------------
        Net cash provided by (used in)                                                     |
         investing activities...................        (318,623)             (282,544)    |           58,679            (128,942)
                                                   -------------           -----------     |    --------------       ------------
                                                                                           |
                                                                                           |
   Net increase (decrease) in cash .............            (783)              (33,537)    |           34,466                 534
   Cash at beginning of period..................           2,557                36,094     |            1,628               1,094
                                                   -------------           -----------     |    -------------        ------------
   Cash at end of period........................   $       1,774           $     2,557     |    $      36,094        $      1,628
                                                   =============           ===========     |    =============        ============
                                                                                           |
                                                                                           |
                                                                                           |
   Supplemental disclosures of cash flow                                                   |
    information: Cash paid during the year for:                                            |
      Interest (exclusive of amount capitalized)   $      51,483           $    52,450     |    $       5,552        $     59,485
      Income taxes paid.........................         175,001                28,576     |           19,427              60,663
      Income tax refunds received...............          (1,057)              (22,454)    |                -             (29,558)



           The  accompanying  notes are an integral  part of these  consolidated financial statements.

                                                     28

                      TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Corporate Structure and Control....................................29
  2. Summary of Significant Accounting Policies.........................30
  3. Contingent Liabilities and Commitments.............................33
  4. Debt, Financing Arrangements and Leases............................45
  5. Preferred Stock....................................................47
  6. Employee Benefit Plans.............................................48
  7. Income Taxes.......................................................53
  8. Financial Instruments..............................................54
  9. Transactions with Major Customers and Affiliates...................55
 10. Quarterly Information (Unaudited)..................................57

                          1.  CORPORATE STRUCTURE AND CONTROL

     Prior to May 1, 1995,  Transcontinental Gas Pipe Line Corporation (Transco)
was  a  wholly-owned   subsidiary  of  Transco  Gas  Company  (TGC).  TGC  is  a
wholly-owned subsidiary of Transco Energy Company (TEC).

     On December 12, 1994, TEC and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash tender offer was then followed by a stock merger (Merger) in which shares of TEC common stock not purchased in the tender offer were exchanged for Williams' common stock valued at $334 million.

     The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7%, of the outstanding shares of TEC's common stock were tendered to Williams for purchase. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of TEC's common stock for $17.50 per share as the first step in acquiring the entire equity interest of TEC. The exchange of the remainder of the outstanding shares of TEC's common stock for Williams' common stock was approved by a majority of TEC's stockholders on April 28, 1995 and occurred on the May 1, 1995 effective date of the Merger. On May 1, 1995, TEC declared and paid as a dividend to Williams all of TEC's interest in Transco.

     Transco's Board of Directors declared a non-cash common stock dividend equal to the net book value of the assets transferred to Williams of $8.3 million in 1996 and $1.5 million in 1995 and non-cash return of capital to Williams of $0.7 million in 1995. No common stock dividends were declared in 1994.

                    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS Transco is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the eleven southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

     BASIS OF PRESENTATION The acquisition of TEC and its subsidiaries, including Transco, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The accompanying post-acquisition consolidated financial statements reflect Transco's share of the purchase price. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

     Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Consolidated Statement of Income, Consolidated Statement of Common Stockholder's Equity and Consolidated Statement of Cash Flows for the twelve months ended December 31, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

     Prior to May 1, 1995 and as a subsidiary of TEC, Transco engaged in transactions with TEC and other TEC subsidiaries, characteristic of group operations. For consolidated cash management purposes, Transco made interest-bearing advances to TEC and received interest-bearing advances and capital contributions from TEC. These advances were represented by demand notes. As general TEC corporate policy, the interest rate on intercompany demand notes was 1-1/2% below the prime rate of Citibank, N.A.

     Effective May 1, 1995, Transco began participation in Williams' cash management program. On that date, the balance of the advances due to TEC were transferred by TEC to Williams. Subsequent to May 1, 1995, Transco repaid advances due Williams and made advances to Williams. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus a spread ranging from 0.25% to 1.00%.

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

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Transco and majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

     PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

     Effective January 1, 1996, Transco adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Transco's financial position or results of operations.

     Depreciation rates used for major regulated gas plant facilities at year-end 1996, 1995 and 1994 were:

Category of Property                           1996         1995        1994
--------------------                        ----------- -----------  -----------

Gathering facilities....................... 2.60%-3.80%       6.22%        6.22%
Storage facilities.........................       2.50%       2.50%        2.50%
Onshore transmission facilities............       2.35%       2.65%        2.65%
Offshore transmission facilities...........       2.25% 3.75%-7.78%  3.75%-7.78%

     Depreciation of general plant is provided on a group basis at straight-line rates.

     Under the terms of a settlement in Transco's general rate case in Docket No. RP95- 197, which was effective September 1, 1995, subject to refund, Transco agreed to reduce depreciation rates for certain categories of property. The reduction in depreciation rates had no effect on operating or net income due to an offsetting reduction in operating revenues, but did result in lower cash flows from operations. The reduction in rates was recorded in 1996, retroactive to September 1, 1995.

     ACCOUNTING FOR INCOME TAXES Williams and its wholly-owned subsidiaries, which includes Transco, file a consolidated federal income tax return. It is Williams' policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary had filed a separate return. During 1994, TEC and its wholly-owned subsidiaries, which included Transco through its ownership by TGC, filed a consolidated federal income tax return. It was TEC's policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary filed a separate return, but including benefits from each subsidiary's losses and tax credits that may be utilized only on a consolidated basis.

     Transco uses the liability method of accounting for deferred income taxes which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in Transco's assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid.

     REVENUE RECOGNITION Transco recognizes revenues for the sale of its commodities in the period of delivery and recognizes revenue for the transportation of gas in the period the service is provided based upon contractual terms. Transco is subject to FERC regulations and, accordingly, certain revenues are collected subject to possible refunds pending final FERC orders. Transco records rate refund accruals based on management's estimate of the expected outcome of these proceedings.

     ALLOWANCES FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1996 and 1995, Transco had no allowance for doubtful accounts.

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $2.1 million, $1.1 million and $0.8 million for 1996, 1995 and 1994, respectively. The allowance for equity funds was $4.7 million, $6.0 million and $3.4 million for 1996, 1995 and 1994, respectively.

     GAS IN STORAGE Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The 1996 and 1995 inventory values approximated current replacement cost.

     GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's rate structure includes a method whereby most imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas in the future upon agreements of allocation and as permitted by operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1996 and 1995.

     EMPLOYEE STOCK-BASED AWARDS Employee stock-based awards are accounted for under Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

                      3.  CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP97-71) On November 1, 1996, Transco submitted to the FERC a general rate case filing principally designed to recover costs associated with increased capital expenditures. These increased capital expenditures primarily relate to system reliability, integrity and Clean Air Act compliance.

     When stated on a comparable basis, the general rate filing proposes an annual cost of service increase of approximately $67 million over the cost of service underlying the rates contained in the settlement of Transco's last general rate filing. The rates, which were proposed to become effective, subject to refund, on May 1, 1997 (assuming a five-month suspension), are designed using the straight fixed-variable rate design method.

     The filing also includes (1) a pro-forma proposal to roll-in the costs of Transco's Leidy Line and Southern expansion incremental projects and (2) a pro-forma proposal to make IT backhaul rates equal to the forward haul rates. The pro-forma proposals would be made effective prospectively only after final FERC approval.

     On November 29, 1996, the FERC issued an order accepting Transco's filing, suspending its effectiveness until May 2, 1997 and establishing a hearing to examine the reasonableness of Transco's proposed rates. In addition, the order consolidated Transco's pro forma roll-in proposal with the Phase II hearing in Docket No. RP95-197, and directed that the record in that proceeding be supplemented to the extent necessary. On February 3, 1997, the FERC issued an order on rehearing of its November 29, 1996 order which, among other things, revised the effective date for the proposed rates to May 1, 1997.

     On January 7, 1997, a prehearing conference was held during which a procedural schedule was adopted under which a hearing will commence on November 4, 1997.

     GENERAL RATE CASE (DOCKET NO. RP95-197) On March 1, 1995, Transco filed with the FERC a general rate case that proposed changes in the rates for Transco's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates, if accepted as proposed, would generate additional annual jurisdictional revenues of approximately $132 million over the pre-filed rates in effect, based primarily on: (1) an increase in rate base resulting from additional plant and higher working capital requirements and a reduction in historical accumulated deferred income taxes; (2) an increase in operation and maintenance expenses; and (3) an increase in Transco's cost of capital resulting from an increase in the equity component of the capital structure used (the filing is based on Transco's own capital structure) and in the cost of equity from the prefiled rate of return on equity of 14.45% to the proposed rate of return on equity of 15.25%. Transco also proposed certain changes to the terms and conditions of its tariff, including the elimination of the interruptible transportation (IT) crediting mechanism.

     On March 31, 1995, the FERC issued an order on Transco's filing which accepted and suspended the tariff sheets relating to Transco's rates, to be effective September 1, 1995, subject to refund, and established hearing procedures. The March 31 order also accepted, effective April 1, 1995, the tariff sheets changing Transco's terms and conditions of service, subject to the outcome of a technical conference. As to the elimination of the IT crediting mechanism, the FERC permitted Transco to eliminate the IT crediting mechanism subject to the outcome of a hearing to determine the reasonableness of Transco's test period throughput projections for interruptible services.

     At a prehearing conference on April 18, 1995, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by Transco's filing. Phase I of the hearing was limited to the issues of the rate of return and capital structure. Phase II of the hearing was to address the remaining rate issues.

     On August 31, 1995, Transco filed to place the rates filed on March 1, 1995 into effect on September 1, 1995, as adjusted to reflect certain changes subsequent to the March 1 filing. The FERC accepted Transco's filing, subject to the outcome of the hearing and technical conference established by the FERC's March 31 order. The September 1 rates were collected subject to refund from September 1, 1995 through July 31, 1996. Effective August 1, 1996, Transco began billing the rates contained in a settlement agreement, as discussed below.

     On October 4, 1995, the FERC issued an order on the tariff issues addressed at a technical conference held pursuant to the FERC's March 31 order. The FERC required that Transco make certain tariff changes consistent with the October 4 order (most of which were agreed to by Transco at the technical conference), and, as to other issues, directed Transco to continue discussions with its customers. The October 4 order directed that Transco modify its tariff concerning shipper access to secondary receipt points. On May 29, 1996, the FERC accepted Transco's filing effective June 1, 1996 to implement secondary receipt point access, but also required Transco to show cause why firm backhauls should not be required on Transco's system. Following a technical conference on the issue in Docket No. RP96-211, the FERC required Transco to offer a firm backhaul service which Transco implemented, subject to further FERC action, on January 1, 1997.

     The hearing before an ALJ in Phase I concluded in December 1995. On December 18, 1996, the ALJ issued his initial decision in Phase I, which, as to capital structure, found that TWC controlled Transco's financing and imputed TWC's capital structure to Transco, resulting in a capital structure consisting of 47.72% long term debt, 4.07% preferred equity, and 48.21% common equity, and found that Transco should use TWC's cost of long term debt (8.89%) and its cost of preferred equity (8.80%) as of June 30, 1995. As to rate of return, the ALJ recommended a rate of return on equity of 11.50%. Transco has taken exception to the ALJ's initial decision which will be reviewed by the FERC.

     On June 19, 1996, Transco filed a Stipulation and Agreement and settlement rates. The agreement resolves cost of service (subject to the outcome of capital structure and rate of return in the Phase I proceeding), throughput level and mix, and certain cost allocation and rate design issues. The agreement also reserves certain other issues for hearing in Phase II, including the issue of rolled-in pricing for incremental Leidy Line services. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and the FERC's staff either supported the settlement or did not oppose it. On November 1, 1996, the FERC issued an order approving the June 19 agreement, and on February 3, 1997 approved an order denying rehearing of its November 1, 1996 order.

      On July 15, 1996, Transco submitted a filing with the FERC in which Transco proposed to implement, for non-contesting parties, the settlement rates set forth in the settlement. The July 15 filing was accepted effective August 1, 1996 and Transco began billing the settlement rates to non-contesting parties effective August 1, 1996.

     On October 9, 1996, Transco filed a Stipulation and Agreement with the ALJ, which, subject to the outcome of the litigation of the reserved issues in Phase I and Phase II in this proceeding, settles the issues of cost of service and throughput with the one party that opposed the resolution of those issues in the June 19, 1996 settlement. On November 19, 1996, the FERC approved the October 9, 1996 agreement.

     The hearing concerning the Phase II issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing is scheduled to commence in June 1997 to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above.

     GENERAL RATE CASE (DOCKET NO. RP92-137) On March 2, 1992, Transco filed with the FERC a general rate case that proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to Transco's markets since its last general rate filing, and increased cost of capital. The filing also included a change to straight-fixed-variable (SFV) rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect, subject to refund.

     On May 3, 1993, Transco filed with the FERC a Settlement with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolved all issues in Docket No. RP92-137 except (i) issues relating to Transco's rate of return (see discussion below), and (ii) the issue of the appropriate load factor for the design of Transco's interruptible rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only. In addition, in the Settlement, Transco agreed to file a new general section 4 rate case to be effective no later than September 1, 1995 (see discussion above of Docket No. RP95-197). The Settlement became effective on April 1, 1994. One party appealed the FERC's orders related to the Settlement to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) on an issue not affecting Transco's cost recovery; however, that appeal was remanded by the D. C. Circuit to the FERC at the FERC's request. On January 23, 1997, the FERC issued an order on remand which is consistent with the settlement but which will require that Transco reallocate certain refunds among its customers. During 1995, Transco made refunds of approximately $62.2 million, including interest, under Docket No. RP92- 137 for which Transco had previously provided a reserve.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined Transco's appropriate rate of return on equity to be 14.45%. The FERC did not determine Transco's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, Transco's settlement rates in Docket No. RP92- 137 reflected a rate of return on equity of 14.45% but, consistent with the FERC order, the rates reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for Transco was appealed to the D.C. Circuit Court. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC for further consideration the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for Transco, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop Transco's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. The FERC directed Transco to make refunds in accordance with the April 10, 1996 order. On July 23, 1996, the FERC denied rehearing of the April 10, 1996 order. On September 17, 1996, Transco made refunds required under the FERC order, for which Transco had previously provided a reserve. On September 20, 1996, certain parties filed a petition for review of the FERC's April 10, 1996 and July 23, 1996 orders in the D.C. Circuit Court.

     Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ, dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

     On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. One party has sought rehearing of that order, and Transco has sought clarification.

     ORDER 636 On November 1, 1993, Transco implemented Order 636. Prior to its implementation of Order 636, Transco received orders from the FERC which, among other things, (i) required Transco to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted Transco's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted Transco from having to reflect Mobile Bay transportation volumes and related revenues in a separate interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by Transco and its sales customers resolving certain sales service issues and mooting potential issues regarding Transco's recovery of gas supply realignment (GSR) costs associated with Transco's firm sales service, and (iv) referred certain matters to the hearing in Docket No. RP92-137 (discussed above). Any changes in Transco's rates or services resulting from this hearing would have a prospective effect only.

     Transco and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. Among the issues raised by the parties are whether the separately stated gathering rates charged by Transco should be subject to refund and issues related to Transco's storage tracker authority. On February 13, 1995, the D.C. Circuit Court issued an order holding all appeals of restructuring orders arising out of Order 636 in abeyance until the court rendered an opinion in the appeals of Order 636.

     On July 16, 1996, the D.C. Circuit Court issued a decision which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases has been lifted.

     Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Transco does not expect to incur GSR costs associated with its firm sales service and Transco's non-GSR transition costs are anticipated to be insignificant. However, Transco expects that any Order 636 transition costs incurred should be recovered from its customers subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

     GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in Transco's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) had filed a complaint requesting that the FERC initiate a proceeding under section 5 of the Natural Gas Act of 1938 (NGA) to investigate the functionalization of Transco's production-area facilities. Fina asserted that some of Transco's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Transco filed an answer requesting that the FERC defer action on Fina's complaint until June 1, 1995, and advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, Transco is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. On June 1, 1995, Transco advised the FERC that, in light of certain outstanding issues concerning the FERC's gathering policies, Transco had not yet determined the precise form that a gathering proposal to the FERC might take, or the ultimate timing of any such proposal. If the FERC elects to initiate a proceeding in response to Fina's complaint, any change in classification of the function of plant facilities between transmission and gathering would be prospective only.

     Subsequently, in February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (WGP), an affiliate of Transco. The net book value at December 31, 1996 of the facilities, including the purchase price allocation to Transco, was approximately $564 million. Concurrently, WGP filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. The filings are part of an ongoing comprehensive restructuring plan by Williams to separate all gathering facilities from Williams' jurisdictional interstate natural gas pipeline transmission companies. On September 25, 1996, the FERC issued an order dismissing Transco's application and WGP's petition for declaratory order. On October 25, 1996, Transco and WGP filed a joint request for rehearing of the FERC's September 25 order.

     ORDER 94-A COSTS (DOCKET NO. RP92-149) In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including Transco, to direct bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to direct bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

     Under the terms of a settlement, Transco's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), agreed not to contest the Order 94-A payments previously made to Transco by them. Transco had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, Transco and Columbia filed with the FERC for approval of a settlement agreement in which Transco agreed to refund $1.4 million to Columbia, which amount was inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between Transco and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 1993 settlement and requiring Transco to refund to Columbia the $7 million principal amount of Order 94-A costs collected from Columbia. Both Transco and Columbia requested rehearing of the February 13 order, and on May 1, 1995, the FERC issued an order denying both Transco's and Columbia's requests. On May 31, 1995, Transco made the required refund for which Transco had previously provided a reserve. Transco and Columbia each filed with the D.C. Circuit Court a petition for review of the FERC's order. On September 10, 1996, the D.C. Circuit Court issued an opinion, which vacated the FERC's February 13 order and directed the FERC to issue an order approving the October 1993 Transco-Columbia settlement. On January 29, 1997, the FERC issued an order approving the October 1993 settlement and directing Columbia to refund to Transco all amounts refunded to Columbia in excess of the amount required by the October 1993 settlement. On January 30, 1997 Columbia filed with the FERC a request for rehearing and a request that the FERC essentially stay Columbia's refund obligation pending action by the United States Bankruptcy Court.

 LEGAL PROCEEDINGS

     DAKOTA GASIFICATION LITIGATION In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transco and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. By order dated December 18, 1996, the FERC approved a settlement of the litigation. No party to the FERC proceeding has sought review of this order. The final settlement terms went into effect February 1, 1997, which will allow Transco to recover its costs.

     ROYALTY CLAIMS AND LITIGATION In connection with Transco's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco has entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to the indemnification provisions in their respective settlements.
Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Transco.

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. The trial of the lawsuit is scheduled for July 1997. Transco has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously.

     In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 3, 1995, Transco filed suit against FMP, FM Properties Operating Co. and FMP Operating Company in the 53rd Judicial District Court of Travis County, Texas, under the Texas Uniform Declaratory Judgements Act seeking a determination that Transco is not liable to defendants under the terms of the settlement agreements. On April 3, 1995, the defendants filed their answer and a plea in abatement. On or about March 30, 1995, FMP and FM Properties Operating Co. filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. On May 4, 1995, Transco filed an answer denying any liability to plaintiffs.

     In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco is alleged to have purchased gas from the field. Transco has not been formally served with the lawsuit but plans to file in the near future an answer denying liability for the claim.

     OTHER LITIGATION On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. Transco is named as a defendant in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. Transco intends to vigorously defend against these claims. On November 13, 1996, a group of 53 defendants, including Transco, filed a motion to dismiss the lawsuit. The court's decision is expected after oral argument on the motion, which is scheduled on March 12, 1997.

     In July 1996, Canadian Occidental of California (CXY) filed a lawsuit against Transco and certain Transco affiliates demanding an accounting relating to alleged take-or-pay deficiencies under seven gas purchase contracts for the years 1982 and 1983. Transco has answered the lawsuit asserting that the alleged deficiencies were settled in an agreement with CXY in 1986 or, alternatively, that the claims are barred by the statute of limitation, and has asked that the dispute be resolved by arbitration. The parties have agreed to delay discovery while engaging in settlement discussions.

ENVIRONMENTAL MATTERS

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1996, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in the accompanying Consolidated Balance Sheet.

     Transco has used  lubricating  oils  containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $25 million to $30 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to an information request from the EPA. Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

     Transco has been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, Transco's estimated aggregate exposure for remediation of these sites is less than $500,000. The estimated remediation costs for all such sites have been included in Transco's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as nonattainment and it anticipates that in 1997 the EPA may additionally designate new nonattainment areas which might impact Transco's operations. Pursuant to nonattainment area requirements of the 1990 Amendments, Transco is completing scheduled installation of new air pollution controls on existing sources at certain facilities in order to achieve attainment of air quality standards in regions where they are not currently achieved, and anticipates that additional facilities may be subject to increased controls within five years.

For many of these facilities, Transco is completing installation of more cost effective, innovative compressor engine control designs developed by the Company, and it is therefore not possible to precisely determine the control costs pending completion of performance testing and final state approval. The control additions described above, required to comply with current federal Clean Air Act requirements and the 1990 Amendments, are estimated to cost in the range of $20 million to $30 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Transco considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

     In February 1995, three citizens filed suit against Transco in federal district court in Virginia for alleged violations of several provisions of both federal and state law. Since 1991, Transco has worked with the appropriate Virginia authorities to resolve certain emissions issues also raised by the citizens. In March 1995, Transco filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. On October 13, 1995, the court dismissed all counts of plaintiffs' complaint provided that plaintiffs could amend their complaint to salvage the state law nuisance claim by inclusion of appropriate allegations establishing diversity of citizenship jurisdiction. Plaintiffs did so amend their complaint. In April 1996, an agreement was executed by all plaintiffs and Transco to settle and resolve this lawsuit.

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

OTHER COMMITMENTS

     COMMITMENTS FOR CONSTRUCTION Transco has commitments for construction and acquisition of property, plant and equipment of approximately $38 million at December 31, 1996 of which the majority relates to construction materials for projects.

                      4.  DEBT, FINANCING ARRANGEMENTS AND LEASES

     LONG-TERM DEBT At December 31, 1996 and 1995, long-term debt issues were outstanding as follows (in thousands):

                                                        1996            1995
                                                   ---------------    ---------
Debentures:
   9-1/8% due 1998-2017                            $      150,000     $ 150,000
   7.08% due 2026                                         200,000             -
   7.25% due 2026                                         200,000             -
                                                   --------------    ----------
       Total debentures                                   550,000       150,000
                                                   --------------    ----------

Notes:
   9% due 1996                                                  -       150,000
   8-1/8% due 1997                                         99,000        99,000
   6.21% due 2000                                               -       125,000
   8-7/8% due 2002                                        125,000       125,000
                                                   --------------    ----------
       Total notes                                        224,000       499,000
                                                   --------------    ----------
Total long-term debt issues                               774,000       649,000
   Unamortized debt premium                                 6,076        10,171
   Current maturities                                     (99,000)     (277,126)
                                                   --------------    ----------

Total long-term debt, less current maturities      $      681,076    $  382,045
                                                   ==============    ==========



     Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1996 are as follows (in thousands):


1997:
  8-1/8% Notes..................................... $     99,000
                                                    ============

1998:
  9-1/8% Debentures................................ $      7,500
                                                    ============

1999:
  9-1/8% Debentures................................ $      7,500
                                                    ============

2000:
  9-1/8% Debentures................................ $      7,500
                                                    ============

2001:
  9-1/8% Debentures................................ $      7,500


  7.08% Debentures.................................      200,000
                                                    ------------
      Total........................................ $    207,500
                                                    ============


     No property is pledged as collateral under any of the long-term debt issues.

     On July 15, 1996, Transco issued $200 million of debentures (7.08% Debentures), which pay interest at 7.08% per annum on January 15 and July 15 of each year, beginning January 15, 1997. The 7.08% Debentures mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Because of this option available to the holder, the 7.08% Debentures has been included in the sinking fund or prepayment requirements for the year 2001 in the table above. The 7.08% Debentures have no sinking fund provisions.

     On December 2, 1996, Transco issued $200 million of debentures (7.25% Debentures), which pay interest at 7.25% per annum on June 1 and December 1 of each year, beginning June 1, 1997. The 7.25% Debentures mature on December 1, 2026, but are subject to redemption, at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The 7.25% Debentures have no sinking fund provisions.

     On January 15, 1997, Transco redeemed $99 million of its 8-1/8% Notes.

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of December 31, 1996, Transco had no outstanding borrowings under this agreement.

     SHORT-TERM DEBT Transco is a party to three short-term money market facilities, under which it can borrow up to an aggregate of $135 million. Interest rates vary with current market conditions. During 1996, Transco had no borrowings under these agreements. During 1995, the weighted average interest rate on short-term debt was 6.1%.

     RESTRICTIVE COVENANTS Certain of Transco's debt instruments restrict the amount of dividends distributable. As of December 31, 1996, approximately $515 million of Transco's common stockholder's equity of $1,819 million was restricted.

     SALE OF RECEIVABLES Transco is a party to an agreement that expires in February 1998 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At both December 31, 1996 and 1995, interests in $100 million of these receivables were held by the investor.

     The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to impact Transco's consolidated results of operations, financial position or cash flows.

     LEASE OBLIGATIONS Transco has a 20-year lease agreement with Transco Tower Limited for its headquarters building (Transco Tower) which expires in 2004. Transco has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each. During 1996 and 1995, Transco entered into sublease agreements that also expire in 2004.

     The future minimum lease payments under Transco's  Transco Tower lease, net
of  future  minimum  sublease   receipts  under  Transco's   existing   sublease
agreements, are as follows (in thousands):


1997     ...............................    $  22,939
1998     ...............................       22,939
1999     ...............................       22,860
2000     ...............................       21,367
2001     ...............................       23,619
Thereafter..............................       53,084
                                            ---------
     Total net minimum obligations......    $ 166,808
                                            =========


     The allocation of the purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Transco Tower lease obligation was in excess of fair value. Transco's lease expense was $17.0 million in 1996, $20.1 million in 1995 and $36.0 million in 1994.

     The reduced lease expense in 1996 and 1995 reflects the effects of the purchase price allocation discussed above and the lower 1996 expense also reflects income from subleasing space in the Transco Tower.

                                  5.  PREFERRED STOCK

     Transco has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which none were outstanding at December 31, 1996 or 1995. Transco has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred had been issued at December 31, 1996. Transco redeemed all outstanding shares of its cumulative preferred stock series in March 1995 for $49.7 million, or $100 per share, plus accrued dividends of $0.6 million.

The changes in the total Transco preferred stock in each of the years 1995 and 1994 are (in thousands):

                                              1995                          1994
                                  -----------------------------   -------------------------
                                      Shares         Amount          Shares        Amount
                                  --------------  -------------   -------------- ----------
Balance at beginning of  year....      497           $49,744          757          $75,743
Retirements......................      497            49,744          260           25,999
                                  --------------  -------------   -------------- ----------
Balance at end of year...........        -           $     -          497          $49,744
                                  ==============  =============   ============== ==========



                              6.  EMPLOYEE BENEFIT PLANS

     RETIREMENT PLANS Prior to the Merger, Transco participated in a retirement plan (Retirement Plan) with TEC and certain of its subsidiaries that covered substantially all of Transco's officers and regular employees. Transco's officers and employees comprised a majority of the total officers and employees of TEC and its subsidiaries. Subsequent to the Merger, the Retirement Plan covers only Transco's officers and employees.

     The benefits under the Retirement Plan are determined by a formula based on the employee's years of service and average final compensation. The Retirement Plan provides for the vesting of employees after five years of credited service. Transco's funding policy is to contribute an amount at least equal to the minimum funding requirements actuarially determined by an independent actuary in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, United States government securities, corporate bonds and commercial paper.

     The following table sets forth the funded status of the Retirement Plan at December 31, 1996 and 1995, and the amount of accrued pension liability for Transco and TEC as of December 31, 1996 and 1995 (in thousands):


                                                           1996         1995
                                                         ---------    ---------
Actuarial present value of accumulated benefit
 obligation, including vested benefits of
 $139,202 at December 31, 1996 and $128,783
 at December 31, 1995.................................   $ 147,514    $ 145,949
                                                         =========    =========


Actuarial present value of projected benefit
 obligation...........................................   $ 197,787    $ 201,425
Plan assets at market value...........................     179,462      155,821
                                                         ---------    ---------
Projected benefit obligation in excess of plan assets..     18,325       45,604
Unrecognized net gain (loss)...........................      7,284    (  16,591)
Unrecognized prior service cost........................      4,774        5,147
                                                         ---------    ----------
Accrued pension liability..............................  $  30,383    $  34,160
                                                         =========    ==========


     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 1996 and 1995 were $5.4 million and $6.5 million, respectively, and are expected to be recovered through future rates over the average remaining service period for active employees.

     The following table sets forth the components of the Retirement Plan's net pension cost for Transco for the year ended December 31, 1996 and Transco and TEC for the years ended December 31, 1995 and 1994 (in thousands):

                                                       1996          1995          1994
                                                    ----------    ----------    ----------

Service cost-benefits earned during the period...   $   5,847     $   4,716     $   7,361
Interest cost on projected benefit obligation....      14,240        12,111        11,046
Actual return on plan assets.....................   (  32,978)    (  37,958)    (   3,228)
Net amortization and deferral....................      16,792        25,666     (  10,250)
                                                    ----------    ----------    ----------
Net pension cost.................................   $   3,901     $   4,535     $   4,929
                                                    ==========    ==========    ==========


     Transco's share of the Retirement Plan's net pension costs for 1995 and 1994 was $4.2 million and $4.2 million, respectively.

     The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the Retirement Plan for the years 1996, 1995 and 1994(1):

                                                   1996     1995    1994
                                                  ------   ------  ------
Discount rate...................................   7.50%    7.25%   7.50%
Rate of increase in future compensation levels..    5.0%     5.0%    5.0%
Expected long-term rate of return on assets.....     10%      10%     10%

(1)Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Prior to January 1, 1996, Transco participated in a plan with TEC and certain of its subsidiaries (TEC
Plan) that provided certain health care and life insurance benefits for retired employees of Transco. Effective January 1, 1996, Transco began participation in a plan with Williams and its subsidiaries (Williams Plan) that provides similar benefits for retired employees of Transco that were hired prior to January 1, 1996.

     The plans provide benefits to retired Transco employees who worked full-time for five years, attained age 55 while in service and participated in Transco's Retirement Plan. The plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases.

     The benefits for all retired Transco employees are currently funded monthly to the extent recovery from customers can be achieved. Plan assets consist of assets held in two master trusts. One of the master trusts was previously described in the discussion of the retirement plan and the other consists primarily of domestic and foreign common stocks, government bonds and commercial paper held in a trust established under the provisions of section 501(c)(9) of the Internal Revenue Code.

     The following table sets forth the funded status of the plans at December 31, 1996 and 1995, reconciled with the accrued postretirement benefits for Transco at December 31, 1996 and Transco and TEC at December 31, 1995 (in thousands):

                                                      1996          1995
                                                   ----------    ----------
Accumulated postretirement benefit obligation:
    Retirees.....................................  $   77,249    $   88,731
    Fully eligible active plan participants......       6,634         7,801
    Other active plan participants...............      20,710        21,065
                                                   ----------    ----------
                                                      104,593       117,597
Plan assets at market value......................      65,320        51,776
                                                   ----------    ----------
Accumulated postretirement benefit obligation
 in excess of plan assets........................      39,273        65,821
Unrecognized net gain............................      23,248        10,107
Unrecognized prior service cost..................       9,311         2,168
                                                   ----------    ----------
Accrued postretirement benefits..................  $   71,832    $   78,096
                                                   ==========    ==========


     During the fourth quarter of 1996 the Williams Plan was amended, effective January 1, 1997, to increase the cost-sharing provisions. This amendment decreased the accumulated postretirement benefit obligation approximately $7.4 million.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 1996 and 1995 were $64.8 million and $71.7 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

     The following table sets forth the components of the plans' net periodic postretirement benefit cost for Transco for the year ended December 31, 1996 and Transco and TEC for the years ended December 31, 1995 and 1994 (in thousands):

                                                          1996          1995          1994
                                                       ----------    ----------    ----------
Service cost-benefits earned during the period......   $    1,639    $   2,619     $   2,915
Interest cost on accumulated postretirement
 benefit obligation.................................        7,860        8,929         8,218
Actual return on plan assets........................   (    6,868)   (   7,651)    (     895)
Amortization of unrecognized transition obligation..            -            -         5,314
Net amortization and deferral.......................        7,226        9,623     (     516)
                                                       -----------   ----------    ----------
Net periodic postretirement benefit cost............   $    9,857    $  13,520     $  15,036
                                                       ===========   ==========    ==========

     Transco's share of the TEC Plan's net periodic postretirement benefit cost for 1995 and 1994 was $12.7 million and $13.7 million, respectively.

     The annual rate of increase in the per capita cost of covered health care benefits for 1997 was assumed to be 9 to 10%. The rate was assumed to decrease gradually to 5% for the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percent in each year would increase the accumulated postretirement benefit obligation for health care benefits as of December 31, 1996 by $7.6 million and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1996 by $1.2 million.

     The following table summarizes the various assumptions used to determine the accumulated postretirement benefit obligation for the plans for the years 1996, 1995 and 1994(1):

                                                  1996    1995   1994
                                                 ------  ------ ------

Discount rate................................     7.50%   7.25%  7.75%
After-tax expected long-term rate of return
  on assets..................................        6%      6%     7%

(1)Postretirement benefits costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

     In December 1992, the FERC issued a Statement of Policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. Transco believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs are recoverable in rates.

     TRAN$TOCK In January 1987, TEC's Board of Directors approved the establishment of an employee stock ownership plan called Tran$tock, which subsequently purchased 3,966,942 shares of newly issued TEC common stock at $45-3/8 per share. Compensation expense of $2.9 million related to Tran$tock was recognized by Transco in 1994. This expense represents the shares of TEC common stock allocated to employees of Transco for 1994. Transco recorded a capital contribution from TEC in the amount of the expense. The final allocation of shares was made to eligible participants in January 1995 applicable to the 1994 plan year; therefore, no compensation expense was recognized in 1995 and 1996.

     Effective January 1, 1996, the Tran$tock participants' share balances were merged with a Williams defined-contribution plan.

     THRIFT PLAN During 1995, Transco sponsored a defined-contribution plan (Thrift Plan) covering substantially all employees. Company contributions were based on employees' compensation and, in part, matched employee contributions. Compensation expense of $3.3 million was recognized by Transco in 1995.

     Effective January 1, 1996, the Thrift Plan was merged with a Williams defined-contribution plan and Transco employees became eligible to participate in the Williams plan. Compensation expense of $4.4 million was recognized by Transco in 1996.

     EMPLOYEE STOCK-BASED AWARDS Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

     Williams' employee stock-based awards are accounted for under APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco, beginning with 1995 employee stock-based awards was $95.3 million and $74.4 million for 1996 and 1995, respectively. Reported net income was $95.5 million and $76.0 million for 1996 and 1995, respectively. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Pro forma amounts for 1996 reflect compensation expense that may not be representative of future years amounts because the compensation expense from stock options is recognized over the future years vesting period, and additional awards generally are made each year.

     Stock options granted to employees of Transco in 1996 were 430,250 shares at a weighted average grant date fair value of $7.84. At December 31, 1996, stock options outstanding and options exercisable for employees of Transco were 856,818 shares and 473,849 shares, respectively.

                                   7.  INCOME TAXES

     Following is a summary of the provision for income taxes for 1996, 1995 and 1994 (in thousands):

                                           Post-Acquisition               Pre-Acquisition
                                  -------------------------------- |  ------------------------
                                                  January 18, 1995 |   January 1, 1995
                                                        to         |         to
                                     1996        December 31, 1995 |  January 17, 1995       1994
                                  ----------     ----------------- |  ----------------    ----------
<S                                                                 |
Federal:                                                           |
   Current....................    $  88,927          $     66,819  |      $(   2,734)     $  72,364
   Deferred...................     ( 37,613)          (    17,404) |           4,577       ( 23,669)
                                  ----------         ------------- |      -----------     ----------
                                     51,314                49,415  |           1,843         48,695
                                  ----------         ------------- |      -----------     ----------
State and municipal:                                               |
   Current....................       13,905                 5,827  |       (     305)         9,835
   Deferred...................     (  6,606)          (       764) |             771       (    797)
                                  ----------         ------------- |      -----------     ----------
                                      7,299                 5,063  |             466          9,038
                                  ----------         ------------- |      -----------     ----------
                                                                   |
Provision for income taxes ...    $  58,613         $      54,478  |      $    2,309      $  57,733
                                  ==========        ============== |      ===========     ==========



     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):



                                        Post-Acquisition                       Pre-Acquisition
                               --------------------------------- | ------------------------------
                                              January 18, 1995   |  January 1, 1995
                                                    to           |        to
                                  1996       December 31, 1995   | January 17, 1995       1994
                               ----------    -----------------   | ----------------    ----------
                                                                 |
Taxes computed by applying                                       |
 the federal statutory rate..  $  53,955           $   49,373    | $(       2,573)     $  58,961
Amortization of over funded                                      |
 tax liabilities.............          -                    -    |              -       (  7,675)
Tran$tock compensation.......          -                    -    |              -          1,015
Pre-acquisition executive                                        |
 severance benefits..........          -                    -    |          4,913              -
State and municipal income                                       |
 taxes.......................      4,744                3,291    |            303          5,874
Other, net...................        (86)               1,814    |   (        334)     (     442)
                               ----------          -----------   | ---------------    -----------
                                                                 |
Provision for income taxes...  $  58,613           $   54,478    |  $       2,309     $   57,733
                               ==========          ==========    |  ==============    ===========

     Significant components of deferred income tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):


                                                          1996          1995
                                                       ----------    ----------
Deferred tax liabilities
------------------------

Property, plant and equipment....................      $ 878,572     $  881,906
Postretirement benefits..........................         23,353         28,190
Other............................................         10,621         42,941
                                                       ---------     ----------
Total deferred tax liabilities...................        912,546        953,037
                                                       ---------     ----------

Deferred tax assets

Rate refunds.....................................         63,677        25,604
Accrued liabilities................ .............         53,568        89,073
Deferred revenues................................          6,020         2,246
State deferred taxes.............................         31,545        34,159
                                                       ---------     ---------
Total deferred tax assets........................        154,810       151,082
                                                       ---------     ---------

Net deferred tax liabilities.....................      $ 757,736     $ 801,955
                                                       =========     =========


                               8.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     CARRYING AMOUNT AND FAIR VALUES The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 1996 and 1995 are as follows (in thousands):

                                       Carrying Amount        Fair Value
                                    --------------------- --------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
Financial assets:
  Cash and short-term
    financial assets............... $150,270   $107,056   $150,270   $107,056
Financial liabilities:
  Long-term debt ........ ........   780,076    659,171    781,521    693,173

     FAIR VALUE METHODS The following methods and assumptions were used in estimating fair values:

     For cash and short-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

     Effectively, all of Transco's debt is publicly traded, therefore estimated fair value of long-term debt is based on quoted market prices at year end.

CREDIT AND MARKET RISK

     TRADE RECEIVABLES As of December 31, 1996 and 1995, Transco had trade receivables of $49 million and $45 million, respectively. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

     Transco sells, with limited recourse, certain trade receivables. The aggregate limit under the receivables facilities was $100 million at December 31, 1996 and 1995. Transco received $21 million of proceeds in 1996, $108 million in 1995 and $80 million in 1994. At December 31, 1996 and 1995, $100 million of such receivables had been sold. Based on amounts outstanding at December 31, 1996 and 1995 the maximum contractual credit loss under these arrangements is approximately $15 million and $16 million, respectively, but the likelihood of loss is considered to be remote.

                 9.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     MAJOR CUSTOMER The sales, transportation and storage revenues received from Public Service Electric and Gas Company, the major customer of Transco, were $158.1 million in 1996, $166.7 million in 1995 and $180.5 million in 1994.

     The gas sales in 1996 were made to customers under executed Firm Sales Agreements with primary terms of not less than one year (1997) but not greater than five years (2001).

     AFFILIATES Included in Transco's sales and transportation revenues for 1996, 1995 and 1994 are revenues applicable to sales and transportation for affiliates of $124.3 million, $173.9 million and $209.4 million, respectively.

     The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers. The significant decrease in 1996 sales and transportation revenue reflects the impact of diminished gas supplies available for sale by Transco as Transco's gas purchase contracts expire or terminate.

     After FERC approval in January 1993, TEC realigned its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC), which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, WESCO became the successor to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. For the years ended December 31, 1996, 1995 and 1994, included in Transco's cost of sales is $34.7 million,

$20.6 million and $24.4 million, respectively, representing agency fees billed to Transco by WESCO and TGMC under the agency agreement.

     Included in Transco's cost of sales and transportation for 1996, 1995 and 1994 is purchased gas cost from affiliates of $466.8 million, $131.5 million and $93.6 million, respectively.

     All gas purchases are made at market or contract prices. The significant increase in 1996 for purchased gas cost reflects the expiration or termination of third party gas purchase contracts during 1996 that resulted in a higher level of Transco's gas supply being purchased from affiliates.

     Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco's estimated purchase commitments under such gas purchase contracts are not material to Transco's total gas purchases. Furthermore, through the agency agreement with Transco, WESCO has assumed management of Transco's merchant sales service and, as Transco's agent, is at risk for any above-spot-market gas costs that it may incur.

     Also included in Transco's cost of transportation is transportation expense of $17.5 million in 1996, $36.4 million in 1995 and $36.3 million in 1994 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas). The significant decrease in 1996 is mainly due to the conversion of certain Transco shippers from bundled service to unbundled service. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

     TEC had a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for January through April 1995 and the year 1994 was $10.9 million and $15.2 million, respectively, for management services charged by TEC. Effective May 1, 1995, Williams began charging corporate expenses to Transco for services similar to those previously provided by TEC or incurred directly by Transco. Included in Transco's administrative and general expenses for 1996 and 1995 were $14.5 million and $8.5 million, respectively, for such corporate expenses charged by Williams. Management considers the cost of these services reasonable.

     Transco  entered into an operating  agreement  with Williams Field Services
(WFS) effective May 1, 1995 whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 1996 and 1995, are $35.6 million and $24.4 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

                        10.  QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 1996 and 1995 (in thousands):


                                                     Post-Acquisition
                                      ----------------------------------------------------
                                        First         Second        Third         Fourth
                                      ----------    ----------    ----------    ----------

1996
Operating revenues................... $ 479,227     $ 391,576     $ 332,470     $ 391,556
Operating expenses...................   421,380       347,342       289,850       327,613
                                      ----------    ----------    ----------    ----------
Operating income.....................    57,847        44,234        42,620        63,943
Interest expense.....................    13,146        16,510        17,759        16,890
Other (income) and deductions, net...    (1,247)       (1,829)       (3,848)       (2,893)
                                      ----------    ----------    ----------    ----------
Income before income taxes...........    45,948        29,553        28,709        49,946
Provision for income taxes...........    17,819        11,510        11,163        18,121
                                      ----------    ----------    ----------    ----------
Common stock equity in net income.... $  28,129     $  18,043     $  17,546     $  31,825
                                      ==========    ==========    ==========    ==========





                                 Pre-Acquisition                         Post-Acquisition
                                 ----------------  |  --------------------------------------------------------
                                 January 1, 1995   |  January 18, 1995
                                         to        |          to
                                 January 17, 1995  |   March 31, 1995     Second        Third         Fourth
                                 ----------------  |  ----------------  ----------    ----------    ----------
                                                   |
1995                                               |
Operating revenues.............     $  72,061      |     $    295,659   $ 356,242     $ 340,351     $ 412,899
Operating expenses.............        76,974  <F1>|          249,655     305,905       301,946       359,148
                                    ----------     |     -------------  ----------    ----------    ----------
Operating income (loss)........      (  4,913)     |           46,004      50,337        38,405        53,751
Interest expense...............         2,680      |           12,849      14,247        14,303        15,038
Other (income) and                                 |
  deductions, net .............      (    240)     |     (      1,088)   (  1,978)    (   1,507)     (  4,433)
                                    ----------     |     -------------  ----------   -----------     ---------
Income (loss) before                               |
 income taxes..................      (  7,353)     |           34,243      38,068        25,609        43,146
Provision for income taxes.....         2,309      |           13,236      14,171         9,076        17,995
                                    ----------     |     -------------  ----------   -----------     ---------
Net income (loss)..............      (  9,662)     |           21,007      23,897        16,533        25,151
Dividends on preferred stock...           194      |              722           -             -             -
                                    ----------     |     -------------  ----------   -----------     ---------
Common stock equity in net                         |
   income (loss)...............     $(  9,856)     |     $     20,285   $  23,897    $   16,533      $ 25,151
                                    ==========     |     =============  ==========   ===========     =========


<F1>    Includes a provision of $16,048 for executive severance benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                       PART III

      Since  Transco  meets  the  conditions  set forth in  General  Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                  PAGE
                                                              REFERENCE TO
                                                               1996 10-K
                                                              ------------
A.  INDEX

    1.   FINANCIAL STATEMENTS:

         Report of Independent Auditors -  Ernst & Young LLP        21

         Report of Independent Public
          Accountants                   -  Arthur Andersen LLP      22

         Consolidated Balance Sheet as of December 31,
         1996 and 1995                                            23-24

         Consolidated  Statement of Income for the Year Ended
         December 31, 1996, the Periods  January 1, 1995 to
         January 17, 1995,  and January 18, 1995 to December
         31, 1995, and the Year Ended December 31, 1994             25

         Consolidated Statement of Common Stockholder's
         Equity for the Year Ended December 31, 1996, the
         Periods January 1, 1995 to January 17, 1995, and
         January 18, 1995 to December 31, 1995, and the Year
         Ended December 31, 1994                                    26

         Consolidated  Statement  of Cash Flows for the Year
         Ended December 31, 1996, the Periods  January 1, 1995
         to January 17, 1995, and January 18, 1995 to December
         31, 1995, and the Year Ended December 31, 1994           27-28

         Notes to Consolidated Financial Statements               29-57

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

(2)  PLAN OF ACQUISITION, REORGANIZATION ARRANGEMENT, LIQUIDATION OR SUCCESSION

  -    1   Agreement and Plan of Merger dated as of December 12, 1994 by and among The Williams Companies, Inc., WC Acquisition Corp. and Transco Energy Company. (Exhibit 2 to Transco Energy Company
           Schedule 14D-9 Commission File Number 005-19963)

  -    2   Amendment to Agreement and Plan of Merger dated as of  February
           17, 1995 by and among The Williams Companies, Inc., WC
           Acquisition Corp. and Transco Energy Company. (Exhibit (2)-2 to Transco Energy Company Form 10-K for 1994 Commission File Number 1-7513)

  -    3   Stock Option Agreement dated as of December 12, 1994 by and between The Williams Companies, Inc. and Transco Energy Company. (Exhibit 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

 ( 3)  ARTICLES OF INCORPORATION AND BY-LAWS

  -    1   Second Restated Certificate of Incorporation, as amended, of Transco.
           (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)

           a) Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission
                File Number 1-7513)

           b) Certificate of Amendment, dated December 22, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission
                File Number 1-7513)

            c) Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission
                File Number 1-7513)

  -    2    By-Laws of Transco, as Amended and Restated May 2, 1995
            (Exhibit (3)-2 to Transco Form 10-K for 1995 Commission File
             Number 1-7584)

 (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

  -    1     Indenture, dated as of June 1, 1983, between Transco and
             RepublicBank Houston, National Association, as Trustee.
             (Exhibit (4)-5 to Transco Form 10-K for 1989
             Commission File Number 1-7584)

            a) First  Supplemental  Indenture,  dated  September  20,
               1984, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5a to Transco Form 10-K for 1989 Commission File Number 1-7584)

            b) Second Supplemental Indenture, dated as of May 31, 1985, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5b to Transco Form 10-K for 1989 Commission File Number 1-7584)

            c) Third Supplemental Indenture, dated as of December 3, 1985, from Transco to RepublicBank Houston, National Association related to the Indenture dated as of June 1, 1983. (Exhibit (4)- 5c to Transco Form 10-K for 1989 Commission File Number 1-7584)

            d) Certified Resolutions of a Special Committee of the Board of
               Directors dated October 31, 1986. (Exhibit (4)-5d to Transco Form 10-K for 1989 Commission File Number 1-7584)

            e) Fourth Supplemental Indenture, dated as of November 7, 1986, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5e Transco Form 10-K for 1989 Commission File Number 1-7584)

            f) Fifth Supplemental Indenture, dated as of January 15, 1987, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5f to Transco Form 10-K for 1989 Commission File Number 1-7584)

            g) Certified Resolutions of a Special Committee of the Board of
               Directors dated January 29, 1987. (Exhibit (4)-5g to Transco Form 10-K for 1989 Commission File Number 1-7584)

            h) Sixth  Supplemental  Indenture,  dated as of September
               15, 1987, from Transco to First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to Transco Form 10-K for 1989 Commission File Number 1-7584)

  - 2 Indenture dated September 15, 1992 between Transco and the Bank of New York, as Trustee (Exhibit 4.2 to Transco Form 8-K dated September 17, 1992 Commission File Number 1-7584)

  - 3 Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

  - 4 Credit Agreement dated as of February 23, 1995 by and among Transco, Texas Gas Transmission Corporation, The Williams Companies, Inc., Northwest Pipeline Corporation, Williams Pipe Line Company and Citibank, N.A. as agent and the Banks named therein (Exhibit (4)-7 to Transco Energy Company Form 10-K for 1994
            Commission File Number 1-7513)

  -     5  Amended and Restated Credit Agreement dated as of December 20,
           1996 by and among Transco, The Williams Companies, Texas Gas Transmission Corporation, Northwest Pipeline Corporation, Williams Pipe Line Company, Williams Holdings of Delaware, Inc. and Citibank N.A. as agent and the Banks named therein (Exhibit 4(c) to The Williams Companies Form 10-K for 1996 Commission File Number 1-4174)

    (10)  MATERIAL CONTRACTS

  - 1 Transco Energy Company Tran$tock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

  - 2 Lease Agreement, dated October 5, 1981, between Transco and Post Oak/Alabama, a Texas partnership. (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

    (21)   SUBSIDIARIES OF THE REGISTRANT

    (24)   POWER OF ATTORNEY WITH CERTIFIED RESOLUTION

    (27)   FINANCIAL DATA SCHEDULE

4.  REPORTS ON FORM 8-K:

      None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                                          TRANSCONTINENTAL GAS PIPE
                                               LINE CORPORATION
                                                   Registrant


                                       By:  /s/ NICK A. BACILE
                                          -----------------------------
                                          Nick A. Bacile
                                          Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of March, 1997, below by the following persons on behalf of the registrant and in the capacities indicated.

              SIGNATURE          TITLE

       /s/ KEITH E. BAILEY *     Chairman of the Board
      ----------------------
            Keith E. Bailey

       /s/ BRIAN E. O'NEILL *    Director, President and Chief Executive Officer
      -----------------------
            Brian E. O'Neill     (Principal Executive Officer)

  /s/ CUBA WADLINGTON, Jr.*      Director
 ----------------------------
         Cuba Wadlington, Jr.

         /s/ NICK A. BACILE *    Director, Vice President and Controller
        ---------------------
              Nick A. Bacile     (Principal Accounting and Financial Officer)

      /s/ ROBERT S. BAHNICK *    Director
     -------------------------
             Robert S. Bahnick

      /s / FRANK J. FERAZZI *    Director
     -------------------------
            Frank J. Ferazzi

    /s/ LEWIS A. POSEKANY, Jr.*  Director
   ----------------------------
           Lewis A. Posekany

      /s/ THOMAS P. GRIFFIN *    Director
     -------------------------
            Thomas P. Griffin

    * By  /s/ NICK BACILE
    --------------------------
            Nick A. Bacile
            Attorney-in-fact