Form 10-Q
period 1997-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1997-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 215-2000

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

        THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF MARCH 31, 1997 WAS 100.

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


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Transco's 1996 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 1997, and results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                           March 31,      December 31,
                                                                             1997            1996
                                                                        ------------     -------------
        ASSETS
Current Assets:
     Cash                                                                $     1,407      $      1,774
     Receivables:
        Affiliates                                                             1,928             4,837
        Others                                                                20,967            51,011
     Advances to affiliates                                                   53,085           148,496
     Transportation and exchange gas receivables:
        Affiliates                                                            23,439            22,111
        Others                                                                63,887            72,900
     Inventories                                                             110,722            69,461
     Deferred income tax asset                                                75,643            76,192
     Other                                                                    18,563            19,807
                                                                        ------------     -------------
        Total current assets                                                 369,641           466,589
                                                                        ------------     -------------

Investments                                                                    8,134             5,865
                                                                        ------------     -------------

Property, Plant and Equipment :
     Natural gas transmission plant                                        3,765,304         3,738,550
     Less-Accumulated depreciation and amortization                          358,534           318,234
                                                                        ------------     -------------
        Total property, plant and equipment, net                           3,406,770         3,420,316
                                                                        ------------     -------------

Other Assets                                                                 163,197           166,757
                                                                        ------------     -------------

                                                                         $ 3,947,742      $  4,059,527
                                                                        ============     =============


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                        March 31,          December 31,
                                                                          1997                1996
                                                                    ----------------      --------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                           $              -      $       99,000
     Payables:
        Affiliates                                                            35,432              70,283
        Others                                                                47,940              84,026
     Transportation and exchange gas payables:
        Affiliates                                                               193                 190
        Other                                                                 26,069              27,050
     Accrued liabilities                                                     114,013             104,289
     Reserve for rate refunds                                                185,881             172,823
                                                                    ----------------      --------------
        Total current liabilities                                            409,528             557,661
                                                                    ----------------      --------------

Long-Term Debt                                                               680,885             681,076
                                                                    ----------------      --------------

Other Long-Term Liabilities:
     Deferred income taxes                                                   833,264             833,928
     Other                                                                   178,021             167,648
                                                                    ----------------      --------------
        Total other long-term liabilities                                  1,011,285           1,001,576
                                                                    ----------------      --------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
     Common stock $1.00 par value:
        100 shares authorized, issued and outstanding                              -                   -
     Premium on capital stock and other paid-in capital                    1,652,430           1,652,430
     Retained earnings                                                       193,614             166,784
                                                                    ----------------      --------------
        Total common stockholder's equity                                  1,846,044           1,819,214
                                                                    ----------------      --------------

                                                                    $      3,947,742      $    4,059,527
                                                                    ================      ==============


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                            For the Three             For the Three
                                                             Months Ended              Months Ended
                                                            March 31, 1997            March 31, 1996
                                                          ------------------        ------------------
Operating Revenues:
   Natural gas sales                                      $          159,509        $          264,077
   Natural gas transportation                                        156,207                   176,688
   Natural gas storage                                                36,591                    36,772
   Other                                                               2,207                     1,690
                                                          -------------------        ------------------
      Total operating revenues                                       354,514                   479,227
                                                          -------------------        ------------------

Operating Costs and Expenses:
   Cost of natural gas sales                                         159,508                   264,010
   Cost of natural gas transportation                                 10,813                    24,191
   Operation and maintenance                                          43,640                    45,520
   Administrative and general                                         31,739                    34,662
   Depreciation and amortization                                      38,794                    43,532
   Taxes - other than income taxes                                     9,264                     9,249
   Other                                                                 592                       216
                                                          -------------------        ------------------
      Total operating costs and expenses                             294,350                   421,380
                                                          -------------------        ------------------

Operating Income                                                      60,164                    57,847
                                                          -------------------        ------------------

Other (Income) and Other Deductions:
   Interest expense                                                   17,190                    13,146
   Interest income - affiliates                                       (1,130)                   (1,131)
                   - other                                                 -                       (54)
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                             (1,800)                   (1,039)
   Miscellaneous other deductions, net                                   568                       977
                                                          -------------------        ------------------
      Total other deductions                                          14,828                    11,899
                                                          -------------------        ------------------

Income before Income Taxes                                            45,336                    45,948

Provision for Income Taxes                                            17,665                    17,819
                                                          -------------------         -----------------

Net Income                                                $           27,671         $          28,129
                                                          ===================         =================



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                          (Thousands of Dollars)

                                                (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                     -------------------------------------------
                                                                            1997                    1996
                                                                     ------------------      -------------------
Cash flows from operating activities:
   Net income                                                        $          27,671       $           28,129
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                             40,627                   47,212
      Deferred income taxes                                                       (115)                 (19,223)
      Allowance for equity funds used during construction (AFUDC)               (1,243)                    (880)
      Changes in operating assets and liabilities:
         Receivables                                                            48,953                  (18,805)
         Receivables sold                                                      (16,000)                       -
         Transportation and exchange gas receivables                             7,685                   12,378
         Inventories                                                           (41,261)                 (11,746)
         Payables                                                              (63,458)                 (52,002)
         Transportation and exchange gas payables                                 (978)                 (15,855)
         Accrued liabilities                                                     9,740                  (16,120)
         Reserve for rate refunds                                               13,058                   30,773
         Other, net                                                             14,848                   22,964
                                                                     ------------------       ------------------
             Net cash provided by operating activities                          39,527                    6,825
                                                                     ------------------       ------------------

Cash flows from financing activities:
   Retirement of long-term debt                                                (99,000)                       -
   Debt issue costs                                                                (39)                       -
   Dividends on common stock                                                      (841)                       -
                                                                     ------------------       ------------------
             Net cash used in financing activities                             (99,880)                       -
                                                                     ------------------       ------------------

Cash flows from investing activities:
   Property, plant and equipment:
      Additions, net of equity AFUDC                                           (26,141)                 (24,365)
      Changes in accounts payable and accrued liabilities                       (7,479)                  (4,154)
   Advances to affiliates, net                                                  95,411                   22,156
   Other, net                                                                   (1,805)                  (1,308)
                                                                      -----------------      -------------------
             Net cash provided by (used in) investing activities                59,986                   (7,671)
                                                                      -----------------      -------------------

Net decrease in cash                                                              (367)                    (846)
Cash at beginning of period                                                      1,774                    2,557
                                                                      -----------------      -------------------
Cash at end of period                                                 $          1,407       $            1,711
                                                                      =================      ===================


Supplemental  disclosures of cash flow information:
  Cash paid (refunded) during the year for :
      Interest (exclusive of amount capitalized)                      $         22,957       $           17,324
      Income taxes paid                                                            448                   60,821
      Income tax refunds received                                              (11,759)                       -


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          1.  CORPORATE STRUCTURE AND CONTROL

     Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

                               2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Transco's 1996 Annual Report on Form 10-K.

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

     Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

                       3.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K other than as described below.

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP95-197)

     On June 19, 1996, Transco filed a Stipulation and Agreement and settlement rates. The agreement resolves cost of service (subject to the outcome of capital structure and rate of return in the Phase I proceeding), throughput level and mix, and certain cost allocation and rate design issues. The agreement also reserves certain other issues for hearing in Phase II, including the issue of rolled-in pricing for incremental Leidy Line services. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and the Federal Energy Regulatory Commission's
(FERC) staff either supported the settlement or did not oppose it. On November 1, 1996, the FERC issued an order approving the June 19 agreement, and on February 3, 1997 approved an order denying rehearing of its November 1, 1996 order. As a result, Transco plans to make refunds on May 30, 1997. Transco has provided a reserve which it believes is adequate for the refunds required under Docket No.
RP95-197.

     GENERAL RATE CASE (DOCKET NO. RP92-137)

     On February 14, 1997, several parties filed a petition for review in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) of the FERC's July 3, 1996 and December 18, 1996 orders addressing production area rate design issues.

     ORDER 636

     On February 27, 1997, the FERC issued an order in response to the remand of Order 636 by the D. C. Circuit Court in July 1996. In that order, the FERC (i) reaffirmed its decision to allow pipelines to recover 100% of their Gas Supply Realignment (GSR) costs, (ii) allows the pipelines to propose an appropriate percentage of GSR costs to be recovered from interruptible transportation (IT) customers, (iii) modified its right-of-first refusal policy to require firm capacity holders to match any term bid up to five years to keep their capacity, rather than the 20 year term adopted in Order 636, (iv) reaffirmed that Straight Fixed Variable mitigation must be applied on a customer-by-customer basis, (v) requires prospectively that no-notice service be offered to all customers on a non-discriminatory basis, and (vi) reaffirmed that it will determine on a case-by-case basis the eligibility of a downstream pipeline's customers for the upstream pipeline's one-part, small customer rate.

     ORDER NO. 94-A COSTS (DOCKET NO. RP92-149)

     On January 29, 1997, the FERC issued an order approving the October 1993 settlement between Transco and Columbia Gas Transmission Corporation (Columbia) and directing Columbia to refund to Transco all amounts refunded to Columbia in excess of the amount required by the October 1993 settlement. On January 30, 1997 Columbia filed with the FERC a request for rehearing and a request that the FERC essentially stay Columbia's refund obligation pending action by the United States Bankruptcy Court. On February 28, 1997, the FERC issued an order denying rehearing of its January 29 order, but staying Columbia's refund obligation pending action by the Bankruptcy Court.

LEGAL PROCEEDINGS

     OTHER LITIGATION

     On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. Transco is named as a defendant in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. Transco intends to vigorously defend against these claims. On November 13, 1996, a group of 53 defendants, including Transco, filed a motion to dismiss the lawsuit. On March 27, 1997, the court granted the motion to dismiss, holding that plaintiff failed to plead fraud with sufficient particularity and had improperly joined the defendants in one lawsuit. The order of dismissal was issued without prejudice to the right of plaintiff to refile a properly pleaded complaint against individual defendants in the future.

SUMMARY

     While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1996 Annual Report on Form 10-K, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                           4.  DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of March 31, 1997, Transco had no outstanding borrowings under this agreement.

     On January 15, 1997, Transco redeemed $99 million of its 8-1/8% Notes.

SHORT-TERM DEBT

     Transco is a party to three short-term money market facilities under which it can borrow up to an aggregate of $135 million. Interest rates vary with current market conditions. As of March 31, 1997, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

     Transco is a party to an agreement that expires in February 1998 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. During the first quarter of 1997, Transco reduced the level of trade receivables sold to $84 million due to a seasonal reduction in commodity revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1996 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At March 31, 1997 there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities. Advances due Transco by Williams totaled $53 million.

     Due to a seasonal reduction in commodity revenues, Transco reduced the level of trade receivables sold from $100 million to $84 million during the first quarter of 1997.

     In 1997, Transco also plans to access capital markets to fund its expansion
projects  and  other  general  corporate  requirements.   Transco  believes  any
additional financing can be obtained on reasonable terms.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures, for the three months ended March 31, 1997 were $33.6 million, compared to $28.5 million for the three months ended March 31, 1996.


                                                            Three Months
                                                           Ended March 31,
                                                        --------------------
Capital Expenditures                                      1997         1996
--------------------                                    -------      -------
                                                            (In Millions)

Market-Area Projects                                    $   6.4      $   6.5
Supply-Area Projects                                        3.3          0.6
Maintenance of Existing Facilities and Other Projects      23.9         21.4
                                                        -------      -------
Total Capital Expenditures                              $  33.6      $  28.5
                                                        =======      =======



     Transco's capital expenditure budget for 1997 and future capital projects are discussed in its 1996 Annual Report on Form 10-K. The following describes any developments related to those projects and any new projects proposed by Transco.

     INDEPENDENCE PIPELINE PROJECT In March 1997, Independence Pipeline Company filed for FERC approval to construct and operate a pipeline consisting of approximately 370 miles of 36-inch diameter pipe with an initial transportation capacity of up to 900 MMcf/d. It will extend from ANR Pipeline Company's (ANR) existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Wholly-owned subsidiaries of ANR and Transco will each own 50 percent of the new project, which is expected to be in service for the 1999-2000 winter heating season.

     1998 CHEROKEE EXPANSION PROJECT In April 1997, Transco filed for FERC approval of its 1998 Cherokee Expansion Project. The project is expected to provide approximately 87 MMcf/d of additional firm transportation capacity in Alabama and Georgia by the 1998-1999 winter heating season at a cost of approximately $68 million.

     SEABOARD AND POCONO EXPANSION PROJECTS In April 1997, Transco withdrew its FERC certificate application for the Seaboard Project and filed an application with the FERC for authority to expand firm transportation capacity on its Leidy Line by approximately 35 MMcf/d from the Leidy Hub in Pennsylvania to delivery points west of the Delaware River Regulator in Northampton County, Pennsylvania. The project is expected to be in service by the 1997-1998 winter heating season and cost approximately $9.8 million.

     MARKETLINK EXPANSION PROJECT In March 1997, Transco announced its MarketLink Expansion Project. MarketLink will expand Transco's Leidy Line and market-area mainline facilities, providing the final transportation link for several recently announced pipeline projects designed to transport Canadian and Rocky Mountain gas supplies to eastern markets. The level of market commitment indicated during a 60-day open season that began April 2 will determine the facilities, capacity and capital cost of the project. Transco plans to file for FERC approval of the project in August of 1997. It is targeted to be in service by November 1, 1999.

     SOUTHEAST LOUISIANA GATHERING SYSTEM EXPANSION PROJECT In April 1997, Transco filed an application with the FERC to amend the certificate issued in March 1997 which approved Transco's Southeast Louisiana Gathering System Expansion Project. The amendment reduces the firm transportation capacity of the project to approximately 321 MMcf/d. The amended project which Transco plans to place into service on November 1, 1997 is estimated to cost approximately $76 million.

     MOBILE  BAY  LATERAL  EXPANSION  PROJECT  In May  1997,  Transco  filed  an application with the FERC to amend the proposed extension and expansion of Transco's existing 123- mile Mobile Bay lateral. The project, which was originally filed with the FERC in November 1996, is being amended to correspond to the firm transportation commitment received during its open season. The amended project will transport 350 MMcf/d from the outer continental shelf to Transco's Station 85 while increasing Transco's firm transportation capacity on the existing onshore lateral from 520 MMcf/d to 784 MMcf/d. The project is targeted to be in service by July 1, 1998 at a cost of approximately $120 million.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     Transco's capital requirements and contingencies are discussed in its 1996 Annual Report on Form 10-K. Other than described above and in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

CONCLUSION

     Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement or short-term money market facilities, will provide Transco with sufficient liquidity to meet its capital requirements. Transco also expects to access public and private markets on reasonable terms to finance its capital requirements.

                                 RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

     Transco's net income for the three months ended March 31, 1997 of $27.7 million was comparable to net income of $28.1 million for the three months ended March 31, 1996. Operating income for the first quarter of 1997 was $60.2 million compared to $57.8 million for the first quarter of 1996. The higher operating income of $2.4 million was primarily attributable to lower administrative and general expenses and operation and maintenance expenses and the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996. The positive operating income variance was eliminated at the net income level by the effects of higher net interest expense of $4.1 million due to an increase in the reserve for rate refunds under rate case RP95-197 and additional long-term debt issued in late 1996, partially offset by a greater allowance for funds used during construction of $0.8 million.

OPERATING EXPENSES

     Excluding the cost of sales and transportation of $170 million for the three months ended March 31, 1997 and $288 million for the comparable period in 1996, Transco's operating expenses for the three months ended March 31, 1997, were approximately $9.2 million lower than the first quarter of 1996. The decrease was due to lower depreciation and amortization of $4.7 million, lower administrative and general expense of $2.9 million and lower operation and maintenance expenses of $1.9 million. The lower depreciation and amortization was due to a reduction in depreciation rates that were contained in Transco's June 1996 Stipulation and Agreement under Docket RP95-197. However, the effects of the lower depreciation rates were offset by a corresponding decrease in revenues collected in rate case RP95-197. The lower administrative and general expense was primarily due to a $2.2 million decrease in the cost of employee benefits. The lower operation and maintenance expense was primarily due to a $0.8 million decrease in lube oil and odorants expense and a $0.8 million decrease in other supplies and expenditures.

TRANSPORTATION SERVICES

     Transco's operating revenues related to its transportation services for the three months ended March 31, 1997 were $156 million, compared to $177 million for the three months ended March 31, 1996. The lower transportation revenues were primarily due to lower gas transportation costs charged to Transco by others, lower depreciation costs that are recovered in Transco's rates and lower system deliveries, partly offset by the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996.

     As shown in the table below, Transco's total market-area deliveries and production-area deliveries for the three months ended March 31, 1997 decreased
28.2 TBtu (7%) and 14.7 TBtu (25%), respectively, when compared to the same period in 1996. The decreased deliveries were mainly due to milder weather conditions in 1997 as compared to 1996.

     As a result of a straight fixed-variable (SFV) rate design, increases or decreases in system deliveries have no significant impact on operating income.


                                                                 Three Months
                                                                Ended March 31,
                                                              ------------------
Transco System Deliveries (TBtu)                               1997         1996
--------------------------------                             ------       ------

Market-area deliveries:
    Long-haul transportation                                  234.6        261.8
    Market-area transportation                                138.5        139.5
                                                             ------       ------
        Total market-area deliveries                          373.1        401.3
Production-area transportation                                 43.1         57.8
                                                             ------       ------
Total system deliveries                                       416.2        459.1
                                                             ======       ======


Average Daily Transportation Volumes (TBtu)                     4.6          5.0
Average Daily Firm Reserved Capacity (TBtu)                     5.3          4.9

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

    See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent developments in Transco's rate and regulatory matters.

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

    Transco's operating revenues for the three months ended March 31, 1997 related to its sales services decreased $104 million to $160 million, when compared to the same period in 1996. The decrease was primarily due to a significantly lower volume of gas sales in Transco's jurisdictional merchant sales services as shown in the table below. However, this decrease in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.


                                                           Three Months
                                                          Ended March 31,
                                                         -----------------
Gas Sales Volumes (TBtu)                                 1997        1996
------------------------                                 ----        ----

Long-term sales                                          42.4        64.4
Short-term sales                                          2.8        16.6
                                                         ----        ----
    Total gas sales                                      45.2        81.0
                                                         ====        ====


STORAGE SERVICES

    Transco's operating revenues related to storage services of $36.6 million for the three months ended March 31, 1997 were comparable to storage revenues of $36.8 million in the same period in 1996.

                               PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.

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




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated: May 15, 1997                   By /s/ Nick A. Bacile
                                      ----------------------------------
                                      Nick A. Bacile
                                      Vice President and Controller
                                      (Principal Financial Officer)