Form 10-Q
period 1997-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1997-08-14
CIK 99250

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE  30, 1997

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ......... TO ..........
                       COMMISSION FILE NUMBER 1-7584


                TRANSCONTINENTAL GAS PIPE LINE CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                               74-1079400
        STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           2800 POST OAK BOULEVARD
                P. O. BOX 1396
                HOUSTON, TEXAS                                  77251
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 215-2000

                                   NONE
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
 LAST REPORT)


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

        THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF JUNE 30, 1997 WAS 100.

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


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1996 Annual Report on Form 10-K and 1997 First Quarter Report on Form 10-Q. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 1997, and results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                           June 30,       December 31,
                                                                             1997             1996
                                                                     ---------------  ----------------
        ASSETS
Current Assets:
     Cash                                                            $         1,221  $         1,774
     Receivables:
        Affiliates                                                            11,865            4,837
        Others                                                                12,890           51,011
     Advances to affiliates                                                   35,987          148,496
     Transportation and exchange gas receivables:
        Affiliates                                                            22,019           22,111
        Others                                                                66,596           72,900
     Inventories                                                              99,707           69,461
     Deferred income tax asset                                                77,185           76,192
     Other                                                                    20,043           19,807
                                                                     ---------------  ----------------
        Total current assets                                                 347,513          466,589
                                                                     ---------------  ----------------

Investments                                                                   11,417            5,865
                                                                     ---------------  ----------------

Property, Plant and Equipment :
     Natural gas transmission plant                                        3,824,498        3,738,550
     Less-Accumulated depreciation and amortization                          399,601          318,234
                                                                      --------------  ----------------
        Total property, plant and equipment, net                           3,424,897        3,420,316
                                                                      --------------  ----------------

Other Assets                                                                 157,198          166,757
                                                                      --------------  ----------------

                                                                     $     3,941,025  $     4,059,527
                                                                     ===============  ================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                         June 30,          December 31,
                                                                           1997                1996
                                                                    ----------------      --------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                           $          7,630      $       99,000
     Payables:
        Affiliates                                                            45,463              70,283
        Others                                                                54,939              84,026
     Transportation and exchange gas payables:
        Affiliates                                                               197                 190
        Other                                                                 25,179              27,050
     Accrued liabilities                                                     123,196             104,289
     Reserve for rate refunds                                                131,183             172,823
                                                                    ----------------      --------------
        Total current liabilities                                            387,787             557,661
                                                                    ----------------      --------------

Long-Term Debt                                                               673,074             681,076
                                                                    ----------------      --------------

Other Long-Term Liabilities:
     Deferred income taxes                                                   834,040             833,928
     Other                                                                   177,803             167,648
                                                                    ----------------      --------------
        Total other long-term liabilities                                  1,011,843           1,001,576
                                                                    ----------------      --------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
     Common stock $1.00 par value:
        100 shares authorized, issued and outstanding                              -                   -
     Premium on capital stock and other paid-in capital                    1,652,430           1,652,430
     Retained earnings                                                       215,891             166,784
                                                                    ----------------      --------------
        Total common stockholder's equity                                  1,868,321           1,819,214
                                                                    ----------------      --------------

                                                                    $      3,941,025      $    4,059,527
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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                               For the Three             For the Three
                                                               Months Ended              Months Ended
                                                               June 30, 1997             June 30, 1996
                                                               -------------             -------------
Operating Revenues:
   Natural gas sales                                      $          151,952        $          190,984
   Natural gas transportation                                        151,671                   163,097
   Natural gas storage                                                34,561                    36,148
   Other                                                               1,914                     1,347
                                                          ------------------        ------------------
      Total operating revenues                                       340,098                   391,576
                                                          ------------------        ------------------

Operating Costs and Expenses:
   Cost of natural gas sales                                         151,952                   191,050
   Cost of natural gas transportation                                  8,168                    19,861
   Operation and maintenance                                          48,258                    50,502
   Administrative and general                                         30,084                    31,838
   Depreciation and amortization                                      39,275                    44,717
   Taxes - other than income taxes                                     9,396                     9,076
   Other                                                                 212                       298
                                                          ------------------        ------------------
      Total operating costs and expenses                             287,345                   347,342
                                                          ------------------        ------------------

Operating Income                                                      52,753                    44,234
                                                          ------------------        ------------------

Other (Income) and Other Deductions:
   Interest expense                                                   16,125                    16,510
   Interest income - affiliates                                       (1,168)                   (1,069)
                   - other                                                (8)                     (202)
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                             (1,543)                   (1,519)
   Miscellaneous other deductions, net                                   675                       961
                                                          ------------------        ------------------
      Total other deductions                                          14,081                    14,681
                                                          ------------------        ------------------

Income before Income Taxes                                            38,672                    29,553

Provision for Income Taxes                                            14,917                    11,510
                                                          ------------------        ------------------

Net Income                                                $           23,755        $           18,043
                                                          ==================        ==================



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                                For the Six               For the Six
                                                               Months Ended              Months Ended
                                                               June 30, 1997             June 30, 1996
                                                               -------------             -------------
Operating Revenues:
   Natural gas sales                                      $          311,461      $            455,061
   Natural gas transportation                                        307,878                   339,785
   Natural gas storage                                                71,152                    72,920
   Other                                                               4,121                     3,037
                                                          ------------------      --------------------
      Total operating revenues                                       694,612                   870,803
                                                          ------------------      --------------------

Operating Costs and Expenses:
   Cost of natural gas sales                                         311,461                   455,060
   Cost of natural gas transportation                                 18,980                    44,052
   Operation and maintenance                                          91,898                    96,022
   Administrative and general                                         61,823                    64,584
   Depreciation and amortization                                      78,069                    90,165
   Taxes - other than income taxes                                    18,660                    18,325
   Other                                                                 804                       514
                                                          ------------------       -------------------
      Total operating costs and expenses                             581,695                   768,722
                                                          ------------------       -------------------

Operating Income                                                     112,917                   102,081
                                                          ------------------       -------------------

Other (Income) and Other Deductions:
   Interest expense                                                   33,315                    29,656
   Interest income - affiliates                                       (2,298)                   (2,200)
                   - other                                                (8)                     (256)
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                             (3,343)                   (2,558)
   Miscellaneous other deductions, net                                 1,243                     1,938
                                                          ------------------       -------------------
      Total other deductions                                          28,909                    26,580
                                                          ------------------       -------------------

Income before Income Taxes                                            84,008                    75,501

Provision for Income Taxes                                            32,582                    29,329
                                                          ------------------       -------------------

Net Income                                                $           51,426      $             46,172
                                                          ==================      ====================



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                 --------------------------------------
                                                                         1997                    1996
                                                                 ----------------       ---------------
Cash flows from operating activities:
   Net income                                                    $         51,426       $        46,172
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                        81,744                92,726
      Deferred income taxes                                                  (881)              (40,673)
      Allowance for equity funds used during construction (AFUDC)          (2,310)               (1,739)
      Changes in operating assets and liabilities:
         Receivables                                                       31,093                 8,917
         Transportation and exchange gas receivables                        6,396                24,153
         Inventories                                                      (30,247)              (13,541)
         Payables                                                         (45,518)              (84,400)
         Transportation and exchange gas payables                          (1,864)              (32,727)
         Accrued liabilities                                               18,885               (37,797)
         Reserve for rate refunds                                         (41,640)               60,462
         Other, net                                                        18,922                21,421
                                                                 ----------------       ---------------
             Net cash provided by operating activities                     86,006                42,974
                                                                 ----------------       ---------------

Cash flows from financing activities:
   Additions to long-term debt                                                 -                100,000
   Retirement of long-term debt                                           (99,000)             (125,000)
   Debt issue costs                                                          (146)                 (157)
   Dividends on common stock                                               (2,319)                    -
                                                                 ----------------       ---------------
             Net cash used in financing activities                       (101,465)              (25,157)
                                                                 ----------------       ---------------

Cash flows from investing activities:
   Property, plant and equipment:
      Additions, net of equity AFUDC                                      (84,269)              (89,717)
      Changes in accounts payable and accrued liabilities                  (8,389)               (3,235)
   Advances to affiliates, net                                            112,509                76,536
   Other, net                                                              (4,945)               (1,759)
                                                                 ----------------       ---------------
             Net cash provided by (used in) investing activities           14,906               (18,175)
                                                                 ----------------       ---------------

Net decrease in cash                                                         (553)                 (358)
Cash at beginning of period                                                 1,774                 2,557
                                                                 ----------------       ---------------
Cash at end of period                                            $          1,221       $         2,199
                                                                 ================       ===============

Supplemental  disclosures of cash flow information:
Cash paid (refunded) during the year for :
      Interest (exclusive of amount capitalized)                 $         37,341       $        27,842
      Income taxes paid                                                    19,986                 8,616
      Income tax refunds received                                         (11,759)                 (417)


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          1.  CORPORATE STRUCTURE AND CONTROL

     Effective May 1, 1997, Transcontinental Gas Pipe Line Corporation (Transco) became a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, Transco was a wholly-owned subsidiary of Williams.

                               2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1996 Annual Report on Form 10-K and included in Transco's 1997 First Quarter Report on Form 10-Q.

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

                       3.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K or 1997 First Quarter Report on Form 10-Q other than as described below.

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP97-71)

     On November 1, 1996, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate case filing principally designed to recover costs associated with increased capital expenditures. These increased capital expenditures primarily relate to system reliability, integrity and Clean Air Act compliance.

     When stated on a comparable basis, the rates Transco placed into effect on May 1, 1997, represent an annual cost of service increase of approximately $47 million over the cost of service underlying the rates contained in the settlement of Transco's last general rate filing (Docket No. RP95-197). The rates, which are subject to refund, are designed using the straight fixed-variable rate design method.

     GENERAL RATE CASE (DOCKET NO. RP95-197)

     On June 19, 1996, Transco filed a Stipulation and Agreement and settlement rates. The agreement resolves cost of service (subject to the outcome of capital structure and rate of return in the Phase I proceeding), throughput level and mix, and certain cost allocation and rate design issues. The agreement also reserves certain other issues for hearing in Phase II, including the issue of rolled-in pricing for incremental Leidy Line services. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and the FERC's staff either supported the settlement or did not oppose it. On November 1, 1996, the FERC issued an order approving the June 19 agreement, and on February 3, 1997 approved an order denying rehearing of its November 1, 1996 order. As a result, Transco made refunds on May 30, 1997 of approximately $79.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve.

     On August 1, 1997, the FERC issued an order modifying the initial decision issued on December 18, 1996 by the Administrative Law Judge (ALJ) in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC reversed the ALJ's use of the Williams capital structure, and applied a new modified capital structure policy to find that Transco's own capital structure, consisting of 57.58 percent equity, should be used for developing the rate of return in this proceeding. As to rate of return on equity, the FERC affirmed the overall methodology used by the ALJ in his initial decision, but reversed the ALJ's decision in order to revise the manner in which the long-range growth component of that methodology is determined to be consistent with the FERC's recent decisions on that issue. The order requires that Transco make a compliance filing consistent with the revised methodology, and states that refunds will be determined once the FERC rules on that compliance filing. Transco has provided a reserve which it believes is adequate for any required refunds.

     RATE OF RETURN CALCULATION

     As discussed above, the FERC recently issued an order addressing, among other things, the authorized rate of return for Transco's 1995 rate case (Docket No. 95-197). In the order, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Transco intends to challenge the FERC order in an effort to have the FERC change its rate of return methodology with respect to both pending and future rate cases.

SUMMARY

     While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1996 Annual Report on Form 10-K and 1997 First Quarter Report on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                           4.  DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of June 30, 1997, Transco had no outstanding borrowings under this agreement.

     On January 15, 1997, Transco redeemed $99 million of its 8-1/8% Notes.

     On July 31, 1997, Transco entered into a $150 million, five-year bank agreement, with variable interest rates based on the London Interbank Offered Rate.

SHORT-TERM DEBT

     Transco is a party to three short-term money market facilities under which it can borrow up to an aggregate of $135 million. Interest rates vary with current market conditions based on the applicable bank's rate at the time of the borrowings. As of June 30, 1997, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

     Transco is a party to an agreement that expires in February 1998 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At both June 30, 1997 and December 31, 1996, interests in $100 million of these receivables were held by the investor. On July 31, 1997, Transco reduced the level of trade receivables sold to $88 million.

     The Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard had no significant impact on Transco's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1996 Annual Report on Form 10-K and in Transco's 1997 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At June 30, 1997 there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities. Advances due Transco by Williams totaled $36 million.

     On July 31, 1997, Transco entered into a $150 million, five-year bank agreement, with variable interest rates based on the London Interbank Offered Rate. Proceeds will be used for general corporate purposes.

     In the second half of 1997, Transco also plans to access capital markets to fund its expansion projects and other general corporate requirements. Transco believes any additional financing can be obtained on reasonable terms.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures, for the six months ended June 30, 1997 were $92.7 million, compared to $93.0 million for the six months ended June 30, 1996.


                                                               Six Months
                                                             Ended June 30,
                                                        --------------------
Capital Expenditures                                       1997         1996
--------------------                                    -----------  -------
                                                              (In Millions)

Market-Area Projects                                    $     31.9   $  14.7
Supply-Area Projects                                           7.3         -
Maintenance of Existing Facilities and Other Projects         53.5      78.3
                                                        -----------  -------
Total Capital Expenditures                              $     92.7   $  93.0
                                                        ===========  =======



Transco's capital expenditure budget for 1997 and future capital projects are discussed in its 1996 Annual Report on Form 10-K and 1997 First Quarter Report on Form 10-Q.

The following describes any developments related to those projects and any new projects proposed by Transco.

     INDEPENDENCE PIPELINE PROJECT In March 1997, Independence Pipeline Company filed for FERC approval to construct and operate a pipeline consisting of approximately 370 miles of 36-inch diameter pipe with an anticipated annual gas transportation capacity of 838.5 million cubic feet per day (MMcf/d). The pipeline will extend from ANR Pipeline Company's (ANR) existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. A non-binding open season, which began April 2, 1997 and ended on May 30, 1997, drew annual capacity requests for more than 750 MMcf/d from eleven potential shippers. Negotiations for precedent agreements are ongoing with these and other interested parties. A wholly-owned subsidiary of Transco currently holds a 50% interest in the project, which is expected to be in service for the 1999-2000 winter heating season.

     MARKETLINK EXPANSION PROJECT In March 1997, Transco announced its MarketLink Expansion Project. MarketLink will expand Transco's Leidy Line and market-area mainline facilities, providing the final transportation link for several recently announced pipeline projects designed to transport Canadian and Rocky Mountain gas supplies to eastern markets. The level of market commitment indicated during a 60-day open season that ended May 30, 1997 will determine the facilities, capacity and capital cost of the project. MarketLink received non-binding nominations during the open season in excess of one billion cubic feet of gas per day. Transco plans to file for FERC approval of the project during the first quarter of 1998. It is targeted to be in service by November 1, 1999.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     Transco's capital requirements and contingencies are discussed in its 1996 Annual Report on Form 10-K. Other than described below, in Note 3 of the Notes to Condensed Consolidated Financial Statements and in Transco's 1997 First Quarter Report on Form 10- Q, there have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

     RATE AND REGULATORY REFUNDS As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, on May 1, 1997, Transco placed into effect new rates, subject to refund, under Docket No. RP97-71. Transco has provided reserves which it believes is adequate for any refunds that may be required under Docket Nos. RP95-197 and RP97-71.

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

                                 RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

     Transco's net income for the six months ended June 30, 1997 was $51.4 million compared to net income of $46.2 million for the six months ended June 30, 1996. Operating income for the six months ended June 30, 1997 was $112.9 million compared to $102.1 million for the six months ended June 30, 1996. The higher operating income of $10.8 million was primarily attributable to lower administrative and general expenses and operation and maintenance expenses and higher revenues due to the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996 and other capital projects included in Docket No. RP97-71 placed into effect on May 1, 1997. The positive operating income variance was partially offset at the net income level by higher interest expense of $3.7 million due primarily to funding of capital projects during the last half of 1996 and the first half of 1997, partially offset by a greater allowance for funds used during construction of $0.8 million.

OPERATING EXPENSES

     Excluding the cost of sales and transportation of $330 million for the six months ended June 30, 1997 and $499 million for the comparable period in 1996, Transco's operating expenses for the six months ended June 30, 1997, were approximately $18.4 million lower than the comparable period in 1996. The decrease was due to lower depreciation and amortization of $12.1 million, lower operation and maintenance expenses of $4.1 million and lower administrative and general expense of $2.8 million. The lower depreciation and amortization was due to a reduction in depreciation rates that were established in Transco's June 1996 Stipulation and Agreement in Docket No. RP95-197 and that continued to be reflected in rates in Docket No. RP97-71. However, the effects of the lower depreciation rates on depreciation and amortization were offset by a corresponding decrease in revenues. The lower operation and maintenance expense was primarily due to a $3.0 million decrease in miscellaneous contractual services, a $1.7 million decrease in lube oil and odorants expense and a $1.3 million decrease in other supplies and expenditures, partly offset by a $1.4 million increase in charges from others for the operation of certain Transco facilities. The lower administrative and general expense was primarily due to a $3.8 million decrease in the cost of employee benefits, a $0.7 million decrease in property and liability insurance and a $0.6 million decrease in office building rent, partly offset by a $2.6 million increase in labor costs.

TRANSPORTATION SERVICES

     Transco's operating revenues related to its transportation services for the six months ended June 30, 1997 were $308 million, compared to $340 million for the six months ended June 30, 1996. The lower transportation revenues were primarily due to lower gas transportation costs charged to Transco by others and lower depreciation costs that are recovered in Transco's rates, partly offset by the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996 and other capital projects included in Docket No. RP97-71 placed into effect on May 1, 1997.

     As shown in the table below, Transco's total market-area deliveries and production-area deliveries for the six months ended June 30, 1997 decreased 20.1 TBtu (3%) and 8.8 TBtu (8%), respectively, when compared to the same period in 1996. The decreased deliveries were mainly due to milder weather conditions in the first quarter of 1997 as compared to the same period in 1996.

     As a result of a straight fixed-variable (SFV) rate design, increases or decreases in system deliveries have no significant impact on operating income.


                                                              Six Months
                                                            Ended June 30,
                                                       ---------------------
Transco System Deliveries (TBtu)                         1997         1996
--------------------------------                         ----         ----

Market-area deliveries:
    Long-haul transportation                            472.2        488.8
    Market-area transportation                          220.9        224.4
                                                       ------       ------
        Total market-area deliveries                    693.1        713.2
Production-area transportation                           98.2        107.0
                                                       ------       ------
Total system deliveries                                 791.3        820.2
                                                       ======       ======


Average Daily Transportation Volumes (TBtu)               4.4          4.5
Average Daily Firm Reserved Capacity (TBtu)               5.4          5.0

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

    Transco's operating revenues for the six months ended June 30, 1997 related to its sales services decreased $144 million to $311 million, when compared to the same period in 1996. The decrease was primarily due to a significantly lower volume of gas sales in Transco's jurisdictional merchant sales services as shown in the table below. However, this decrease in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.


                                                           Six Months
                                                          Ended June 30,
                                                        -------------------
Gas Sales Volumes (TBtu)                                  1997        1996
------------------------                                  ----        ----

Long-term sales                                           97.4       120.8
Short-term sales                                           5.0        28.6
                                                         -----      ------
    Total gas sales                                      102.4       149.4
                                                         =====      ======


STORAGE SERVICES

    Transco's operating revenues related to storage services of $71.2 million for the six months ended June 30, 1997 were comparable to storage revenues of $72.9 million in the same period in 1996.

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




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated: August 14, 1997                By /s/ Nick A. Bacile
                                      ----------------------------------
                                      Nick A. Bacile
                                      Vice President and Controller
                                      (Principal Financial Officer)