Form 10-Q
period 1997-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1997-11-14
CIK 99250

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

 THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF SEPTEMBER 30, 1997 WAS 100.

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

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

        COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TRANSCO)


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1996 Annual Report on Form 10-K and 1997 First and Second Quarter Reports on Form 10-Q. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 1997, and results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                          September 30,   December 31,
                                                                               1997           1996
                                                                          -------------   ------------
        ASSETS
Current Assets:
     Cash                                                                 $       2,225   $      1,774
     Receivables:
        Affiliates                                                               11,043          4,837
        Others                                                                   28,449         51,011
     Advances to affiliates                                                     236,821        148,496
     Transportation and exchange gas receivables:
        Affiliates                                                               23,851         22,111
        Others                                                                   68,218         72,900
     Inventories                                                                 96,286         69,461
     Deferred income tax asset                                                   88,889         76,192
     Other                                                                       21,933         19,807
                                                                          -------------   ------------
        Total current assets                                                    577,715        466,589
                                                                          -------------   ------------

Investments                                                                       2,300          5,865
                                                                          -------------   ------------

Property, Plant and Equipment:
     Natural gas transmission plant                                           3,900,502      3,738,550
     Less-Accumulated depreciation and amortization                             439,241        318,234
                                                                          -------------   ------------
        Total property, plant and equipment, net                              3,461,261      3,420,316
                                                                          -------------   ------------

Other Assets                                                                    156,955        166,757
                                                                          -------------   ------------

                                                                          $   4,198,231   $  4,059,527
                                                                          =============   ============


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                               TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Thousands of Dollars)
                                               (Unaudited)

                                                                          September 30,    December 31,
                                                                               1997            1996
                                                                          -------------    ------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                                 $           -    $     99,000
     Payables:
        Affiliates                                                               46,852          70,283
        Others                                                                   85,219          84,026
     Transportation and exchange gas payables:
        Affiliates                                                                  370             190
        Other                                                                    18,641          27,050
     Accrued liabilities                                                        134,723         104,289
     Reserve for rate refunds                                                   167,657         172,823
                                                                          -------------    ------------
        Total current liabilities                                               453,462         557,661
                                                                          -------------    ------------

Long-Term Debt                                                                  830,521         681,076
                                                                          -------------    ------------

Other Long-Term Liabilities:
     Deferred income taxes                                                      838,157         833,928
     Other                                                                      181,419         167,648
                                                                          -------------    ------------
        Total other long-term liabilities                                     1,019,576       1,001,576
                                                                          -------------    ------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
     Common stock $1.00 par value:
        100 shares authorized, issued and outstanding                                 -               -
     Premium on capital stock and other paid-in capital                       1,652,430       1,652,430
     Retained earnings                                                          242,242         166,784
                                                                          -------------    ------------
        Total common stockholder's equity                                     1,894,672       1,819,214
                                                                          -------------    ------------

                                                                          $   4,198,231    $  4,059,527
                                                                          =============    ============


 The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                             For the Three             For the Three
                                                             Months Ended              Months Ended
                                                          September 30, 1997         September 30, 1996
                                                          ------------------         ------------------
Operating Revenues:
   Natural gas sales                                      $       163,819            $       140,164
   Natural gas transportation                                     148,641                    155,209
   Natural gas storage                                             35,003                     35,097
   Other                                                            1,991                      2,000
                                                          ----------------           ----------------
      Total operating revenues                                    349,454                    332,470
                                                          ----------------           ----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                      163,819                    140,163
   Cost of natural gas transportation                               4,445                     19,574
   Operation and maintenance                                       45,017                     53,513
   Administrative and general                                      30,984                     27,311
   Depreciation and amortization                                   39,945                     39,800
   Taxes - other than income taxes                                  9,634                      9,240
   Other                                                              322                        249
                                                          ----------------           ----------------
      Total operating costs and expenses                          294,166                    289,850
                                                          ----------------           ----------------

Operating Income                                                   55,288                     42,620
                                                          ----------------           ----------------

Other (Income) and Other Deductions:
   Interest expense                                                17,935                     17,759
   Interest income - affiliates                                    (2,431)                    (1,842)
                   - other                                            (23)                      (180)
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                          (2,437)                    (2,210)
   Miscellaneous other deductions, net                                307                        384
                                                          ----------------           ----------------
      Total other deductions                                       13,351                     13,911
                                                          ----------------           ----------------

Income before Income Taxes                                         41,937                     28,709

Provision for Income Taxes                                         14,923                     11,163
                                                          ----------------           ----------------

Net Income                                                $        27,014            $        17,546
                                                          ================           ================



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands of Dollars)
                                                (Unaudited)


                                                             For the Nine              For the Nine
                                                             Months Ended              Months Ended
                                                          September 30, 1997         September 30, 1996
                                                          ------------------         ------------------
Operating Revenues:
   Natural gas sales                                      $       475,280            $       595,225
   Natural gas transportation                                     456,519                    494,994
   Natural gas storage                                            106,155                    108,017
   Other                                                            6,112                      5,037
                                                          ----------------           ----------------
      Total operating revenues                                  1,044,066                  1,203,273
                                                          ----------------           ----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                      475,280                    595,223
   Cost of natural gas transportation                              23,425                     63,626
   Operation and maintenance                                      136,915                    149,535
   Administrative and general                                      92,807                     91,895
   Depreciation and amortization                                  118,014                    129,965
   Taxes - other than income taxes                                 28,294                     27,565
   Other                                                            1,126                        763
                                                          ----------------           ----------------
      Total operating costs and expenses                          875,861                  1,058,572
                                                          ----------------           ----------------

Operating Income                                                  168,205                    144,701
                                                          ----------------           ----------------

Other(Income) and Other Deductions:
   Interest expense                                                51,250                     47,415
   Interest income - affiliates                                    (4,729)                    (4,042)
                   - other                                            (31)                      (436)
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                          (5,780)                    (4,768)
   Miscellaneous other deductions, net                              1,550                      2,322
                                                          ----------------           ----------------
      Total other deductions                                       42,260                     40,491
                                                          ----------------           ----------------

Income before Income Taxes                                        125,945                    104,210

Provision for Income Taxes                                         47,505                     40,492
                                                          ----------------           ----------------

Net Income                                                $        78,440            $        63,718
                                                          ================           ================



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Thousands of Dollars)
                                                (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                     --------------------------------------
                                                                          1997                    1996
                                                                     --------------          --------------
Cash flows from operating activities:
   Net income                                                        $      78,440           $      63,718
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                        122,817                 133,836
      Deferred income taxes                                                 (8,468)                (52,582)
      Allowance for equity funds used during construction (AFUDC)           (3,997)                 (3,259)
      Changes in operating assets and liabilities:
         Receivables                                                        20,357                  39,063
         Receivables sold                                                   (4,000)                (21,000)
         Transportation and exchange gas receivables                         2,942                  34,711
         Inventories                                                       (26,825)                (10,681)
         Payables                                                          (13,564)               (119,550)
         Transportation and exchange gas payables                           (8,229)                (47,041)
         Accrued liabilities                                                30,401                 (41,178)
         Reserve for rate refunds                                           (5,166)                 75,317
         Other, net                                                         20,684                  21,016
                                                                      -------------          --------------
             Net cash provided by operating activities                     205,392                  72,370
                                                                      -------------          --------------

Cash flows from financing activities:
   Additions to long-term debt                                             150,000                 298,800
   Retirement of long-term debt                                            (99,000)               (225,000)
   Debt issue costs                                                           (248)                   (249)
   Dividends on common stock                                                (2,982)                 (3,164)
                                                                      -------------          --------------
             Net cash provided by financing activities                      47,770                  70,387
                                                                      -------------          --------------

Cash flows from investing activities:
   Property, plant and equipment:
      Additions, net of equity AFUDC                                      (160,197)               (162,973)
      Changes in accounts payable and accrued liabilities                   (8,675)                 (3,235)
   Advances to affiliates, net                                             (88,325)                 23,881
   Other, net                                                                4,486                  (1,014)
                                                                      -------------          --------------
             Net cash used in investing activities                        (252,711)               (143,341)
                                                                      -------------          --------------

Net increase (decrease) in cash                                                451                    (584)
Cash at beginning of period                                                  1,774                   2,557
                                                                      -------------          --------------
Cash at end of period                                                 $      2,225           $       1,973
                                                                      =============          ==============



Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
      Interest (exclusive of amount capitalized)                      $     56,179           $      44,219
      Income taxes paid                                                     35,496                 161,091
      Income tax refunds received                                          (11,759)                 (1,043)


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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1996 Annual Report on Form 10-K and included in Transco's 1997 First and Second Quarter Reports on Form 10-Q.

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

                       3.  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K or 1997 First and Second Quarter Reports on Form 10-Q other than as described below.

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

     By order issued October 16, 1997, the Administrative Law Judge granted a motion by all active parties, including Transco, to extend the procedural schedule in this case by one month to allow the parties the opportunity to continue discussions relating to the possible settlement of all or portions of the case. The hearing in this case, which was originally scheduled to begin on November 4, 1997, is now scheduled for December 2, 1997.

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

     On August 1, 1997, the FERC issued an order modifying the initial decision issued on December 18, 1996 by the Administrative Law Judge (ALJ) in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC reversed the ALJ's use of the Williams capital structure, and applied a new modified capital structure policy to find that Transco's own capital structure, consisting of 57.58 percent equity, should be used for developing the rate of return in this proceeding. As to rate of return on equity, the FERC affirmed the overall methodology used by the ALJ in his initial decision, but reversed the ALJ's decision in order to revise the manner in which the long-range growth component of that methodology is determined to be consistent with the FERC's recent decisions on that issue. The order requires that Transco make a compliance filing consistent with the revised methodology, and states that refunds will be determined once the FERC rules on that compliance filing. Transco has sought rehearing of the FERC's order asserting, among other things, that the FERC's methodology for calculating rates of return is flawed. Other parties in the case have also sought rehearing of the FERC's order claiming, among other things, that FERC should not have reversed the ALJ with respect to the issue of the appropriate capital structure for ratemaking purposes. Transco has provided a reserve which it believes is adequate for any required refunds.

     RATE OF RETURN CALCULATION

     As discussed above, the FERC recently issued an order addressing, among other things, the authorized rate of return for Transco's 1995 rate case (Docket No. 95-197). In the order, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. As indicated above, Transco has sought rehearing of the FERC order in an effort to have the FERC change its rate of return methodology with respect to both pending and future rate cases. Additionally, at a recent public FERC meeting, it was announced that the FERC intended to convene early next year a public conference to consider rate of return issues, including the appropriateness of the FERC's current methodology for calculating rates of return.

     GENERAL RATE CASE (DOCKET NO. RP92-137)

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined Transco's appropriate rate of return on equity to be 14.45%. The issue of the appropriate rate of return for Transco was appealed to the D.C. Circuit Court. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC for further consideration the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for Transco, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop Transco's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. The FERC directed Transco to make refunds in accordance with the April 10, 1996 order. On July 23, 1996, the FERC denied rehearing of the April 10, 1996 order. On September 17, 1996, Transco made refunds required under the FERC order, for which Transco had previously provided a reserve. On September 20, 1996, certain parties filed a petition for review of the FERC's April 10, 1996 and July 23, 1996 orders in the D.C. Circuit Court. On November 5, 1997 the D.C. Circuit Court denied the petition.

     ORDER NO. 94-A COSTS (DOCKET NO. RP92-149)

     On January 29, 1997, the FERC issued an order approving the October 1993 settlement between Transco and Columbia Gas Transmission Corporation (Columbia) and directing Columbia to refund to Transco all amounts refunded to Columbia in excess of the amount required by the October 1993 settlement. On January 30, 1997 Columbia filed with the FERC a request for rehearing and a request that the FERC essentially stay Columbia's refund obligation. On February 28, 1997, the FERC issued an order denying rehearing of its January 29 order. In the third quarter of 1997, Transco entered into an agreement with Columbia, which required Columbia to pay $5.4 million to Transco in settlement of this matter. Transco received the payment in September 1997.

LEGAL PROCEEDINGS

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

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco $14.5 million plus $3.75 million in attorney's fees. The trial judge deferred entering judgment (which would include a determination of any amounts owed Texaco for interest on the principal amount of the judgment) and directed the parties to participate in mediation of this matter. Transco denied liability in the litigation and continues to believe that it has meritorious defenses to the claims which it intends to pursue vigorously.

     As previously reported on Transco's 1996 Form 10-K, Transco is involved in litigation with one other producer, Freeport-McMoRan, Inc., with respect to royalty indemnification issues. There have been no new developments in that litigation.

     OTHER LITIGATION In July 1996, Canadian Occidental of California (CXY) filed a lawsuit against Transco and certain Transco affiliates demanding an accounting relating to alleged take-or-pay deficiencies under seven gas purchase contracts for the years 1982 and 1983. CXY has since amended its original petition to demand an accounting under the seven contracts through the year 1992. Transco has answered the lawsuit asserting that the alleged deficiencies were settled in an agreement with CXY in 1986 or, alternatively, that the claims are barred by the statute of limitation.

SUMMARY

     While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1996 Annual Report on Form 10-K and 1997 First and Second Quarter Reports on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

4.  DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of September 30, 1997, Transco had no outstanding borrowings under this agreement.

     On January 15, 1997, Transco redeemed $99 million of its 8-1/8% Notes.

     On July 31, 1997, Transco entered into a $150 million, five-year bank agreement, with variable interest rates based on the London Interbank Offered Rate.

     In September 1997, Williams and certain of its subsidiaries, including Transco, initiated a restructuring of its debt portfolio. On October 8, 1997, Transco borrowed $160 million under the Credit Agreement to fund the redemption of its entire $150 million issue of 9-1/8% Debentures originally due February 1, 2017, at a total redemption price of $156.4 million, plus accrued interest. As a result of the revaluation of Transco's debt at the time of its acquisition by Williams in 1995, Transco will record an extraordinary gain of $2.9 million, net of tax, from the early redemption of the 9-1/8% Debentures. The $6.4 million premium will be amortized over the remaining original life of the debentures based on FERC accounting requirements.

SHORT-TERM DEBT

     Transco is a party to three short-term money market facilities under which it can borrow up to an aggregate of $135 million. Interest rates vary with current market conditions based on the applicable bank's rate at the time of the borrowings. As of September 30, 1997, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

     Transco is a party to an agreement that expires in February 1998 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At September 30, 1997 and December 31, 1996, interests in $96 million and $100 million, respectively, of these receivables were held by the investor.

                         5.  ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard had no significant impact on Transco's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board has issued two new accounting standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The pronouncements will not materially change Transco's financial reporting or disclosures.

ITEM 2.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1996 Annual Report on Form 10-K and in Transco's 1997 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                                 RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

     Transco's net income for the nine months ended September 30, 1997 was $78.4 million compared to net income of $63.7 million for the nine months ended September 30, 1996. Operating income for the nine months ended September 30, 1997 was $168.2 million compared to $144.7 million for the nine months ended September 30, 1996. The higher operating income of $23.5 million was primarily attributable to lower operation and maintenance expenses, benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996 and other capital projects included in Docket No. RP97-71 placed into effect on May 1, 1997 and a $5.4 million credit to cost of natural gas transportation as a result of a settlement related to a prior rate proceeding (see Note 3). The positive operating income variance was partially offset at the net income level by higher interest expense of $3.8 million due primarily to funding of capital projects, partially offset by a greater allowance for funds used during construction of $1.0 million.

OPERATING EXPENSES

     Excluding the cost of sales and transportation of $499 million for the nine months ended September 30, 1997 and $659 million for the comparable period in 1996, Transco's operating expenses for the nine months ended September 30, 1997, were approximately $22.6 million lower than the comparable period in 1996. The decrease was due to lower depreciation and amortization of $12.0 million and lower operation and maintenance expenses of $12.6 million. The lower depreciation and amortization was due to a reduction in depreciation rates that were established in Transco's June 1996 Stipulation and Agreement in Docket No. RP95-197 and that continued to be reflected in rates in Docket No. RP97-71. However, the effects of the lower depreciation rates on depreciation and amortization were offset by a corresponding decrease in revenues. The lower operation and maintenance expense was primarily due to a $7.7 million decrease in miscellaneous contractual services, a $2.5 million decrease in professional services, a $2.5 million decrease in lube oil and odorants expense and a $2.3 million decrease in other supplies and expenditures, partly offset by a $2.1 million increase in charges from others for the operation of certain Transco facilities.

TRANSPORTATION SERVICES

     Transco's operating revenues related to its transportation services for the nine months ended September 30, 1997 were $457 million, compared to $495 million for the nine months ended September 30, 1996. The lower transportation revenues were primarily due to the effects of having passed through to ratepayers a lower level of reimbursable costs and lower depreciation costs that are recovered in Transco's rates, partly offset by the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996 and other capital projects included in Docket No. RP97-71 placed into effect on May 1, 1997.

     As shown in the table below, Transco's total market-area deliveries and production-area deliveries for the nine months ended September 30, 1997 decreased 5.2 TBtu (1%) and 8.7 TBtu (5%), respectively, when compared to the same period in 1996. The decreased deliveries were mainly due to milder weather conditions in the first quarter of 1997 as compared to the same period in 1996.

     As a result of a straight fixed-variable (SFV) rate design, increases or decreases in firm transportation volumes have no significant impact on operating income. Increases or decreases in interruptible transportation volumes can have an impact on operating income.


                                                          Nine Months
                                                      Ended September 30,
                                                      --------------------
Transco System Deliveries (TBtu)                        1997         1996
--------------------------------                        ----         ----

Market-area deliveries:
    Long-haul transportation                            698.0        699.9
    Market-area transportation                          301.6        304.9
                                                      -------      -------
        Total market-area deliveries                    999.6      1,004.8
Production-area transportation                          154.3        163.0
                                                      -------      -------
Total system deliveries                               1,153.9      1,167.8
                                                      =======      =======


Average Daily Transportation Volumes (TBtu)               4.2          4.3
Average Daily Firm Reserved Capacity (TBtu)               5.5          5.1

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

    Transco's operating revenues for the nine months ended September 30, 1997 related to its sales services decreased $120 million to $475 million, when compared to the same period in 1996. The decrease was primarily due to a significantly lower volume of gas sales in Transco's jurisdictional merchant sales services as shown in the table below. However, this decrease in revenues had no effect on Transco's operating income or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.

                                                           Nine Months
                                                       Ended September 30,
                                                       -------------------
Gas Sales Volumes (TBtu)                                1997         1996
------------------------                                ----         ----

Long-term sales                                         149.1        167.5
Short-term sales                                         11.0         33.6
                                                        -----        -----
    Total gas sales                                     160.1        201.1
                                                        =====        =====


STORAGE SERVICES

    Transco's operating revenues related to storage services of $106.2 million for the nine months ended September 30, 1997 were comparable to storage revenues of $108.0 million in the same period in 1996.

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

    Transco  funds its  capital  requirements  with cash  flows  from  operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At September 30, 1997, there were no outstanding borrowings under the Credit Agreement, short-term money market facilities or the short term credit facility. Advances due Transco by Williams totaled $237 million.

    On July 31, 1997, Transco entered into a $150 million, five-year bank agreement, with variable interest rates based on the London Interbank Offered Rate. Proceeds were used for general corporate purposes.

    In September 1997, Williams and certain of its subsidiaries, including Transco, initiated a restructuring of its debt portfolio. On October 8, 1997, Transco borrowed $160 million under the Credit Agreement to fund the redemption of $150 million of its 9-1/8% Debentures at a total redemption price of $156.4 million, plus accrued interest.

    In the fourth quarter of 1997, Transco also plans to access capital markets to fund its expansion projects and other general corporate requirements. Transco believes any additional financing can be obtained on reasonable terms.

CAPITAL EXPENDITURES

    As shown in the table below, Transco's capital expenditures for the nine months ended September 30, 1997 were $168.9 million, compared to $166.2 million for the nine months ended September 30, 1996.



                                                              Nine Months
                                                           Ended September 30,
                                                        -----------------------
Capital Expenditures                                       1997         1996
--------------------                                       ----         ----
                                                              (In Millions)

Market-Area Projects                                       $ 64.1      $ 26.2
Supply-Area Projects                                         19.4           -
Maintenance of Existing Facilities and Other Projects        85.4       140.0
                                                           ------      ------
Total Capital Expenditures                                 $168.9      $166.2
                                                           ======      ======



     Transco's capital expenditure budget for 1997 and future capital projects are discussed in its 1996 Annual Report on Form 10-K and 1997 First and Second Quarter Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

     INDEPENDENCE PIPELINE PROJECT In March 1997, Independence Pipeline Company (Independence) filed for FERC approval to construct and operate a pipeline consisting of approximately 370 miles of 36-inch diameter pipe with an anticipated annual gas transportation capacity of 838.5 million cubic feet per day (MMcf/d). The pipeline will extend from ANR Pipeline Company's (ANR) existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. During September 1997, Independence filed with the FERC executed precedent agreements for 530 MMcf/d of annual firm transportation service for a term of ten (10) years. On September 23, 1997, the existing partners in Independence (subsidiaries of Transco and ANR) executed a Partnership Interest Purchase and Sale Agreement pursuant to which a wholly-owned subsidiary of National Fuel Gas Company would own 25% of Independence upon the receipt of necessary regulatory approvals and the satisfaction of other closing conditions, with an option to become an equal partner. Negotiations are ongoing with additional potential partners. The Independence project is expected to be in service for the 1999- 2000 winter heating season.

     1998 CHEROKEE EXPANSION PROJECT On September 30, 1997, the FERC made a preliminary determination that the 1998 Cherokee Expansion Project is required by the public convenience and necessity pending the outcome of the FERC's environmental review of the proposal. The project is expected to provide approximately 87 MMcf/d of additional firm transportation capacity in Alabama and Georgia by the 1998-1999 winter heating season at a cost of approximately $66 million.

     PIEDMONT/MAIDEN LATERAL EXPANSION PROJECT On August 12, 1997, the FERC issued a certificate authorizing Transco to expand its existing Maiden Lateral to Piedmont Natural Gas Company, Inc. in Lincoln and Catawba Counties, North Carolina. The project facilities include 17.77 miles of 16-inch pipeline loop and an expansion of Transco's existing Lowesville Meter Station. The project is expected to be placed into service for the 1997-1998 winter heating season.

     MOBILE BAY LATERAL EXPANSION PROJECT On October 29, 1997, the FERC made a preliminary determination that the Mobile Bay Lateral Expansion Project is required by the public convenience and necessity pending the outcome of the FERC's environmental review of the proposal. The project is expected to provide new capacity of 350 MMcf/d from the outer continental shelf to Transco's Station 82 and increase capacity on the existing onshore lateral from 520 MMcf/d to 784 MMcf/d. The project is targeted to be in service in two phases during 1998 at a cost of approximately $120 million.

     CARDINAL PIPELINE SYSTEM PROJECT On November 6, 1997, the North Carolina Utilities Commission issued an order authorizing Cardinal Extension Company to construct, own and operate approximately 67 miles of 24-inch diameter pipeline from the terminus of the existing Cardinal pipeline to new interconnections near Clayton County, North Carolina, and approving rates contained in the Stipulation filed by Cardinal Extension. This project will provide an additional 140 MMcf/d of new firm transportation capacity to North Carolina markets and has a target in-service date of November 1, 1999.


     POCONO EXPANSION PROJECT On November 1, 1997, this project, which expands firm transportation service on Transco's Leidy Line by approximately 35 MMcf/d, was placed into service.

     SUNBELT EXPANSION PROJECT On November 1, 1997, this project was also placed into service. Sunbelt provides approximately 146 MMcf/d of additional firm transportation service to markets in Georgia, South Carolina and North Carolina.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

     Transco's capital requirements and contingencies are discussed in its 1996 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements and in Transco's 1997 First and Second Quarter Reports on Form 10-Q, there have been no new developments from those described in Transco's 1996 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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




                                      TRANSCONTINENTAL GAS PIPE LINE
                                      CORPORATION (Registrant)




Dated:  November 14, 1997             By /s/ James C. Bourne
                                      ----------------------------------
                                      James C. Bourne
                                      Controller
                                      (Principal Accounting Officer)