Form 10-K
period 1997-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1998-03-30
CIK 99250

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

YES   X       NO
    ----         ----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


         THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AT JANUARY 31, 1998 WAS 100.

         THE REGISTRANT  MEETS THE  CONDITIONS SET FORTH IN GENERAL  INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

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

         The number of full time employees of Transco at December 31, 1997 was 1,512.

         Transco is an indirect wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, Transco was an indirect wholly-owned subsidiary of Transco Energy Company (TEC).

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

         At December 31, 1997, Transco's system had a mainline delivery capacity of approximately 3.8 Bcf<F1> of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.7 Bcf

       <F1>As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units and the term "TBtu" means trillion British Thermal Units.

of gas per day. The system is composed of approximately 10,500 miles of mainline and branch transmission pipelines, 43 compressor stations, six storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.3 million horsepower.

         Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields and an additional liquefied natural gas (LNG) storage facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility is approximately 216 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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

Also, in May 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing Gulf Coast Company (WGP), an affiliate of Transco. The net book value recorded by Transco at December 31, 1997 of the facilities, including the purchase price allocation to Transco, was approximately $529 million. Estimated operating income recorded by Transco for the year ended December 31, 1997 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, WGP filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. In September 1996, the FERC issued an order dismissing Transco's application and WGP's petition for declaratory order. In October 1996, Transco and WGP filed a joint request for rehearing of the FERC's September order. In August 1997, Transco and WGP filed a motion for expedited rehearing. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998, Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to WGP, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1997, of the Tilden/McMullen facilities was $25 million, the entirety of which is included in the $529 million net book value for the facilities described in the February 1996 application.

                              MARKETS AND TRANSPORTATION

         Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

         Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1997, Public Service Electric and Gas Company, accounted for approximately 10 percent of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

     Transco's total system deliveries for the years 1997, 1996 and 1995 are shown below.


Transco System Deliveries (TBtu)                         1997          1996        1995
--------------------------------                      ----------    ----------  ----------
Market-area deliveries:
     Long-haul transportation......................        940.2         948.9       858.4
     Market-area transportation....................        438.9         428.1       467.3
                                                      ----------    ----------  ----------
     Total market-area deliveries..................      1,379.1       1,377.0     1,325.7
Production-area transportation.....................        186.8         210.0       165.9
                                                      ----------    ----------  ----------
Total system deliveries............................      1,565.9       1,587.0     1,491.6
                                                      ==========    ==========  ==========


Average Daily Transportation Volumes (TBtu)........          4.3           4.3         4.1
Average Daily Firm Reserved Capacity (TBtu)........          5.5           5.2         5.2

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

                                   PIPELINE PROJECTS

     SUNBELT EXPANSION PROJECT In November 1997, Transco completed and placed into service the SunBelt Expansion Project. This project added approximately 146 MMcf/d of firm transportation capacity to markets in Georgia, South Carolina and North Carolina. The total cost of the expansion was approximately $85 million, of which $61 million was invested in 1997.

     MOBILE BAY LATERAL EXPANSION PROJECT In January 1998, the FERC approved the Mobile Bay Lateral Expansion Project, an expansion of Transco's existing
123-mile Mobile Bay Lateral. The project is expected to provide new firm transportation capacity of 350 MMcf/d from the outer continental shelf to Transco's Station 82 and increase capacity on the existing onshore lateral from 520 MMcf/d to 784 MMcf/d. The project is targeted to be placed into service in two phases during 1998 at a cost of approximately $120 million, of which approximately $36 million was invested during 1997.

     PINE NEEDLE LNG COMPANY, LLC In February 1997, Pine Needle LNG Company, LLC, which is owned by wholly-owned subsidiaries of Transco and several of its major customers, commenced construction of its liquefied natural gas (LNG) storage project in

Guilford County, North Carolina. The project will have 4 Bcf of storage capacity and 400 MMcf/d of withdrawal capacity, and is expected to be placed into service on or about May 1, 1999. The project is estimated to cost approximately $107 million. Wholly-owned subsidiaries of Transco will operate the facility and have a 35% ownership interest. Transco expects to make equity investments of approximately $19 million in this project.

     CARDINAL PIPELINE SYSTEM PROJECT In November 1997, the North Carolina Utilities Commission issued an order approving the Cardinal Pipeline System Project. Wholly-owned subsidiaries of Transco and three of its North Carolina customers will own Cardinal, which will involve the acquisition of the existing 37-mile Cardinal pipeline in North Carolina and construction of an approximately 67-mile extension of the pipeline to new interconnections near Clayton County, North Carolina. This project will provide 140 MMcf/d of additional firm transportation capacity to North Carolina markets and is expected to be placed into service by the end of 1999. A wholly owned subsidiary of Transco will operate the pipeline and have a 45% ownership interest in the project. Transco expects to make equity investments of approximately $22 million in this project, of which approximately $0.9 million was invested during 1997.

     SEABOARD AND POCONO EXPANSION PROJECTS In April 1997, Transco withdrew its FERC certificate application for the Seaboard Expansion Project and filed an application with the FERC for the Pocono Expansion Project, which was completed and placed into service in November 1997. Pocono added 35 MMcf/d of firm transportation capacity on Transco's Leidy Line in Pennsylvania. The estimated cost of the expansion is approximately $9.8 million.

     PIEDMONT/MAIDEN LATERAL EXPANSION PROJECT In August 1997, the FERC issued a certificate authorizing Transco to expand its existing Maiden Lateral to Piedmont Natural Gas Company, Inc. in Lincoln and Catawba Counties, North Carolina. The project facilities include 17.77 miles of 16-inch pipeline loop and an expansion of Transco's existing Lowesville Meter Station. The project was placed into service in November 1997. The estimated cost for the facilities is approximately $13 million.

     1998 CHEROKEE EXPANSION PROJECT In January 1998, the FERC approved the 1998 Cherokee Expansion Project, an incremental expansion of Transco's pipeline system in its southern market area which will provide approximately 84 MMcf/d of new firm transportation capacity on Transco's system by a proposed in-service date of November 1, 1998. The estimated cost for this project is $68 million, of which $9.3 million was invested during 1997.

     CUMBERLAND PIPELINE PROJECT In December 1997, wholly-owned subsidiaries of Transco and AGL Resources Inc. (AGL) formed Cumberland Gas Pipeline Company. Under this project, existing pipeline facilities of Transco and AGL will be expanded northward into Tennessee, establishing a 135-mile pipeline that is expected to provide firm transportation capacity to markets in Georgia and Tennessee by the 2000-2001 winter heating season. The project is expected to be submitted for FERC approval in the third quarter of 1998. Wholly-owned subsidiaries of Transco will operate the pipeline facilities and have a 50% ownership interest. Transco estimates that the total cost of this project will be up to $115 million, and expects to make equity investments of up to $29 million. To complement the Cumberland project, Transco will offer additional pipeline capacity from the terminus of its existing Mobile Bay Lateral in Choctaw County, Alabama, to its interconnect with Cumberland at Transco's Station 125 in Walton County, Georgia, at a cost of up to $120 million.

     MARKETLINK EXPANSION PROJECT In March 1997, Transco announced its MarketLink Expansion Project. MarketLink will expand Transco's Leidy Line and market-area mainline facilities, providing the final transportation link for several pipeline projects designed to transport Canadian and Rocky Mountain gas supplies to eastern markets. The total cost and capacity of the project, which is targeted to be in service for the 1999-2000 winter heating season, will be determined based on market subscriptions. Transco plans to file for FERC approval of the project during the first quarter of 1998.

     INDEPENDENCE PIPELINE PROJECT In March 1997, Independence Pipeline Company (Independence) filed with the FERC an application, which was amended in December 1997, for approval to construct and operate a pipeline consisting of approximately 400 miles of 36-inch diameter pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Independence will provide approximately 916 MMcf/d of firm transportation capacity and is expected to be in service in the 1999-2000 time frame. The estimated cost of the project is $678 million, and Transco's equity contributions will be approximately $68 million based on its expected one-third ownership interest in the project.

     CROSS BAY PIPELINE PROJECT In January 1998, Transco and Duke Energy Corporation announced plans to form a joint venture to develop a new natural gas pipeline project into New York City. The project, called the Cross Bay Pipeline, will combine Duke's previously announced Excelsior(sm) project with the existing Long Beach delivery facilities on Transco's system into a new integrated delivery pipeline. The project will provide up to 700 MMcf/d of natural gas deliveries on a phased-in basis, with the in-service date of the initial phase being targeted for 1999.

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

     Transco's gas sales volumes managed by WESCO and TGMC for the years 1997, 1996 and 1995 are shown below.


Gas Sales Volumes (TBtu)                     1997      1996     1995
------------------------                   -------   -------  -------
Long-term sales...........................   192.9     227.9    219.7
Short-term sales..........................    21.8      37.9     95.5
                                           -------   -------  -------
     Total gas sales......................   214.7     265.8    315.2
                                           =======   =======  =======



                             TRANSACTIONS WITH AFFILIATES

     Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements-
2. Summary of Significant Accounting Policies and 9. Transactions With Major Customers and Affiliates."

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

     INTRASTATE GAS PIPELINE OPERATIONS The Cardinal Pipeline System Project (see Part I, Item 1, Pipeline Projects) is a North Carolina natural gas pipeline project which is subject to the jurisdiction of the North Carolina Utilities Commission.

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

                                      COMPETITION

     Although Transco continues to be regulated by the FERC pursuant to the Natural Gas Act and the NGPA, competition for pipeline services continues to intensify, due primarily to changes in regulation. Although FERC Order 636, implemented in 1993, probably has contributed most to increased competition in pipeline services, other changes in federal and state regulation also promise to increase competition.

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

     FERC Order 636 also changed rate design for pipelines. This change has reduced short term risk of cost recovery by pipelines with fully subscribed capacity but, together with slow growth in gas demand and more efficient use of pipeline capacity and increased availability of substitutes for it, increased the risk of contract non-renewal or capacity turnback. Transco continues to charge rates that are approved by the FERC on a cost of service basis.

     Transco is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling," has been most pronounced in the states of New York, New Jersey, Georgia, and Pennsylvania. New York and New Jersey began establishing LDC unbundling regulations in 1995 and continue to develop regulations regarding LDC unbundling. Georgia enacted an LDC unbundling program in 1997. Pennsylvania is currently considering LDC unbundling and may enact such legislation in 1998. In addition, Maryland and Delaware currently have pilot unbundling programs for industrial, commercial, and residential end-users. Management expects these regulations to encourage greater competition in the natural gas marketplace.

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

                             FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements that are subject to risks and uncertainties. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, Transco hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Transco in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Transco is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Transco or its subsidiaries or which may be brought against Transco or its subsidiaries and conditions of the capital markets utilized by Transco to access capital to finance operations;
(ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return and the resolution of other matters discussed herein; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.

ITEM 2. PROPERTIES.

     See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

     GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (WGP), an affiliate of Transco. The net book value recorded by Transco at December 31, 1997 of the facilities, including the purchase price allocation to Transco, was approximately $529 million. Estimated operating income recorded by Transco for the year ended December 31, 1997 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, WGP filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and WGP's petition for declaratory order. On October 25, 1996, Transco and WGP filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998 Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to WGP, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1997 of the Tilden/McMullen facilities was $25 million, the entirety of which is included in the $529 million net book value for the facilities described in the February 1996 application.

     ROYALTY CLAIMS AND LITIGATION In connection with Transco's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to the indemnification provisions in their respective settlements.
Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Transco.

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. Transco continues to believe that it has meritorious defenses to Texaco's claims which it intends to pursue vigorously on appeal.

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

     In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco is alleged to have purchased gas from the field. Transco has filed an answer denying liability for the claim.

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

ENVIRONMENTAL MATTERS

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1997, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

     Transco has used  lubricating  oils  containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $25 million to $30 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Since  Transco  meets  the  conditions  set  forth in  General  Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Transco is an indirect wholly-owned subsidiary of Williams; therefore, Transco's common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA.

     Since  Transco  meets  the  conditions  set  forth in  General  Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS. (THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

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

                            CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under a bank credit agreement and short-term money market facilities and, if required, by advances from Williams.

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Transco is also a party to two short-term money market facilities, under which it can borrow up to an aggregate of $90 million. In October 1997, Transco borrowed $160 million under the Credit Agreement to fund the redemption of its 9.125% Debentures at a total redemption price of $156.4 million, plus accrued interest. At December 31, 1997, this amount remained outstanding. There were no outstanding borrowings under the money market facilities. Advances due Transco by Williams totaled $281 million.

     In July 1997, Transco entered into a $150 million, five-year term bank agreement with a variable interest rate based on the London Interbank Offered Rate. Proceeds from this borrowing were used for general corporate purposes. In January 1998, Transco issued $200 million of 6.125% Notes and $100 million of 6.25% Notes. Proceeds from the Notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for 1997 included $92 million for market-area projects, primarily for the SunBelt Expansion Project, $48 million for supply-area projects, primarily for the Mobile Bay Lateral Expansion Project, and $103 million for maintenance of existing facilities and other projects. Transco has budgeted approximately $462 million for 1998 capital expenditures related to expansion projects in the market and supply areas and the maintenance of existing facilities.


                                    Budget            Actual
                                   --------  ----------------------------
Capital Expenditures                 1998      1997      1996      1995
--------------------               --------  --------  --------  --------
                                               (In millions)
Market-Area Projects........       $  103.0  $   91.8  $   44.5  $   67.4
Supply-Area Projects........          267.6      47.7       0.3       7.7
Maintenance of Existing Facilities
   and Other Projects.......           91.1     103.3     233.1     169.6
                                   --------  --------  --------  --------

     Total Capital Expenditures    $  461.7  $  242.8  $  277.9  $  244.7
                                   ========  ========  ========  ========



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

     RATE AND REGULATORY REFUNDS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco has filed general rate cases (Docket Nos. RP95-197 and RP97-71) under which all issues have not been resolved. Transco has provided reserves which it believes are adequate for any refunds that may be required under Docket Nos. RP95-197 and RP97-71.

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

     YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems and facility items. The assessment phase of this project as it relates to traditional information technology areas should be substantially complete by the beginning of the second quarter of 1998. Completion of the assessment phase for non-traditional information technology areas is expected in mid-1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance, and where necessary, Transco will be working with those companies to mitigate any material adverse effect to Transco.

     Transco expects to utilize both internal and external resources to complete this process. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. While the total cost of this project is still being evaluated, Transco estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will be approximately $4 million to $6 million. Transco will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

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

                                 RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME Transco's common stock equity in net income for 1997 was $111.4 million, compared with common stock equity in net income of $95.5 million for 1996. The 1997 results include an after-tax extraordinary gain on reacquired debt of $2.9 million. Excluding this gain, Transco's common stock equity in net income for 1997 would have been $108.5 million. Operating income for 1997 was $232.0 million compared to operating income of $208.6 million for 1996.

     Excluding the extraordinary gain on reacquired debt, the higher common stock equity in net income of $13 million and higher operating income of $23.4 million for 1997 were primarily due to lower operation and maintenance expenses, benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996, new rates in the general rate case in Docket No. RP97-71 effective May 1, 1997 to recover costs associated with increased capital expenditures, new services begun in the fourth quarter of 1997, and a $5.4 million credit to cost of natural gas transportation as a result of a settlement related to a FERC Order 94-A rate proceeding. The positive operating income variance was partially offset at the net income level by higher net interest expense of $4.5 million primarily due to interest expense associated with funding of capital projects, partially offset by a greater allowance for funds used during construction of $1 million.

     OPERATING COSTS AND EXPENSES Excluding the cost of sales and transportation of $706 million and $884 million for 1997 and 1996, respectively, Transco's operating expenses were $4 million higher in 1997 than in 1996. The increase was primarily due to higher depreciation, largely offset by lower operation and maintenance expense. The higher depreciation expense of $16 million was primarily due to the effects of a downward adjustment to depreciation expense in 1996 to reflect the cost of service settlement in the general rate case in Docket No. RP95-197 and higher depreciation expense in 1997 associated with recent capital expenditures included in the general rate case in Docket No. RP97-71. However, the effects on operating income of the depreciation adjustment in 1996 and the higher depreciation expense associated with capital expenditures were substantially offset by a corresponding variance in revenues. The lower operation and maintenance expense of $13 million was primarily attributable to a $7 million decrease in miscellaneous contractual services, a $3 million decrease in lube oil and odorants expense, a $3 million decrease in professional services, and a $2 million decrease in other supplies and expenditures, partly offset by a $1 million increase in charges from others for the operation of certain Transco facilities.

     TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, decreased $16 million to $631 million for 1997, when compared to 1996. The lower transportation revenues were primarily due to the effects of having passed through to ratepayers a lower level of reimbursable costs that are recovered in Transco's rates, partly offset by the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996, new services begun in the fourth quarter of 1997, new rates in the general rate case in Docket No. RP97-71 effective May 1, 1997 to recover costs associated with increased capital expenditures, and the effects of a downward adjustment in 1996 to reflect the cost of service settlement in the general rate case in Docket No. RP95-197. The adjustment resulted in lower revenues and lower depreciation and had no impact on operating income.

     Transco's market-area deliveries for 1997 were comparable to 1996. Transco's production-area deliveries for 1997 decreased 23.2 TBtu, or 11%, when compared to 1996. The decreased deliveries were primarily due to milder weather conditions in the first quarter of 1997 as compared to the same period in 1996.

     As a result of a straight fixed-variable (SFV) rate design, increases or decreases in firm transportation volumes have no significant impact on operating income; however, because interruptible transportation rates have components of fixed and variable cost recovery, increases or decreases in interruptible transportation volumes do have an impact on operating income.

     SALES SERVICES Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

     After FERC approval in January 1993, Transco realigned its gas marketing business under the management of Transco Gas Marketing Company (TGMC), which, through an agency agreement, began to manage all jurisdictional merchant gas sales of Transco. In

May 1995, Williams Energy Services Company (WESCO) became the successor to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operation.

     Transco's operating revenues related to its sales services, including cash out sales in settlement of gas imbalances, decreased $136 million to $671 million for 1997, when compared to 1996. The decrease was primarily due to a significantly lower volume of gas sales in Transco's jurisdictional merchant sales services. However, this decrease in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.

       STORAGE SERVICES Transco's operating revenues related to storage services of $141.1 million for 1997 were comparable to storage revenues of $140.7 million for 1996.

1996 COMPARED TO 1995

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

       OPERATING COSTS AND EXPENSES Excluding the pre-tax effects of the 1995 charge for executive severance and termination benefits and the cost of sales and transportation of $884 million and $744 million for 1996 and 1995, respectively, Transco's operating expenses were $31 million lower in 1996 than in 1995. The decrease was due primarily to lower depreciation, operation and maintenance and administrative and general expenses. The lower depreciation expense of $26 million was primarily due to a reduction in depreciation rates as a result of the cost of service settlement in the general rate case in Docket No. RP95-197, partly offset by an increase of $5 million in the amortization of amounts allocated to Transco's property, plant and equipment from the Williams purchase price. The effects of the lower depreciation rates were substantially offset by a corresponding decrease in revenues collected in the general rate case in Docket No. RP95- 197. Current FERC policy does not permit Transco to recover through rates the amortization of amounts attributable to the Williams purchase price allocation. The lower operation and maintenance expense of $5 million was primarily attributable to lower underground storage costs ($10 million), labor costs ($3 million), rental costs ($2 million) and contract services ($1 million), partly offset by higher charges from others ($11 million) for the operation of certain Transco facilities. The lower administrative and general expense of $1 million was primarily due to lower information services and processing costs ($8 million), partly offset by higher allocated corporate overhead costs from Williams ($3 million), higher labor ($2 million), and higher gas research costs ($2 million). Taxes - other than income taxes increased $1 million primarily due to higher state franchise taxes.

       TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, decreased $56 million to $647 million for 1996, when compared to 1995. The lower transportation revenues were primarily due to the effects of having passed through to ratepayers a lower level of reimbursable costs, and depreciation costs that are recovered in Transco's rates, partly offset by the benefits of the two phases of the Southeast Expansion Projects placed in service in late 1995 and late 1996 and greater long-haul transportation deliveries. Other revenues increased $5 million due primarily to additional transportation of liquids and liquefiable hydrocarbons.

       SALES SERVICES Transco's operating revenues related to its sales services increased $187 million to $807 million for 1996, when compared to 1995. The increase was primarily due to higher gas prices in Transco's jurisdictional merchant sales services, partly offset by 16% lower volumes of gas sales. However, this increase in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the increase in revenues was offset by a corresponding increase in the cost of sales.

       STORAGE SERVICES Transco's operating revenues related to storage services decreased $14 million to $141 million in 1996, when compared to 1995. The decrease in revenues was primarily due to lower gas storage costs charged to Transco by others that are recovered in Transco's rates. This decrease in revenues was substantially offset by a corresponding decrease in underground storage costs included in operation and maintenance expenses. In addition, Transco's storage rates included in the general rate case in Docket No. RP95-197 were lower than those included in the prior rate case.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
Report of Independent Auditors....................................        23
Consolidated Balance Sheet........................................       24-25
Consolidated Statement of Income..................................        26
Consolidated Statement of Common Stockholder's Equity.............        27
Consolidated Statement of Cash Flows..............................       28-29
Notes to Consolidated Financial Statements........................       30-57

                            REPORT OF INDEPENDENT AUDITORS


Transcontinental Gas Pipe Line Corporation
The Board of Directors

     We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years ended December 31, 1997 and 1996 and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.


                                             ERNST & YOUNG LLP


Tulsa, Oklahoma
February 13, 1998

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONSOLIDATED BALANCE SHEET
                                 THOUSANDS OF DOLLARS




                                                                 December 31,      December 31,
                                                                     1997              1996
                                                                -------------     -------------
         ASSETS
Current Assets:
   Cash................................................         $     1,321       $     1,774
   Receivables:
     Trade (Notes 4 and 8 )............................              23,315            48,711
     Affiliates........................................                 868             1,761
     Advances to affiliates............................             281,454           148,496
     Federal income tax benefits receivable from affiliate               -              3,076
     State income tax benefits.........................               2,560                -
     Other.............................................               1,618             2,300
   Transportation and exchange gas receivables:
     Affiliates........................................              23,567            22,111
     Others............................................              66,825            72,900
   Inventories:
     Gas in storage, at LIFO...........................              38,160            36,920
     Materials and supplies, at lower of average cost or market      29,455            30,623
     Gas available for customer nomination.............              16,625             1,918
   Deferred income tax asset (Note 7)..................              90,672            76,192
   Other...............................................              17,570            19,807
                                                                -----------       -----------
     Total current assets..............................             594,010           466,589
                                                                -----------       -----------

Investments, at cost plus equity in undistributed earnings            7,072             5,865
                                                                -----------       -----------

Property, Plant and Equipment:
   Natural gas transmission plant......................           3,977,620         3,738,550
   Less - Accumulated depreciation and amortization....             477,667           318,234
                                                                -----------       -----------
     Total property, plant and equipment, net..........           3,499,953         3,420,316
                                                                -----------       -----------

Other Assets...........................................             166,628           166,757
                                                                -----------       -----------

                                                                $ 4,267,663       $ 4,059,527
                                                                ===========       ===========



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                               CONSOLIDATED BALANCE SHEET
                                 THOUSANDS OF DOLLARS


                                                                           December 31,      December 31,
                                                                               1997              1996
                                                                          -------------     -------------
      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt (Note 4)..............            $         -       $    99,000
   Payables:
      Trade...................................................                  60,941           65,019
      Affiliates..............................................                  44,749           70,283
      Other...................................................                  29,545           19,007
   Transportation and exchange gas payable:
      Affiliates..............................................                     374              190
      Others..................................................                  18,033           27,050
   Accrued liabilities:
      Federal income taxes payable to affiliate...............                  27,686               -
      State income taxes......................................                      -               715
      Other taxes.............................................                  20,667           17,131
      Interest................................................                  13,087           20,377
      Employee benefits ......................................                  46,644           41,655
      Other...................................................                  22,510           24,411
   Reserve for rate refunds...................................                 204,554          172,823
                                                                          ------------      -----------
      Total current liabilities...............................                 488,790          557,661
                                                                          ------------      -----------

Long-Term Debt, less current maturities (Note 4)..............                 837,832          681,076
                                                                          ------------      -----------

Other Long-Term Liabilities:
   Deferred income taxes (Note 7).............................                 843,108          833,928
   Other......................................................                 171,586          167,648
                                                                          ------------      -----------
      Total other long-term liabilities.......................               1,014,694        1,001,576
                                                                          ------------      -----------

Commitments and contingencies (Note 3)........................

Cumulative Redeemable Preferred Stock, without par value: (Note 5)
   Authorized 10,000,000 shares: none issued or outstanding...                      -                -
                                                                          ------------      -----------
Cumulative Redeemable Second Preferred Stock, without par value: (Note 5)
   Authorized 2,000,000 shares: none issued or outstanding....                      -                -
                                                                          ------------      -----------

Common Stockholder's Equity:
   Common Stock $1.00 par value:
      100 shares authorized, issued and outstanding...........                      -                -
   Premium on capital stock and other paid-in capital.........               1,652,430        1,652,430
   Retained earnings..........................................                 273,917          166,784
                                                                          ------------      -----------
      Total common stockholder's equity.......................               1,926,347        1,819,214
                                                                          ------------      -----------
                                                                          $  4,267,663      $ 4,059,527
                                                                          ============      ===========


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

                                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                       CONSOLIDATED STATEMENT OF INCOME
                                            THOUSANDS OF DOLLARS



                                                                      Post-Acquisition                             Pre-Acquisition
                                                -------------------------------------------------------------- | -------------------
                                                For the Year Ended   For the Year Ended     For the Period     |   For the Period
                                                   December 31,         December 31,       January 18, 1995    |   January 1, 1995
                                                       1997                 1996          to December 31, 1995 | to January 17, 1995
                                                ------------------   ------------------  --------------------- | -------------------
                                                                                                               |
Operating Revenues:                                                                                            |
   Natural gas sales.......................        $    670,879         $  806,691          $   587,568        |    $    31,701
   Natural gas transportation..............             623,018            640,096              667,601        |         32,775
   Natural gas storage.....................             141,108            140,745              147,398        |          7,452
   Other...................................               8,294              7,297                2,584        |            133
                                                   -------------        -----------         ------------       |    ------------
     Total operating revenues..............           1,443,299          1,594,829            1,405,151        |         72,061
                                                   -------------        -----------         ------------       |    ------------
                                                                                                               |
Operating Costs and Expenses:                                                                                  |
   Cost of natural gas sales...............             670,879            806,690              586,878        |         31,691
   Cost of natural gas transportation......              34,718             77,369              119,455        |          6,279
   Operation and maintenance...............             185,175            197,953              194,441        |          8,722
   Administrative and general..............             124,145            124,094              118,870        |          6,657
   Provision for executive severance benefits                -                  -                    -         |         16,048
   Depreciation and amortization (Note 2)..             157,883            142,301              162,135        |          5,966
   Taxes - other than income taxes.........              36,745             36,471               33,818        |          1,558
   Other...................................               1,787              1,307                1,057        |             53
                                                   -------------        -----------         ------------       |     -----------
     Total operating costs and expenses....           1,211,332          1,386,185            1,216,654        |         76,974
                                                   -------------        -----------         ------------       |     -----------
                                                                                                               |
Operating Income (Loss)....................             231,967            208,644              188,497        |         (4,913)
                                                   -------------        -----------         ------------       |     -----------
                                                                                                               |
Other (Income) and Other Deductions:                                                                           |
   Interest expense - affiliates ..........                   2                 -                   305        |              2
                    - other................              71,637             64,305               56,132        |          2,678
   Interest income  - affiliates...........              (9,213)            (5,895)              (1,821)       |           (207)
                    - other................                 (50)              (569)                (630)       |            (12)
   Allowance for equity and borrowed funds                                                                     |
     used during construction  (AFUDC).....              (7,771)            (6,800)              (6,870)       |           (234)
   Miscellaneous other deductions, net.....               2,240              3,447                  315        |            213
                                                   -------------        -----------         ------------       |     -----------
     Total other (income) and other deductions           56,845             54,488               47,431        |          2,440
                                                   -------------        -----------         ------------       |     -----------
                                                                                                               |
   Income (Loss) before Income Taxes and                                                                       |
        Extraordinary Item.................             175,122            154,156              141,066        |         (7,353)
   Provision for Income Taxes (Note 7).....              66,594             58,613               54,478        |          2,309
                                                  --------------        -----------         ------------       |      ----------
   Income (Loss) before Extraordinary Item.             108,528             95,543               86,588        |         (9,662)
   Extraordinary Item - Net Gain on                                                                            |
       Reacquired Debt (Note 4)............               2,860                 -                    -         |             -
                                                  --------------        -----------         ------------       |      ----------
   Net Income (Loss)                                    111,388             95,543               86,588        |         (9,662)
   Dividends on Preferred Stock............                  -                  -                   722        |            194
                                                  --------------        -----------         ------------       |      ----------
   Common Stock Equity in Net Income (Loss)       $     111,388         $   95,543          $    85,866        |      $  (9,856)
                                                  ==============        ===========         ============       |      ==========


           The  accompanying  notes are an integral  part of these  consolidated financial statements.

                                                     26

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


                              TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                        CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                        THOUSANDS OF DOLLARS




                                                                      Post-Acquisition                            Pre-Acquisition
                                                  ------------------------------------------------------------ | -------------------
                                                  For the Year Ended  For the Year Ended     For the Period    |   For the Period
                                                     December 31,       December 31,        January 18, 1995   |   January 1, 1995
                                                         1997                1996         to December 31, 1995 | to January 17, 1995
                                                  ------------------  ------------------  -------------------- | -------------------
                                                                                                               |
Common Stock:                                                                                                  |
     Balance at beginning and end of period           $        -        $        -          $         -        |      $        -
                                                      ------------      ------------        -------------      |      ------------
                                                                                                               |
Premium on Capital Stock and Other Paid-in Capital:                                                            |
     Balance at beginning of period........             1,652,430         1,652,430              285,792       |          285,792
     Add (deduct):                                                                                             |
       Acquisition adjustment to eliminate retained                                                            |
         earnings..........................                    -                 -               519,179       |               -
       Acquisition adjustment to record assets and                                                             |
         liabilities at fair value.........                    -                 -               837,446       |               -
       Cash capital contribution ..........                    -                 -                 5,539       |               -
       Non-cash capital contribution ......                    -                 -                 5,541       |               -
       Non-cash return of capital .........                    -                 -                  (698)      |               -
       Loss on reacquired preferred stock .                    -                 -                  (369)      |               -
                                                      ------------      ------------         ------------      |      ------------
                                                                                                               |
     Balance at end of period..............             1,652,430         1,652,430            1,652,430       |          285,792
                                                      ------------      ------------         ------------      |      ------------
                                                                                                               |
Retained Earnings:                                                                                             |
     Balance at beginning of period........               166,784            84,401              519,179       |          529,035
     Add (deduct):                                                                                             |
       Net income (loss)...................               111,388            95,543               86,588       |           (9,662)
       Cash dividends on common stock......                (4,255)           (4,814)                  -        |               -
       Non-cash dividends on common stock..                    -             (8,346)              (1,465)      |               -
       Acquisition adjustment to eliminate retained                                                            |
         earnings..........................                    -                 -              (519,179)      |               -
       Dividends on preferred stock........                    -                 -                  (722)      |             (194)
                                                      ------------      ------------         ------------      |      ------------
                                                                                                               |
     Balance at end of period..............               273,917           166,784               84,401       |          519,179
                                                      ------------      ------------         ------------      |      ------------
                                                                                                               |
     Total Common Stockholder's Equity.....           $ 1,926,347       $ 1,819,214          $ 1,736,831       |      $   804,971
                                                      ============      ============         ============      |      ============






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

                                TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                           THOUSANDS OF DOLLARS

                                                                      Post-Acquisition                            Pre-Acquisition
                                                  -----------------------------------------------------------  | ------------------
                                                  For the Year Ended  For the Year Ended     For the Period    |    For the Period
                                                     December 31,        December 31,       January 18, 1995   |   January 1, 1995
                                                         1997                1996         to December 31, 1995 | to January 17, 1995
                                                  ------------------  ------------------  -------------------- | -------------------
                                                                                                               |
Cash flows from operating activities:                                                                          |
   Net income (loss)........................          $   111,388       $    95,543         $    86,588        |      $    (9,662)
   Adjustments to reconcile net income (loss) to net                                                           |
   cash provided by (used in) operating activities:                                                            |
      Extraordinary Item - Net Gain on Reacquired Debt     (2,860)               -                   -         |               -
      Depreciation and amortization (Note 2)              164,224           149,359             165,666        |            6,083
      Deferred income taxes (Note 7)........               (7,029)          (44,219)            (18,168)       |            5,348
      Provision for (payment of) executive severance                                                           |
        benefits............................                   -               (424)            (14,849)       |           16,048
      Allowance for equity funds used during                                                                   |
        construction  (Equity AFUDC)........               (5,377)           (4,670)             (5,769)       |             (190)
      Changes in operating assets and liabilities:                                                             |
        Receivables.........................               27,487            (3,519)             17,120        |           (7,114)
        Transportation and exchange gas receivable          4,619            46,608             (24,166)       |           (5,701)
        Inventories.........................              (14,779)          (12,357)               (752)       |           (2,647)
        Payables............................              (18,481)          (67,253)             50,468        |           (8,059)
        Transportation and exchange gas payable            (8,833)          (50,060)             22,461        |            4,934
        Accrued liabilities.................               28,047           (40,122)             49,748        |           (4,755)
        Reserve for rate refunds............               31,731           117,188             (10,749)       |          (26,846)
        Other, net..........................                5,657            15,298             (14,544)       |              153
                                                      ------------      ------------        ------------       |      ------------
           Net cash provided by (used in) operating                                                            |
           activities.......................              315,794           201,372             303,054        |          (32,408)
                                                      ------------      ------------        ------------       |      ------------
                                                                                                               |
Cash flows from financing activities: (Notes 4 and 5)                                                          |
   Capital contribution by parent...........                   -                 -                5,539        |               -
   Additions to long-term debt..............              310,000           549,660              50,000        |               -
   Retirement of long-term debt.............             (249,000)         (425,000)            (50,000)       |               -
   Debt issue costs ........................                 (253)           (3,378)                 -         |               -
   Retirement of preferred stock............                   -                 -              (49,744)       |               -
   Advances from affiliates, net ...........                   -                 -               (8,195)       |            8,195
   Dividends on preferred stock ............                   -                 -               (1,647)       |               -
   Dividends on common stock................               (4,255)           (4,814)                 -         |               -
                                                      ------------      ------------        ------------       |      ------------
        Net cash provided by (used in) financing                                                               |
        activities..........................               56,492           116,468             (54,047)       |            8,195
                                                      ------------      ------------        ------------       |      ------------

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

                                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                             THOUSANDS OF DOLLARS


                                                                      Post-Acquisition                             Pre-Acquisition
                                                  ------------------------------------------------------------ | ------------------
                                                  For the Year Ended  For the Year Ended    For the Period     |   For the Period
                                                     December 31,         December 31,      January 18, 1995   |   January 1, 1995
                                                         1997                 1996        to December 31, 1995 | to January 17, 1995
                                                  ------------------  ------------------  -------------------- | -------------------
                                                                                                               |
                                                                                                               |
Cash flows from investing activities:                                                                          |
 Property, plant and equipment:                                                                                |
    Additions, net of equity AFUDC........               (242,202)         (286,084)           (240,102)       |           (3,797)
    Changes in accounts payable and accrued                                                                    |
    liabilities...........................                   (594)            8,217                 329        |           (1,099)
 Sale of assets...........................                     -              2,561               8,154        |               -
 Advances to affiliates, net .............               (132,958)          (43,997)            (52,124)       |           63,599
 Other, net...............................                  3,015               680               1,199        |              (24)
                                                      ------------      ------------        ------------       |      ------------
        Net cash provided by (used in) investing                                                               |
        activities..........................             (372,739)         (318,623)           (282,544)       |           58,679
                                                      ------------      ------------        ------------       |      ------------
                                                                                                               |
Net increase (decrease) in cash .........                    (453)             (783)            (33,537)       |           34,466
Cash at beginning of period..............                   1,774             2,557              36,094        |            1,628
                                                      ------------      ------------        ------------       |      ------------
Cash at end of period....................             $     1,321       $     1,774         $     2,557        |      $    36,094
                                                      ============      ============        ============       |      ============
                                                                                                               |
                                                                                                               |
Supplemental disclosures of cash flow information:                                                             |
   Cash paid during the year for:                                                                              |
   Interest (exclusive of amount capitalized)         $    69,657       $    51,483         $     52,450       |      $     5,552
   Income taxes paid...................                    57,958           175,001               28,576       |           19,427
   Income tax refunds received.........                   (11,821)           (1,057)             (22,454)      |               -



           The  accompanying  notes are an integral  part of these  consolidated financial statements.

                      TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Corporate Structure and Control.....................................    30
  2. Summary of Significant Accounting Policies..........................    31
  3. Contingent Liabilities and Commitments..............................    34
  4. Debt, Financing Arrangements and Leases.............................    45
  5. Preferred Stock.....................................................    47
  6. Employee Benefit Plans..............................................    48
  7. Income Taxes........................................................    52
  8. Financial Instruments...............................................    54
  9. Transactions with Major Customers and Affiliates....................    55
 10. Quarterly Information (Unaudited)...................................    56

                          1.  CORPORATE STRUCTURE AND CONTROL

    Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc. (WINGS). WINGS is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, Transco was a wholly-owned subsidiary of Transco Gas Company
(TGC).  TGC is a wholly-owned subsidiary of Transco Energy Company (TEC).

     On December 12, 1994, TEC and Williams announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash tender offer was then followed by a stock merger (Merger) in which shares of TEC common stock not purchased in the tender offer were exchanged for Williams' common stock valued at $334 million.

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

     Effective May 1, 1995, Transco began participation in Williams' cash management program. On that date, the balance of the advances due to TEC were transferred by TEC to Williams. Subsequent to May 1, 1995, Transco repaid advances due Williams and made advances to Williams. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus a fixed rate of 0.325%.

     After FERC approval in January 1993, Transco realigned its gas marketing business under the management of Transco Gas Marketing Company (TGMC), which, through an agency agreement, began to manage all jurisdictional merchant gas sales of Transco. In May 1995, Williams Energy Services Company (WESCO) became the successor to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operation.

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

     Depreciation rates used for major regulated gas plant facilities at year-end 1997, 1996, and 1995 were:


Category  of  Property                     1997           1996        1995
----------------------                 -----------   -----------   -----------

Gathering facilities.................. 2.60%-3.80%   2.60%-3.80%         6.22%
Storage facilities....................       2.50%         2.50%         2.50%
Onshore transmission facilities.......       2.35%         2.35%         2.65%
Offshore transmission facilities......       2.25%         2.25%   3.75%-7.78%

     Depreciation of general plant is provided on a group basis at straight-line rates.

     Under the terms of a settlement in Transco's general rate case in Docket No. RP95- 197, which was effective September 1, 1995, Transco agreed to reduce depreciation rates for certain categories of property. The reduction in depreciation rates had no effect on operating or net income due to an offsetting reduction in operating revenues, but did result in lower cash flows from operations. The reduction in rates was recorded in 1996, retroactive to September 1, 1995.

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

     ALLOWANCES FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1997 and 1996, Transco had no allowance for doubtful accounts.

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $2.4 million, $2.1 million and $1.1 million for 1997, 1996 and 1995, respectively. The allowance for equity funds was $5.4 million, $4.7 million and $6.0 million for 1997, 1996 and 1995, respectively.

     GAS IN STORAGE Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage.

     GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's rate structure includes a method whereby most imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas in the future upon agreements of allocation and as permitted by operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1997 and 1996.

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

     NEW ACCOUNTING STANDARDS In June 1997, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards, effective for fiscal years beginning after December 15, 1997, are disclosure oriented standards. Therefore, neither standard will affect Transco's reported consolidated results of operations, financial position or cash flows.

     RECLASSIFICATIONS Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

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

     The filing also included (1) a pro-forma proposal to roll-in the costs of Transco's Leidy Line and Southern expansion incremental projects and (2) a pro-forma proposal to make interruptible transportation (IT) backhaul rates equal to the IT forward haul rates. The pro-forma proposals would be made effective prospectively only after final FERC approval.

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

     On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. The issues not resolved by the settlement will be litigated by the parties.

     GENERAL RATE CASE (DOCKET NO. RP95-197) On March 1, 1995, Transco filed with the FERC a general rate case that proposed changes in the rates for Transco's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates, if accepted as proposed, would have generated additional annual jurisdictional revenues of approximately $132 million over the pre-filed rates in effect, based, among other things, on an increase in Transco's cost of capital resulting from an increase in the equity component of the capital structure used (the filing was based on Transco's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45% to the proposed rate of return on equity of 15.25%. Transco also proposed certain changes to the terms and conditions of its tariff, including the elimination of the IT crediting mechanism.

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

     At a prehearing conference, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by Transco's filing. Phase I of the hearing was limited to the issues of the rate of return and capital structure. Phase II of the hearing was to address the remaining rate issues.

     The hearing before the ALJ in Phase I concluded in December 1995. On December 18, 1996, the ALJ issued his initial decision in Phase I, which, as to capital structure, found that Williams controlled Transco's financing and imputed Williams' capital structure to Transco, resulting in a capital structure consisting of 47.72% long term debt, 4.07% preferred equity, and 48.21% common equity, and found that Transco should use Williams' cost of long term debt (8.89%) and its cost of preferred equity (8.80%) as of June 30, 1995. As to rate of return, the ALJ recommended a rate of return on equity of 11.50%.

     On August 1, 1997, the FERC issued an order modifying the initial decision issued on December 18, 1996 by the ALJ in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC reversed the ALJ's use of the Williams capital structure, and applied a new modified capital structure policy to find that Transco's own capital structure, consisting of 57.58% equity, should be used for developing the rate of return in this proceeding. As to rate of return on equity, the FERC affirmed the overall methodology used by the ALJ in his initial decision, but reversed the ALJ's decision in order to revise the manner in which the long-range growth component of that methodology is determined to be consistent with the FERC's recent decisions on that issue. The order required that Transco make a compliance filing consistent with the revised methodology, stating that refunds will be determined once the FERC rules on that compliance filing. Transco has sought rehearing of the FERC's order asserting, among other things, that the FERC's methodology for calculating rates of return is flawed. Other parties in the case have also sought rehearing of the FERC's order claiming, among other things, that FERC should not have reversed the ALJ with respect to the issue of the appropriate capital structure for ratemaking purposes.

     On June 19, 1996, Transco filed with the FERC a Stipulation and Agreement which resolved cost of service (subject to the outcome of capital structure and rate of return in the Phase I proceeding), throughput level and mix, and certain cost allocation and rate design issues. The agreement also reserved certain other issues for hearing in Phase II, including the issue of rolled-in pricing for incremental Leidy Line services. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and the FERC's staff either supported the settlement or did not oppose it. Transco began billing the settlement rates to non-contesting parties effective August 1, 1996.

     On October 9, 1996, Transco filed with the FERC a Stipulation and Agreement which, subject to the outcome of the litigation of the reserved issues in Phase I and Phase II in this proceeding, settled the issues of cost of service and throughput with the one party that opposed the resolution of those issues in the June 19, 1996 settlement.

     On  November  1,  1996,  the FERC  issued  an order  approving  the June 19 agreement, and on December 23, 1996, FERC approved the October 9, 1996 agreement. On February 3, 1997, the FERC denied rehearing of its November 1, 1996 order. As a result, Transco made refunds on May 30, 1997 of approximately $79.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve.

     The hearing concerning the Phase II issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. The issues addressed in both hearings are pending before the ALJ.

     On October 4, 1995, the FERC issued an order on the tariff issues addressed at a technical conference held pursuant to the FERC's March 31 order. The FERC required that Transco make certain tariff changes consistent with the October 4 order (most of which were agreed to by Transco at the technical conference). Among other things, the October 4 order directed that Transco modify its tariff concerning shipper access to secondary receipt points. On May 29, 1996, the FERC accepted Transco's filing effective June 1, 1996 to implement secondary receipt point access, but also required Transco to show cause why firm backhauls should not be required on Transco's system. Following a technical conference on the issue in Docket No. RP96-211, the FERC required Transco to offer a firm backhaul service which Transco implemented, subject to further FERC action, on January 1, 1997.

     RATE OF RETURN CALCULATION As discussed above, on August 1, 1997, the FERC issued an order addressing, among other things, the authorized rate of return for Transco's 1995 rate case (Docket No. RP95-197). In the order, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. As indicated above, Transco has sought rehearing of the FERC order in an effort to have the FERC change its rate of return methodology with respect to both pending and future rate cases. On January 30, 1998, the FERC convened a public conference to explore, among other things, possible modifications to the FERC's rate of return methodology.

     GENERAL RATE CASE (DOCKET NO. RP92-137) On March 2, 1992, Transco filed with the FERC a general rate case that proposed an increase in transportation rates, and also included a change to straight-fixed-variable (SFV) rate design. On September 1, 1992, the increased rates went into effect, subject to refund.

     On May 3, 1993, Transco filed with the FERC a Stipulation and Agreement with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the settlement, and the settlement became effective on April 1, 1994. The settlement resolved all issues in Docket No. RP92-137 except (i) issues relating to Transco's rate of return (see discussion below), and (ii) the issue of the appropriate load factor for the design of Transco's interruptible rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only. In addition, in the settlement, Transco agreed to file a new general section 4 rate case to be effective no later than September 1, 1995 (see discussion above of Docket No. RP95-197). During 1995, Transco made refunds of approximately $62.2 million, including interest, under Docket No. RP92-137 for which Transco had previously provided a reserve.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined Transco's appropriate rate of return on equity to be 14.45%. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC for further consideration the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for Transco, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop Transco's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. On April 10, 1996, the FERC issued its order on remand and adopted Transco's capital structure as the appropriate capital structure for ratemaking purposes, reversing its previous orders adopting a hypothetical capital structure. The FERC made no adjustment to Transco's rate of return on equity, adopting a 14.45% rate of return on equity. On September 17, 1996, Transco made refunds required under the FERC order of approximately $3.2 million, for which Transco had previously provided a reserve. On November 5, 1997, the D.C. Circuit Court denied a petition for review of the FERC's orders.

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

     Several parties, including Transco, have filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues.

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

     Transco and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. Among the issues raised by the parties is the issue of whether the separately stated gathering rates charged by Transco should be subject to refund. On February 13, 1995, the D.C. Circuit Court issued an order holding all appeals of restructuring orders arising out of Order 636 in abeyance until the court rendered an opinion in the appeals of Order 636.

     On July 16, 1996, the D.C. Circuit Court issued a decision which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases was lifted.

     On February 27, 1997, the FERC issued an order in response to the remand of Order 636 by the D.C. Circuit Court in July 1996. In that order, the FERC (i) reaffirmed its decision to allow pipelines to recover 100% of their GSR costs,
(ii) allows the pipelines to propose an appropriate percentage of GSR costs to be recovered from IT customers, (iii) modified its right-of-first refusal policy to require firm capacity holders to match any term bid up to five years to keep their capacity, rather than the 20 year term adopted in Order 636, (iv) reaffirmed that straight fixed variable mitigation must be applied on a customer-by-customer basis, (v) requires prospectively that no-notice service be offered to all customers on a non-discriminatory basis, and (vi) reaffirmed that it will determine on a case-by-case basis the eligibility of a downstream pipeline's customers for the upstream pipeline's one-part, small customer rate.

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

     GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (WGP), an affiliate of Transco. The net book value recorded by Transco at December 31, 1997 of the facilities, including the purchase price allocation to Transco, was approximately $529 million. Estimated operating income recorded by Transco for the year ended December 31, 1997 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, WGP filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and WGP's petition for declaratory order. On October 25, 1996,

Transco and WGP filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998 Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to WGP, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1997 of the Tilden/McMullen facilities was $25 million, the entirety of which is included in the $529 million net book value for the facilities described in the February 1996 application.

 LEGAL PROCEEDINGS

     ROYALTY CLAIMS AND LITIGATION In connection with Transco's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to the indemnification provisions in their respective settlements.
Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Transco.

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. Transco continues to believe that it has meritorious defenses to Texaco's claims which it intends to pursue vigorously on appeal.

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

     In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco is alleged to have purchased gas from the field. Transco has filed an answer denying liability for the claim.

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

ENVIRONMENTAL MATTERS

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1997, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

     Transco has used  lubricating  oils  containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $25 million to $30 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

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

Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that in 1998 the EPA may designate additional new non-attainment areas which might impact Transco's operations. Pursuant to non-attainment area requirements of the 1990 Amendments, Transco is completing scheduled installation of new air pollution controls on existing sources at certain facilities in order to achieve attainment of air quality standards in regions where they are not currently achieved, and anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is completing installation of more cost effective, innovative compressor engine control designs developed by the Company, and it is therefore not possible to precisely determine the control costs pending completion of performance testing and final state approval. The control additions described above, required to comply with current federal Clean Air Act requirements and the 1990 Amendments, are estimated to cost in the range of $20 million to $30 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 1998 which impact Transco's operations, the cost of additions to property, plant and equipment is expected to increase, but Transco is unable at this time to estimate with any certainty the cost of additions that may be required. Transco considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

OTHER COMMITMENTS

     COMMITMENTS FOR CONSTRUCTION Transco has commitments for construction and acquisition of property, plant and equipment of approximately $54 million at December 31, 1997 of which the majority relates to construction materials for projects.

                      4.  DEBT, FINANCING ARRANGEMENTS AND LEASES

     LONG-TERM DEBT At December 31, 1997 and 1996, long-term debt issues were outstanding as follows (in thousands):

                                                        1997            1996
                                                      ---------       ---------
Debentures:
   9-1/8% due 1998-2017.......................        $     -         $150,000
   7.08% due 2026.............................         200,000         200,000
   7.25% due 2026.............................         200,000         200,000
                                                      ---------       ---------
       Total debentures.......................         400,000         550,000
                                                      ---------       ---------

Notes:
   8-1/8% due 1997............................              -           99,000
   8-7/8% due 2002............................         125,000         125,000
   Variable rate due 2002.....................         150,000              -
   Credit Agreement...........................         160,000              -
                                                      ---------       ---------
       Total notes............................         435,000         224,000
                                                      ---------       ---------
Total long-term debt issues...................         835,000         774,000
   Unamortized debt premium...................           2,832           6,076
   Current maturities.........................              -          (99,000)
                                                      ---------       ---------

Total long-term debt, less current maturities.        $837,832        $681,076
                                                      =========       =========



     Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1997 are as follows (in thousands):


2001:
     7.08% Debentures.............................. $    200,000
                                                    ============

2002:
     8-7/8% Note................................... $    125,000
     Variable rate note............................      150,000
     Credit Agreement..............................      160,000
                                                    ------------
        Total...................................... $    435,000
                                                    ============


     There are no sinking fund requirements applicable to long-term debt outstanding for the years 1998 through 2000.

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

     Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of December 31, 1997, Transco had $160 million in outstanding borrowings under this agreement.

     In September 1997, Williams and certain of its subsidiaries, including Transco, initiated a restructuring of its debt portfolio. On October 8, 1997, Transco borrowed $160 million under the Credit Agreement to fund the redemption of its entire $150 million issue of 9-1/8% Debentures originally due February 1, 2017, at a total redemption price of $156.4 million, plus accrued interest. As a result of the revaluation of Transco's debt at the time of its acquisition by Williams in 1995, Transco recorded an extraordinary gain of $4.6 million ($2.9 million, net of tax) from the early redemption of the 9-1/8% Debentures. The $6.4 million premium will be amortized over the remaining original life of the debentures based on FERC accounting requirements.

     On January 16, 1998, Transco issued $200 million of notes that mature on January 15, 2005, and $100 million of notes that mature on January 15, 2008, which pay interest at 6-1/8% and 6-1/4%, respectively, per annum on January 15 and July 15 of each year, beginning July 15, 1998. The Notes are not subject to redemption and have no sinking fund provisions. Proceeds from the Notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

     SHORT-TERM DEBT Transco is a party to two short-term money market facilities, under which it can borrow up to an aggregate of $90 million. Interest rates vary with current market conditions. During 1997 and 1996, Transco had no borrowings under these agreements.

     RESTRICTIVE COVENANTS At December 31, 1997, none of Transco's debt instruments restrict the amount of dividends distributable.

     SALE OF RECEIVABLES Transco is a party to an agreement that expires on January 29, 1999 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At both December 31, 1997 and 1996, interests in $100 million of these receivables were held by the investor.

     LEASE OBLIGATIONS Transco has a 20-year lease agreement with Transco Tower Limited for its headquarters building (Transco Tower) which expires in 2004. Transco has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each. During 1996 and 1995, Transco entered into sublease agreements that also expire in 2004.

     The future minimum lease payments under Transco's various operating leases, including the Transco Tower lease, net of future minimum sublease receipts under Transco's existing sublease agreements, are as follows (in thousands):


                                                  Operating Leases
                                 -----------------------------------------------
                                  Transco Tower     Other Leases       Total
                                 --------------     ------------    ----------

1998.........................    $       22,877     $     3,709     $   26,586
1999.........................            22,795           3,709         26,504
2000.........................            21,307           3,192         24,499
2001.........................            23,590           3,088         26,678
2002.........................            23,546           3,088         26,634
Thereafter...................            29,423           9,994         39,417
                                 --------------     -----------     ----------
  Total net minimum obligations  $      143,538     $    26,780     $  170,318
                                 ==============     ===========     ==========



     The allocation of the purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Transco Tower lease obligation was in excess of fair value. The $53.0 million liability is being amortized over the term of the lease.

     Transco's lease expense was $18.0 million in 1997, $17.0 million in 1996 and $20.1 million in 1995.

                                  5.  PREFERRED STOCK

     Transco has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which none were outstanding at December 31, 1997 or 1996. Transco has authorized 2,000,000 shares of cumulative second preferred stock without par value.

None of the second preferred had been issued at December 31, 1997. Transco redeemed all outstanding shares of its cumulative preferred stock series in March 1995 for $49.7 million, or $100 per share, plus accrued dividends of $0.6 million.

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

     The benefits under the Retirement Plan are determined by a formula based on the employee's years of service and average final compensation. The Retirement Plan provides for the vesting of employees after five years of credited service. Transco's funding policy is to contribute an amount at least equal to the minimum funding requirements actuarially determined by an independent actuary in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

     The following table sets forth the funded status of the Retirement Plan at December 31, 1997 and 1996, and the amount of accrued pension liability for Transco and TEC as of December 31, 1997 and 1996 (in thousands):


                                                                         1997         1996
                                                                       ---------    ---------
Actuarial present value of accumulated benefit obligation, including vested benefits of $166,928 at December 31, 1997 and $139,202
  at December 31, 1996.................................                $176,605     $147,514
                                                                       =========    =========


Actuarial present value of projected benefit obligation                $237,086     $197,787
Plan assets at market value............................                 209,396      179,462
                                                                       ---------    ---------
Projected benefit obligation in excess of plan assets..                  27,690       18,325
Unrecognized net gain (loss)...........................                  (5,672)       7,284
Unrecognized prior service cost........................                   4,401        4,774
                                                                       ---------    ---------
Accrued pension liability..............................                $ 26,419     $ 30,383
                                                                       =========    =========


     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 1997 and 1996 were $6.9 million and $5.4 million, respectively, and are expected to be recovered through future rates over the average remaining service period for active employees.

     The following table sets forth the components of the Retirement Plan's net pension cost for Transco for the years ended December 31, 1997 and 1996 and Transco and TEC for the year ended December 31, 1995 (in thousands):

                                                  1997       1996      1995
                                                ---------  --------  --------

Service cost-benefits earned during the period  $  6,212   $ 5,847   $ 4,716
Interest cost on projected benefit obligation     15,808    14,240    12,111
Actual return on plan assets...............      (27,769)  (32,978)  (37,958)
Net amortization and deferral..............       10,939    16,792    25,666
                                                ---------  --------  --------
Net pension cost...........................     $  5,190   $ 3,901   $ 4,535
                                                =========  ========  ========


     Transco's share of the Retirement Plan's net pension costs for 1995 was $4.2 million.

     The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the Retirement Plan for the years 1997, 1996 and 1995<F2>:

                                                  1997    1996    1995
                                                 ------  ------  ------
Discount rate...................................  7.25%   7.50%   7.25%
Rate of increase in future compensation levels     5.0%    5.0%    5.0%
Expected long-term rate of return on assets         10%     10%     10%

<F2> Pension costs are determined  using the  assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

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

     The following table sets forth the funded status of the plans at December 31, 1997 and 1996, reconciled with the accrued postretirement benefits for Transco at December 31, 1997 and 1996 (in thousands):

                                                      1997           1996
                                                    --------       --------
Accumulated postretirement benefit obligation:
    Retirees..................................      $ 77,673       $ 77,249
    Fully eligible active plan participants...        12,228          6,634
    Other active plan participants............        32,536         20,710
                                                    --------       --------
                                                     122,437        104,593
Plan assets at market value...................        75,871         65,320
                                                    --------       --------
Accumulated postretirement benefit obligation
in excess of plan assets......................        46,566         39,273
Unrecognized net gain.........................        14,975         23,248
Unrecognized prior service cost...............         8,535          9,311
                                                    --------       --------
Accrued postretirement benefits...............      $ 70,076       $ 71,832
                                                    ========       ========


     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 1997 and 1996 were $60.7 million and $64.8 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

     The following table sets forth the components of the plans' net periodic postretirement benefit cost for Transco for the years ended December 31, 1997 and 1996 and Transco and TEC for the year ended December 31, 1995 (in thousands):

                                                  1997        1996      1995
                                                ---------   --------  ---------
Service cost-benefits earned during the period  $  2,024    $ 1,639    $ 2,619
Interest cost on accumulated postretirement
benefit obligation............................     7,945      7,860      8,929
Actual return on plan assets..................    (8,502)    (6,868)    (7,651)
Net amortization and deferral.................     7,816      7,226      9,623
                                                ---------  ---------   --------
Net periodic postretirement benefit cost......  $  9,283   $  9,857    $13,520
                                                =========  =========   ========


     Transco's share of the TEC Plan's net periodic postretirement benefit cost for 1995 was $12.7 million.

     The annual rate of increase in the per capita cost of covered health care benefits for 1998 was assumed to be 8.5% to 9.5%. The rate was assumed to decrease gradually to 5% for the year 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percent in each year would increase the accumulated postretirement benefit obligation for health care benefits as of December 31, 1997 by $14.1 million and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1997 by $1.4 million.

     The following table summarizes the various assumptions used to determine the accumulated postretirement benefit obligation for the plans for the years 1997, 1996 and 1995<F3>:

                                                       1997     1996     1995
                                                      ------   ------   ------
Discount rate................................          7.25%    7.50%    7.25%
After-tax expected long-term rate of return on assets     6%       6%       6%

<F3>Postretirement benefits costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

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

     Effective January 1, 1996, the Thrift Plan was merged with a Williams defined-contribution plan and Transco employees became eligible to participate in the Williams plan. Compensation expense of $3.4 million and $4.4 million was recognized by Transco in 1997 and 1996, respectively.

     EMPLOYEE STOCK-BASED AWARDS Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

     Williams' employee stock-based awards are accounted for under APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco, beginning with 1995 employee stock-based awards was $109.4 million, $95.3 million and $74.4 million for 1997, 1996 and 1995, respectively. Reported net income was $111.4 million, $95.5 million and $76.0 million for 1997, 1996 and 1995, respectively. Pro forma amounts for 1997 reflect the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995, as these awards fully vested in 1995 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

The following summary reflects stock options related to 1997 and 1996 (options in thousands):

                                                       1997        1996 <F4>
                                                     -------      ----------

Options granted...................................       546           861
Weighted-average grant date fair value............   $  5.98      $   3.92
Options outstanding - December 31.................     1,987         1,714
Options exercisable - December 31.................     1,465           948

<F4> Data for 1996 has been  restated  to  reflect  a  two-for-one  stock  split declared on November 20, 1997.

     The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of five years; volatility of the expected market price of Williams common stock of 23 percent (24 percent in 1996); risk-free interest rate of 6.1 percent (6.2 percent in 1996); and a dividend yield of 2.4 percent (3 percent in 1996).

                                   7.  INCOME TAXES

     Following is a summary of the provision for income taxes for 1997, 1996 and 1995 (in thousands):

                                          Post-Acquisition               Pre-Acquisition
                             ----------------------------------------- |  ---------------
                                                      January 18, 1995 |  January 1, 1995
                                                             to        |        to
                                1997        1996     December 31, 1995 |  January 17, 1995
                             ----------  ----------  ----------------- |  ----------------
                                                                       |
Federal:                                                               |
   Current..............     $  68,632   $  88,927       $     66,819  |    $    (2,734)
   Deferred.............        (3,041)    (37,613)           (17,404) |          4,577
                             ----------  ----------      ------------- |    ------------
                                65,591      51,314             49,415  |          1,843
                             ----------  ----------      ------------- |    ------------
State and municipal:                                                   |
   Current..............         4,991      13,905              5,827  |           (305)
   Deferred.............        (3,988)     (6,606)              (764) |            771
                             ----------  ----------      ------------- |    ------------
                                 1,003       7,299              5,063  |            466
                             ----------  ----------      ------------- |    ------------
                                                                       |
Provision for income taxes   $  66,594   $  58,613       $     54,478  |    $     2,309
                             ==========  ==========      ============= |    ============


     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):


                                                     Post-Acquisition             Pre-Acquisition
                                     -----------------------------------------  |  ----------------
                                                              January 18, 1995  |   January 1, 1995
                                                                     to         |         to
                                        1997        1996     December 31, 1995  |  January 17, 1995
                                     ----------  ----------  -----------------  |  ----------------
                                                                                |
Taxes computed by applying the                                                  |
federal statutory rate....             $ 61,293    $ 53,955       $ 49,373      |      $ (2,573)
Reclassification of state liability       3,761          -              -       |             -
Pre-acquisition executive                                                       |
severance benefits........                   -           -              -       |          4,913
State and municipal income                                                      |
taxes.....................                  652       4,744          3,291      |            303
Other, net................                  888         (86)         1,814      |         (  334)
                                       ---------   ---------      ---------     |      ----------
                                                                                |
Provision for income taxes             $ 66,594    $ 58,613       $ 54,478      |      $   2,309
                                       =========   =========      =========     |      ==========



     Significant components of deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):


                                                       1997            1996
                                                   ------------    ------------
Deferred tax liabilities
------------------------
Property, plant and equipment....................    $  878,142       $ 878,572
Postretirement benefits..........................        23,482          23,353
Other............................................        14,976          10,621
                                                     ----------       ---------
Total deferred tax liabilities...................       916,600         912,546
                                                     ----------       ---------

Deferred tax assets
-------------------
Rate refunds.....................................        78,464          63,677
Accrued liabilities..............................        52,540          53,568
Deferred revenues................................         2,945           6,020
State deferred taxes.............................        30,215          31,545
                                                     ----------       ---------
Total deferred tax assets........................       164,164         154,810
                                                     ----------       ---------

Net deferred tax liabilities.....................    $  752,436       $ 757,736
                                                     ==========       =========

                               8.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     CARRYING AMOUNT AND FAIR VALUES The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 1997 and 1996 are as follows (in thousands):

                                           Carrying Amount         Fair Value
                                         -------------------   -------------------
                                           1997       1996       1997       1996
                                         --------   --------   --------   --------
Financial assets:
  Cash and short-term financial assets.  $282,775   $150,270   $282,775   $150,270
Financial liabilities:
  Long-term debt ......................   837,832    780,076    851,760    781,521

     FAIR VALUE METHODS The following methods and assumptions were used in estimating fair values:

     For cash and short-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

     For Transco's publicly traded long-term debt, estimated fair value is based on quoted market prices at year end. For Transco's private debt, all at variable interest rates, estimated fair value is equivalent to the carrying amount.

CREDIT AND MARKET RISK

     TRADE RECEIVABLES As of December 31, 1997 and 1996, Transco had trade receivables of $23 million and $49 million, respectively. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

     Transco sells, with limited recourse, certain trade receivables. The aggregate limit under the receivables facilities was $100 million at December 31, 1997 and 1996. Transco received $28 million of proceeds in 1997, $21 million in 1996 and $108 million in 1995. At December 31, 1997 and 1996, $100 million of such receivables had been sold. Based on amounts outstanding at December 31, 1997 and 1996 the maximum contractual credit loss under these arrangements is approximately $15 million for each year, but the likelihood of loss is considered to be remote.

                 9.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     MAJOR CUSTOMER The sales, transportation and storage revenues received from Public Service Electric and Gas Company, the major customer of Transco, were $139.3 million in 1997, $158.1 million in 1996 and $166.7 million in 1995.

     AFFILIATES Included in Transco's sales and transportation revenues for 1997, 1996 and 1995 are revenues applicable to sales and transportation for affiliates of $79.2 million, $124.3 million and $173.9 million, respectively.

     The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers. The significant decrease in 1997 sales and transportation revenue reflects the impact of diminished gas supplies available for sale by Transco as Transco's gas purchase contracts expire or terminate.

     After FERC approval in January 1993, TEC realigned its gas marketing businesses under the common management of TGMC, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, WESCO became the successor to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. For the years ended December 31, 1997, 1996 and 1995, included in Transco's cost of sales is $31.4 million, $34.7 million and $20.6 million, respectively, representing agency fees billed to Transco by WESCO and TGMC under the agency agreement.

     Included in Transco's cost of sales for 1997, 1996 and 1995 is purchased gas cost from affiliates of $405.1 million, $466.8 million and $131.5 million, respectively.

     All gas purchases are made at market or contract prices. The decrease in 1997 for purchased gas cost reflects lower prices, reduction of the number of long-term FS customers and milder weather conditions in the first quarter of 1997.

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

     Also included in Transco's cost of transportation is transportation expense of $4.3 million in 1997, $17.5 million in 1996 and $36.4 million in 1995 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas). The significant decrease in 1997 is mainly due to a full year's effect of the conversion of certain Transco shippers  from  bundled  service to  unbundled  service  compared to only a five months' effect for 1996. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

     TEC had a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Transco's administrative and general expenses for January through April 1995 included $10.9 million for management services charged by TEC. Effective May 1, 1995, Williams began charging corporate expenses to Transco for services similar to those previously provided by TEC or incurred directly by Transco. Included in Transco's administrative and general expenses for 1997, 1996 and 1995 were $14.7 million, $14.5 million and $8.5 million, respectively, for such corporate expenses charged by Williams. Management considers the cost of these services to be reasonable.

     Transco  entered into an operating  agreement  with Williams Field Services
(WFS) effective May 1, 1995 whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 1997, 1996 and 1995, are $37.3 million, $35.6 million and $24.4 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

                        10.  QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 1997 and 1996 (in thousands):




                                      First          Second         Third          Fourth

                                 --------------  -------------- --------------- --------------
1997
Operating revenues.............. $      354,514  $     340,098  $      349,454  $     399,233
Operating expenses..............        294,350        287,345         294,166        335,471
                                 ---------------  ------------- --------------- --------------
Operating income ...............         60,164         52,753          55,288         63,762
Interest expense................         17,190         16,125          17,935         20,389
Other (income) and
  deductions, net ..............  (       2,362)   (     2,044)   (      4,584)   (     5,804)
                                 --------------- -------------- --------------- --------------
Income before income taxes and
  extraordinary item............         45,336         38,672          41,937         49,177
Provision for income taxes......         17,665         14,917          14,923         19,089
                                 --------------- -------------- --------------- --------------
Income before extraordinary item         27,671         23,755          27,014         30,088
Extraordinary item - net gain on
   reacquired debt..............             -             -               -            2,860
                                 --------------- -------------- --------------- --------------
Common stock equity in net
   income ...................... $       27,671  $      23,755  $       27,014  $      32,948
                                 =============== ============== =============== ==============



                                        First          Second          Third          Fourth
                                   --------------- -------------- --------------- --------------
1996
Operating revenues..............   $      479,227  $     391,576  $      332,470  $     391,556
Operating expenses..............          421,380        347,342         289,850        327,613
                                   --------------- -------------- --------------- --------------
Operating income................           57,847         44,234          42,620         63,943
Interest expense................           13,146         16,510          17,759         16,890
Other (income) and deductions, net         (1,247)        (1,829)         (3,848)        (2,893)
                                    -------------- -------------- --------------- --------------
Income before income taxes......           45,948         29,553          28,709         49,946
Provision for income taxes......           17,819         11,510          11,163         18,121
                                   --------------- -------------- --------------- --------------
Common stock equity in net income  $       28,129  $      18,043  $       17,546  $      31,825
                                   =============== ============== =============== ==============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                       PART III

      Since  Transco  meets  the  conditions  set forth in  General  Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                       PAGE
                                                                   REFERENCE TO
                                                                     1997 10-K
                                                                   ------------
A.  INDEX

    1.  FINANCIAL STATEMENTS:

        Report of Independent Auditors -  Ernst & Young LLP            23

        Consolidated Balance Sheet as of December 31,
        1997 and 1996                                                 24-25

        Consolidated  Statement of Income for the Years Ended
        December 31, 1997 and 1996 and the Periods January 1, 1995
        to January 17, 1995, and January 18, 1995 to December 31,
        1995.                                                          26

        Consolidated  Statement  of Common  Stockholder's  Equity
        for the Years Ended  December  31,  1997 and 1996 and the
        Periods  January 1, 1995 to January 17, 1995, and January
        18, 1995 to December 31, 1995.                                 27

        Consolidated  Statement  of Cash Flows for the Years Ended
        December 31, 1997 and 1996 and the Periods January 1, 1995
        to January 17, 1995, and January 18, 1995 to December 31,
        1995.                                                         28-29

        Notes to Consolidated Financial Statements                    30-57

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

        ( 2) PLAN OF ACQUISITION, REORGANIZATION ARRANGEMENT, LIQUIDATION OR
             SUCCESSION

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

             - 2 By-Laws of Transco, as Amended and Restated May 2, 1995 (Exhibit (3)-2 to Transco Form 10-K for 1995 Commission File Number 1-7584)

        ( 4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

             - 1 Indenture dated September 15, 1992 between Transco and the Bank of New York, as Trustee (Exhibit 4.2 to Transco Form 8-K dated September 17, 1992 Commission File Number 1-7584)

             - 2 Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

             - 3 Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

             - 4 Second Amended and Restated Credit Agreement dated as of July 23, 1997 by and among Transco, The Williams Companies, Texas Gas Transmission Corporation, Northwest Pipeline Corporation, WilTel Communications, LLC, Williams Holdings of Delaware, Inc. and Citibank N.A. as agent and the Banks named therein (Exhibit 4(c) to The Williams Companies Form 10-K for 1997 Commission File Number 1-4174)

        (10)  MATERIAL CONTRACTS

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

        (23)  CONSENT OF INDEPENDENT AUDITORS

        (24)  POWER OF ATTORNEY WITH CERTIFIED RESOLUTION

        (27)  FINANCIAL DATA SCHEDULE

    4.  REPORTS ON FORM 8-K:

        None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.

                                          TRANSCONTINENTAL GAS PIPE
                                              LINE CORPORATION
                                                (Registrant)



                                                 By:/s/ JAMES C. BOURNE
                                                    -------------------
                                                      James C. Bourne
                                                         Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of March, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

              SIGNATURE               TITLE
              ---------               -----

       /s/ KEITH E. BAILEY *     Chairman of the Board
       -----------------------
            Keith E. Bailey

       /s/ BRIAN E. O'NEILL *    Director, President and Chief Executive Officer
       ----------------------
            Brian E. O'Neill     (Principal Executive Officer)

  /s/ CUBA WADLINGTON, Jr.*      Director
  --------------------------
       Cuba Wadlington, Jr.

         /s/ NICK A. BACILE *    Vice President  (Principal Financial Officer)
         --------------------
              Nick A. Bacile

      /s/ JAMES C. BOURNE *      Controller  (Principal Accounting Officer)
      ---------------------
           James C. Bourne




* By   /s/ JAMES C. BOURNE
  ---------------------------
            James C. Bourne
           Attorney-in-fact