Form 10-Q
period 1998-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1998-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              -   -
THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF MARCH 31, 1998 WAS 100.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TRANSCO)


     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1997 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 1998, and results of operations and cash flows for the three months ended March 31, 1998 and 1997.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1997 Annual Report on Form 10-K.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                   March 31,              December 31,
                                                                                      1998                    1997
                                                                                -----------------       -----------------

         ASSETS
Current Assets:
     Cash                                                                            $     1,429             $     1,321
     Receivables:
         Affiliates                                                                        1,035                     868
         Others                                                                           25,880                  27,493
     Advances to affiliates                                                              432,485                 281,454
     Transportation and exchange gas receivables:
         Affiliates                                                                       25,787                  23,567
         Others                                                                           64,789                  66,825
     Inventories                                                                          67,593                  84,240
     Deferred income tax asset                                                            71,261                  90,672
     Other                                                                                21,052                  17,570
                                                                                -----------------       -----------------
         Total current assets                                                            711,311                 594,010
                                                                                -----------------       -----------------

Investments                                                                                6,896                   7,072
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                    4,014,777               3,977,620
     Less-Accumulated depreciation and amortization                                      514,346                 477,667
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                      3,500,431               3,499,953
                                                                                -----------------       -----------------

Other Assets                                                                             180,587                 166,628
                                                                                -----------------       -----------------

                                                                                     $ 4,399,225             $ 4,267,663
                                                                                =================       =================


     The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
        Payables:
            Affiliates                                                             $     44,180            $    44,749
            Others                                                                       58,256                 90,486
        Transportation and exchange gas payables:
            Affiliates                                                                      381                    374
            Others                                                                       16,000                 18,033
        Accrued liabilities                                                              98,650                130,594
        Reserve for rate refunds                                                        237,229                204,554
                                                                                ----------------       ----------------
            Total current liabilities                                                   454,696                488,790
                                                                                ----------------       ----------------

   Long-Term Debt                                                                       976,071                837,832
                                                                                ----------------       ----------------
   Other Long-Term Liabilities:
        Deferred income taxes                                                           842,427                843,108
        Other                                                                           164,094                171,586
                                                                                ----------------       ----------------
            Total other long-term liabilities                                         1,006,521              1,014,694
                                                                                ----------------       ----------------
   Commitments and contingencies (Note 3)

   Common Stockholder's Equity:
        Common stock $1.00 par value:
            100 shares authorized, issued and outstanding                                     -                      -
        Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
        Retained earnings                                                               309,507                273,917
                                                                                ----------------       ----------------
            Total common stockholder's equity                                         1,961,937              1,926,347
                                                                                ----------------       ----------------

                                                                                   $  4,399,225            $ 4,267,663
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


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)



                                                                       For the Three                For the Three
                                                                       Months Ended                 Months Ended
                                                                      March 31, 1998               March 31, 1997
                                                                    --------------------         --------------------
Operating Revenues:
   Natural gas sales                                                          $ 132,720                    $ 159,509
   Natural gas transportation                                                   164,869                      157,517
   Natural gas storage                                                           38,132                       36,591
   Other                                                                          3,650                          897
                                                                    --------------------         --------------------
        Total operating revenues                                                339,371                      354,514
                                                                    --------------------         --------------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                    132,720                      159,508
   Cost of natural gas transportation                                            10,194                       10,813
   Operation and maintenance                                                     44,394                       43,640
   Administrative and general                                                    29,993                       31,739
   Depreciation and amortization                                                 40,627                       38,794
   Taxes - other than income taxes                                                9,073                        9,264
   Other                                                                            415                          592
                                                                    --------------------         --------------------
        Total operating costs and expenses                                      267,416                      294,350
                                                                    --------------------         --------------------

Operating Income                                                                 71,955                       60,164
                                                                    --------------------         --------------------

Other (Income) and Other Deductions:
   Interest expense                                                              22,605                       17,190
   Interest income  - affiliates                                                 (6,598)                      (1,130)
                    - other                                                         (53)                           -
   Allowance for equity and borrowed funds used during
     construction (AFUDC)                                                        (2,019)                      (1,800)
   Miscellaneous other deductions, net                                              639                          568
                                                                    --------------------         --------------------

        Total other deductions                                                   14,574                       14,828
                                                                    --------------------         --------------------

Income before Income Taxes                                                       57,381                       45,336

Provision for Income Taxes                                                       21,791                       17,665
                                                                    --------------------         --------------------

Net Income                                                                    $  35,590                    $  27,671
                                                                    ====================         ====================




    The  accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                         ---------------------------------
                                                                                             1998                1997
                                                                                         -------------       -------------
       Cash flows from operating activities:
          Net income                                                                        $  35,590           $  27,671
           Adjustments to reconcile  net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                                    42,147              40,627
              Deferred income taxes                                                            18,729                (115)
              Allowance for equity funds used during construction (AFUDC)                      (1,460)             (1,243)
              Changes in operating assets and liabilities:
                 Receivables                                                                    8,445              48,953
                 Receivables sold                                                              (7,000)            (16,000)
                 Transportation and exchange gas receivables                                     (184)              7,685
                 Inventories                                                                   16,647             (41,261)
                 Payables                                                                     (25,974)            (63,458)
                 Transportation and exchange gas payables                                      (2,026)               (978)
                 Accrued liabilities                                                          (31,944)              9,740
                 Reserve for rate refunds                                                      32,675              13,058
                 Other, net                                                                   (22,971)             14,848
                                                                                         -------------       -------------
                       Net cash provided by operating activities                               62,674              39,527
                                                                                         -------------       -------------

       Cash flows from financing activities:
          Additions to long-term debt                                                         298,343                   -
          Retirement of long-term debt                                                       (160,000)            (99,000)
          Debt issue costs                                                                     (2,060)                (39)
          Dividends on common stock                                                                 -                (841)
                                                                                         -------------       -------------
                       Net cash provided by (used in) financing activities                    136,283             (99,880)
                                                                                         -------------       -------------

       Cash flows from investing activities: Property, plant and equipment:
              Additions, net of equity AFUDC                                                  (42,928)            (26,141)
              Changes in accounts payable and accrued liabilities                              (6,825)             (7,479)
          Advances to affiliates, net                                                        (151,031)             95,411
          Other, net                                                                            1,935              (1,805)
                                                                                         -------------       -------------
                       Net cash provided by (used in) investing activities                   (198,849)             59,986
                                                                                         -------------       -------------

       Net increase (decrease) in cash                                                            108                (367)
       Cash at beginning of period                                                              1,321               1,774
                                                                                         -------------       -------------

       Cash at end of period                                                                $   1,429           $   1,407
                                                                                         =============       =============

       Supplemental  disclosures of cash flow information:  Cash paid (refunded)
          during the year for:
              Interest (exclusive of amount capitalized)                                    $  15,999           $  22,957
              Income taxes paid                                                                18,859                 448
              Income tax refunds received                                                           -             (11,759)


          The  accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       1. CORPORATE STRUCTURE AND CONTROL

      Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company (WGP) (formerly Williams Interstate Natural Gas Systems, Inc). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, Transco was a wholly-owned subsidiary of Williams.

                            2. BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1997 Annual Report on Form 10-K.

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

      Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K other than as described below.

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

      On November 29, 1996, the FERC issued an order accepting Transco's filing, suspending its effectiveness until May 2, 1997 and establishing a hearing to examine the reasonableness of Transco's proposed rates. In addition, the order consolidated Transco's pro-forma roll-in proposal with the Phase II hearing in Docket No. RP95-197, and directed that the record in that proceeding be supplemented to the extent necessary. On February 3, 1997, the FERC issued an order on rehearing of its November 29, 1996 order which, among other things, revised the effective date for the proposed rates to May 1, 1997.

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. The issues not resolved by the settlement are being litigated by the parties before a FERC Administrative Law Judge (ALJ).

      GENERAL RATE CASE (DOCKET NO. RP95-197) On March 24, 1998, the ALJ issued an initial decision on the RP95-197 Phase II issues not resolved by the June 19, 1996, and October 9, 1996, settlements and on Transco's rolled-in pricing proposal filed in Docket No. RP97-71 and consolidated with the RP95-197 Phase II hearing issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. The ALJ's initial decision is subject to review by the FERC.

      RATE OF RETURN CALCULATION On August 1, 1997, the FERC issued an order addressing, among other things, the authorized rate of return for Transco's 1995 rate case (Docket No. RP95-197). In the order, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Transco has sought rehearing of the FERC order in an effort to have the FERC change its rate of return methodology with respect to both pending and future rate cases. On January 30, 1998, the FERC convened a public conference to explore, among other things, possible modifications to the FERC's rate of return methodology.

      ORDER 636 On November 1, 1993, Transco implemented Order 636. Prior to its implementation of Order 636, Transco received orders from the FERC which, among other things, (i) required Transco to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted Transco's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted Transco from having to reflect Mobile Bay transportation volumes and related revenues in a separate interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by Transco and its sales customers resolving certain sales service issues and mooting potential issues regarding Transco's recovery of gas supply realignment (GSR) costs associated with Transco's firm sales service, and (iv) referred certain matters to the hearing in Docket No. RP92-137.

      Transco and certain other parties filed appeals of certain of the FERC's orders to the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On April 14, 1998, the D.C. Circuit denied all of the appeals.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1997 Annual Report on Form 10-K, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.


                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of March 31, 1998, Transco had no outstanding borrowings under this agreement.

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

SHORT-TERM DEBT

      Transco is a party to two short-term money market facilities under which it can borrow up to an aggregate of $90 million. Interest rates vary with current market conditions based on the applicable bank's rate at the time of the borrowings. As of March 31, 1998, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 29, 1999 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At March 31, 1998 and December 31, 1997, interests in $93 million and $100 million, respectively, of these receivables were held by the investor.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1997 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the three months ended March 31, 1998 was $35.6 million compared to net income of $27.7 million for the three months ended March 31, 1997. Operating income for the three months ended March 31, 1998 was $72.0 million compared to $60.2 million for the three months ended March 31, 1997. The higher operating income of $11.8 million was primarily attributable to revenues from new rates placed into effect in May 1997 to recover costs associated with increased capital expenditures and new services begun in the last half of 1997. The increase in net income was attributable to the increased operating income. Net interest expense was equal to the net interest expense for the three months ended March 31, 1997.

OPERATING EXPENSES

      Excluding the cost of sales and transportation of $143 million for the three months ended March 31, 1998 and $170 million for the comparable period in 1997, Transco's operating expenses for the three months ended March 31, 1998, were approximately $0.5 million higher than the comparable period in 1997. This nominal increase was due to higher depreciation and amortization of $1.8 million and slightly higher operation and maintenance expenses of $0.8 million, partly offset by lower administrative and general expenses of $1.7 million. The higher depreciation and amortization was due to recent capital expenditures included in the general rate case in Docket No. RP97-71 and the expansion projects placed into service in the last quarter of 1997. However, the effects on operating income of the higher depreciation expense were substantially offset by a corresponding increase in revenues. The higher operation and maintenance expense was primarily due to a $1.4 million increase in underground storage expense, a $0.6 million increase in lube oil and odorants expense and a $0.6 million increase in charges from others for the operation of certain Transco facilities, partly offset by an $0.8 million decrease in labor costs, a $0.5 million decrease in miscellaneous contractual services, and a $0.5 million decrease in other storage expense. As described below, the increase in underground storage expense was largely offset by an increase in underground storage revenues. The lower administrative and general expense was primarily due to a decrease in Gas Research Institute charges that were offset by a corresponding revenue reduction reflecting the pass through of such costs to customers.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the three months ended March 31, 1998 were $165 million, compared to $158 million for the three months ended March 31, 1997. The higher transportation revenues were primarily due to new rates contained in the general rate case in Docket No. RP97-71 placed into effect in May 1997 and the benefits of the expansion projects placed into service in November 1997.

      As shown in the table below, Transco's total market-area deliveries for the three months ended March 31, 1998 increased 13.8 trillion British Thermal Units (TBtu) (4%) when compared to the same period in 1997. The increased deliveries were mainly due to 14.5 TBtu delivered under the Sunbelt Expansion Project in the first quarter of 1998. Transco's production area deliveries for the three months ended March 31, 1998 decreased 10.8 TBtu (18%) when compared to the same period in 1997 as a result of milder weather conditions.

      As a result of a straight fixed-variable (SFV) rate design, increases or decreases in firm transportation volumes in comparable facilities have no significant impact on operating income; however, because interruptible transportation rates have components of fixed and variable cost recovery, increases or decreases in interruptible transportation volumes do have an impact on operating income.





                                                            Three Months
                                                           Ended March 31,
                                                      ------------------------

Transco System Deliveries (TBtu)                          1998           1997
--------------------------------
                                                      ---------       --------


Market-area deliveries:
     Long-haul transportation                             233.0          234.6
     Market-area transportation                           153.9          138.5
                                                      ---------       --------
         Total market-area deliveries                     386.9          373.1
Production-area transportation                             48.4           59.2
                                                      ---------       --------
         Total system deliveries                          435.3          432.3
                                                      =========       ========


Average Daily Transportation Volumes (TBtu)                 4.8            4.8
Average Daily Firm Reserved Capacity (TBtu)                 5.9            5.3


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

SALES REVENUES

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

     Transco's operating revenues for the three months ended March 31, 1998 related to its sales services, including cash out sales in settlement of gas imbalances, decreased $27 million to $133 million, when compared to the same period in 1997. The decrease was primarily due to a lower average gas sales price of $2.18 per dekatherm (Dt) in the first quarter of 1998 versus $2.85 per Dt in 1997. However, this decrease in revenues had no effect on Transco's operating income or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.


                                                            Three Months
                                                          Ended March 31,
                                                     -------------------------
Gas Sales Volumes (TBtu)                                1998             1997
------------------------
                                                     --------         --------


Long-term sales                                          40.5             42.4
Short-term sales                                          9.0              2.8
                                                     --------         --------
     Total gas sales                                     49.5             45.2
                                                     ========         ========


STORAGE REVENUES

     Transco's operating revenues related to storage services increased $1.5 million to $38.1 million for the three months ended March 31, 1998 when compared to the same period in 1997. However, this increase in revenues was substantially offset by a $1.4 million increase in underground storage costs included in operation and maintenance expenses.

OTHER REVENUES

     Other operating revenues increased $2.8 million to $3.7 million for the three months ended March 31, 1998 when compared to the same period in 1997, due to new services that began in July 1997 and increased liquids transportation.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At March 31, 1998, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities. Advances due Transco by Williams totaled $432 million.

     On January 16, 1998, Transco issued $200 million of notes that mature in 2005 and $100 million of notes that mature in 2008. Proceeds from these notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for the three months ended March 31, 1998 were $49.8 million, compared to $33.6 million for the three months ended March 31, 1997.


                                                                           Three Months

                                                                          Ended March 31,
                                                                       ----------------------

Capital Expenditures                                                    1998          1997
--------------------
                                                                       --------     --------
                                                                           (In Millions)
Market-area projects                                                   $   9.6       $   6.4
Supply-area projects                                                      25.5           3.3
Maintenance of existing facilities and other projects                     14.7          23.9
                                                                       -------      --------
      Total capital expenditures                                       $  49.8       $  33.6
                                                                       =======      ========



      Transco's capital expenditure budget for 1998 and future capital projects are discussed in its 1997 Annual Report on Form 10-K. The following describes significant developments related to those projects and any new projects proposed by Transco.

      INDEPENDENCE PIPELINE PROJECT In April 1998, Independence Pipeline Company (Independence) notified the FERC that it is revising its expected in-service date from November 1999 to November 2000, reflecting the status of its certificate application and the anticipated time required to construct the pipeline project once it is authorized. Independence also recently executed and filed with the FERC a precedent agreement with a new shipper for firm transportation service of up to 99,000 Dts of natural gas per day. This brings the level of capacity subscribed on the Independence Pipeline to just over 68 percent.

      MARKETLINK EXPANSION PROJECT In May 1998, Transco plans to file an application with the FERC for approval of its MarketLink Expansion Project with a targeted in-service date of November 1, 2000.

      CUMBERLAND PIPELINE PROJECT Cumberland Gas Pipeline Company (Cumberland) announced that it is holding an open season from March 30 to May 29, 1998, for parties interested in subscribing to firm transportation capacity. Cumberland plans to file for FERC approval of the project during the third quarter of 1998. The project is expected to be in service by the 2000-2001 winter heating season.

      LIGHTHOUSE PIPELINE PROJECT In April 1998, Transco, Duke Energy Corporation and Iroquois Gas Transmission System announced plans to form a joint venture to develop a natural gas pipeline to serve markets in New York and Connecticut. The pipeline, called the Lighthouse Pipeline, is designed to extend under the Long Island Sound to transport U.S. and Canadian natural gas to southern Connecticut. The new pipeline system, proposed to have an initial capacity of 350,000 Dts per day, will primarily supply natural gas to electric generating facilities built along its route in southern Connecticut and facilitate the development of low-cost power generation on Long Island. Lighthouse Pipeline is targeted to be in service by 2000 to 2001.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1997 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  May 15, 1998                          By /s/ James C. Bourne
                                              ----------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)