Form 10-Q
period 1998-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1998-08-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

 THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF JUNE 30, 1998 WAS 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q. The accompanying consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 1998, and results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                    June 30,              December 31,
                                                                                      1998                    1997
                                                                                -----------------       -----------------

         ASSETS
Current Assets:
     Cash                                                                            $       988             $     1,321
     Receivables:
         Affiliates                                                                        1,127                     868
         Others                                                                           27,318                  27,493
     Advances to affiliates                                                              465,242                 281,454
     Transportation and exchange gas receivables:
         Affiliates                                                                       25,959                  23,567
         Others                                                                           66,932                  66,825
     Inventories                                                                          90,065                  84,240
     Deferred income tax asset                                                            89,782                  90,672
     Other                                                                                17,008                  17,570
                                                                                -----------------       -----------------
         Total current assets                                                            784,421                 594,010
                                                                                -----------------       -----------------

Investments                                                                                6,442                   7,072
                                                                                -----------------       -----------------
Property, Plant and Equipment:
     Natural gas transmission plant                                                    4,126,326               3,977,620
     Less-Accumulated depreciation and amortization                                      555,575                 477,667
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                      3,570,751               3,499,953
                                                                                -----------------       -----------------
Other Assets                                                                             171,809                 166,628
                                                                                -----------------       -----------------
                                                                                     $ 4,533,423             $ 4,267,663
                                                                                =================       =================




The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                   June 30,             December 31,
                                                                                     1998                   1997
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY

   Current Liabilities:
        Payables:
            Affiliates                                                              $    37,404            $    44,749
            Others                                                                       76,945                 90,486
        Transportation and exchange gas payables:
            Affiliates                                                                      380                    374
            Others                                                                       15,579                 18,033
        Accrued liabilities                                                             162,896                130,594
        Reserve for rate refunds                                                        275,157                204,554
                                                                                ----------------       ----------------
            Total current liabilities                                                   568,361                488,790
                                                                                ----------------       ----------------
   Long-Term Debt                                                                       975,972                837,832
                                                                                ----------------       ----------------
   Other Long-Term Liabilities:
        Deferred income taxes                                                           844,461                843,108
        Other                                                                           147,332                171,586
                                                                                ----------------       ----------------
            Total other long-term liabilities                                           991,793              1,014,694
                                                                                ----------------       ----------------

   Commitments and contingencies (Note 3)

   Common Stockholder's Equity:
        Common stock $1.00 par value:
            100 shares authorized, issued and outstanding                                     -                      -
        Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
        Retained earnings                                                               344,867                273,917
                                                                                ----------------       ----------------
            Total common stockholder's equity                                         1,997,297              1,926,347
                                                                                ----------------       ----------------
                                                                                    $ 4,533,423            $ 4,267,663
                                                                                ================       ================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            June 30
                                                                            ----------------------------------------
                                                                                  1998                   1997
                                                                            -----------------      -----------------
Operating Revenues
   Natural gas sales                                                        $     143,237          $     151,952
   Natural gas transportation                                                     156,011                152,890
   Natural gas storage                                                             33,990                 34,561
   Other                                                                            1,008                    695
                                                                            -----------------      -----------------
        Total operating revenues                                                  334,246                340,098
                                                                            -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                      143,238                151,952
   Cost of natural gas transportation                                              10,758                  8,168
   Operation and maintenance                                                       38,346                 48,258
   Administrative and general                                                      31,396                 30,084
   Depreciation and amortization                                                   31,155                 39,275
   Taxes - other than income taxes                                                  8,713                  9,396
   Other                                                                              375                    212
                                                                            -----------------      -----------------
        Total operating costs and expenses                                        263,981                287,345
                                                                            -----------------      -----------------

Operating Income                                                                   70,265                 52,753
                                                                            -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                22,784                 16,125
   Interest income - affiliates                                                    (7,045)                (1,168)
   Allowance for equity and borrowed funds used during construction (AFUDC)        (2,654)                (1,543)
   Miscellaneous other deductions, net                                                119                    667
                                                                            -----------------      -----------------
        Total other deductions                                                     13,204                 14,081
                                                                            -----------------      -----------------

Income before Income Taxes                                                         57,061                 38,672

Provision for Income Taxes                                                         21,701                 14,917
                                                                            -----------------      -----------------

Net Income                                                                  $      35,360          $      23,755
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30
                                                                            ----------------------------------------
                                                                                  1998                   1997
                                                                            -----------------      -----------------
Operating Revenues
   Natural gas sales                                                        $     275,957          $     311,461
   Natural gas transportation                                                     320,880                310,407
   Natural gas storage                                                             72,122                 71,152
   Other                                                                            4,658                  1,592
                                                                            -----------------      -----------------
        Total operating revenues                                                  673,617                694,612
                                                                            -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                      275,958                311,461
   Cost of natural gas transportation                                              20,952                 18,980
   Operation and maintenance                                                       82,740                 91,898
   Administrative and general                                                      61,389                 61,823
   Depreciation and amortization                                                   71,782                 78,069
   Taxes - other than income taxes                                                 17,786                 18,660
   Other                                                                              790                    804
                                                                            -----------------      -----------------
        Total operating costs and expenses                                        531,397                581,695
                                                                            -----------------      -----------------

Operating Income                                                                  142,220                112,917
                                                                            -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                45,389                 33,315
   Interest income - affiliates                                                   (13,643)                (2,298)
   Allowance for equity and borrowed funds used during construction (AFUDC)        (4,673)                (3,343)
   Miscellaneous other deductions, net                                                705                  1,235
                                                                            -----------------      -----------------
        Total other deductions                                                     27,778                 28,909
                                                                            -----------------      -----------------

Income before Income Taxes                                                        114,442                 84,008

Provision for Income Taxes                                                         43,492                 32,582
                                                                            -----------------      -----------------

Net Income                                                                  $      70,950          $      51,426
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

                                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Thousands of Dollars)
                                                (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30
                                                                                         ---------------------------------
                                                                                             1998                1997
                                                                                         -------------       -------------
       Cash flows from operating activities:
          Net income                                                                     $   70,950          $   51,426
          Adjustments to reconcile  net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                                  74,572              81,744
              Deferred income taxes                                                           2,243                (881)
              Allowance for equity funds used during construction (AFUDC)                    (3,410)             (2,310)
              Changes in operating assets and liabilities:
                 Receivables                                                                 11,916              31,093
                 Receivables sold                                                           (12,000)                 -
                 Transportation and exchange gas receivables                                 (2,499)              6,396
                 Inventories                                                                 (5,825)            (30,247)
                 Payables                                                                   (11,290)            (45,518)
                 Transportation and exchange gas payables                                    (2,448)             (1,864)
                 Accrued liabilities                                                         32,302              18,885
                 Reserve for rate refunds                                                    70,603             (41,640)
                 Other, net                                                                 (27,207)             18,922
                                                                                         -------------       -------------
                       Net cash provided by operating activities                            197,907              86,006
                                                                                         -------------       -------------

       Cash flows from financing activities:
          Additions to long-term debt                                                       298,343                  -
          Retirement of long-term debt                                                     (160,000)            (99,000)
          Debt issue costs                                                                   (2,060)               (146)
          Dividends on common stock                                                              -               (2,319)
                                                                                         -------------       -------------
                       Net cash provided by (used in) financing activities                  136,283            (101,465)
                                                                                         -------------       -------------

       Cash flows from investing activities:
          Property, plant and equipment:
              Additions, net of equity AFUDC                                               (144,597)            (84,269)
              Changes in accounts payable and accrued liabilities                            (9,596)             (8,389)
          Advances to affiliates, net                                                      (183,788)            112,509
          Other, net                                                                          3,458              (4,945)
                                                                                         -------------       -------------
                       Net cash provided by (used in) investing activities                 (334,523)             14,906
                                                                                         -------------       -------------

       Net decrease in cash                                                                    (333)               (553)
       Cash at beginning of period                                                            1,321               1,774
                                                                                         =============       =============
       Cash at end of period                                                             $      988          $    1,221
                                                                                         =============       =============

       Supplemental disclosures of cash flow information:
          Cash paid (refunded) during the year for:
              Interest (exclusive of amount capitalized)                                 $   24,659          $   37,341
              Income taxes paid                                                              25,367              19,986
              Income tax refunds received                                                       (77)            (11,759)


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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q.

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

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K or 1998 First Quarter Report on Form 10-Q other than as described below.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. Transco is required to make refunds on or before October 30, 1998. The issues not resolved by the settlement are being litigated by the parties before a FERC Administrative Law Judge (ALJ).

         GENERAL RATE CASE (DOCKET NO. RP95-197) On July 29, 1998, the FERC issued an order on rehearing of its August 1, 1997 order in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC vacated its policy formulated in the August 1, 1997 order which favored use of the pipeline's own capital structure if the pipeline's equity ratio falls within the range of the equity ratios of the proxy companies used to determine the pipeline's return on equity. In the July 29, 1998 order, the FERC returned to its traditional policy, under which the pipeline's own capital structure will be used if the pipeline issues its own non-guaranteed debt and has its own bond rating, and if the pipeline's equity ratio is reasonable when compared to the equity ratios approved by the FERC in other proceedings and when compared to those of the proxy companies. Applying its new policy, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC provided a rate of return on equity for Transco of 12.49%. Transco had previously provided a reserve which it believes is adequate for any refunds that may be required.

         RATE OF RETURN CALCULATION As noted above, on August 1, 1997, the FERC issued an order addressing, among other things, the authorized rate of return for Transco's 1995 rate case (Docket No. RP95-197). In that order, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. On January 30, 1998, the FERC convened a public conference to explore, among other things, possible modifications to the FERC's rate of return methodology. As discussed above, in its July 29, 1998 order on rehearing of its August 1, 1997 order, the FERC modified its rate of return methodology with regard to the weight to be given to the long-term growth component. Under its previous methodology, the FERC averaged the short and long-term growth projections, thereby giving them equal weight. In its July 29, 1998 order, the FERC changed its policy and will accord the short-term projection a two-thirds weighting and the long-term projection a one-third weighting. The FERC has determined that the short-term projection is more reliable and should be given more weight, but that the long-term projection should be given some weight in order to normalize any distortions that may be reflected in the short-term data. The revised weighting to be reflected in the FERC's methodology should lead to somewhat higher rates of return on equity than were obtained under the previous methodology. In addition, the FERC will now permit parties to argue that a pipeline's return on equity be established at any point within the range of returns developed under the two-stage methodology (rather than only at the high, mid or low point in the range) based on the pipeline's relative level of risk. In that regard, when assessing a pipeline's relative risk, the FERC determined that it will not lower a pipeline's return on equity if its lower risk is the result of the pipeline's own efficiency, but will focus on risks faced by the pipeline that are attributable to circumstances outside the control of the pipeline's management.

      GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1997 of the facilities, including the purchase price allocation to Transco, was approximately $529 million. Estimated operating income recorded by Transco for the year ended December 31, 1997 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on
Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998 Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to Gas Processing, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1997 of the Tilden/McMullen facilities was approximately $25 million, the entirety of which is included in the $529 million net book value for the facilities described in the February 1996 application.

      On June 1, 1998, the FERC issued a Notice of Inquiry (NOI) into alternative methods for regulating natural gas pipeline facilities and services on the outer continental shelf. The purpose of the NOI is to generate public comment that will assist the FERC in exploring possible alternatives to the FERC's current test used to determine whether offshore pipeline facilities and services should be subject to the FERC's Natural Gas Act jurisdiction.

         REGULATION OF SHORT TERM NATURAL GAS TRANSPORTATION SERVICE (DOCKET NO. RM98-10-000) AND REGULATION OF NATURAL GAS TRANSPORTATION SERVICES (DOCKET NO. RM98-12-000) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking
(NOPR) and a Notice of Inquiry (NOI), proposing revisions to, and seeking comments on, its regulatory policies for interstate natural gas transportation service. In the NOPR (Docket No. RM98-10-000), the FERC proposes revisions to its regulations to reflect changes in the market for short-term transportation services on pipelines. The FERC proposes to eliminate cost-based regulation of short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services. Included among the proposed changes are initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies, to require pipelines to auction short-term capacity, to revise the FERC's reporting requirements, to permit pipelines to negotiate rates and terms of service, and to revise certain rate and certificate policies. In the NOI (Docket No. RM98-12-000), the FERC seeks comments on its pricing policies in the existing long-term market and pricing policies for new capacity. The proposed changes are expected to have prospective effects only. Comments on the NOPR and NOI are due within 90 days. Transco will review the NOPR and NOI and provide comments within the required time period.

LEGAL PROCEEDINGS

      OTHER LITIGATION In July 1996, Canadian Occidental of California (CXY) filed a lawsuit against Transco and certain Transco affiliates demanding an accounting relating to alleged take-or-pay deficiencies under seven gas purchase contracts for the years 1982 and 1983. CXY subsequently amended its original petition to demand an accounting under the seven contracts through the year 1992. Transco answered the lawsuit asserting that the alleged deficiencies were settled in an agreement with CXY in 1986 or, alternatively, that the claims are barred by the statute of limitations. On July 24, 1998, the parties to this lawsuit entered into a settlement agreement resolving this matter. Pursuant to the terms of the settlement agreement, Transco made a cash payment to CXY, which had no significant effect on Transco's results of operations.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of June 30, 1998, Transco had no outstanding borrowings under this agreement.

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

SHORT-TERM DEBT

      Transco is a party to two short-term money market facilities under which it can borrow up to an aggregate of $90 million. Interest rates vary with current market conditions based on the applicable bank's rate at the time of the borrowings. As of June 30, 1998, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 29, 1999 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At June 30, 1998 and December 31, 1997, interests in $88 million and $100 million, respectively, of these receivables were held by the investor.

ITEM 2.       MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1997 Annual Report on Form 10-K and in Transco's 1998 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the six months ended June 30, 1998 was $71.0 million compared to net income of $51.4 million for the six months ended June 30, 1997. Operating income for the six months ended June 30, 1998 was $142.2 million compared to $112.9 million for the six months ended June 30, 1997. The higher operating income of $29.3 million was primarily the result of higher natural gas transportation and other revenues, lower operation and maintenance expenses and lower depreciation and amortization, as discussed in more detail below. The increase in net income was attributable to the increased operating income. Net interest expense was approximately the same as the net interest expense for the six months ended June 30, 1997.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

OPERATING EXPENSES

      Excluding the cost of sales and transportation of $297 million for the six months ended June 30, 1998 and $330 million for the comparable period in 1997, Transco's operating expenses for the six months ended June 30, 1998, were approximately $17 million lower than the comparable period in 1997. This decrease was primarily attributable to lower operation and maintenance expenses and lower depreciation and amortization. The lower operation and maintenance expenses are primarily attributable to a $6.3 million decrease in charges from others for the operation of certain Transco facilities, including a $4.1 million adjustment related to settlement rates contained in the general rate case in Docket No. RP97-71 approved by the FERC in June 1998; a $1.6 million adjustment in pipe recoating costs, also related to the RP97-71 settlement rates; and lower costs of labor ($1.1 million), contractual services ($1.4 million), materials ($1.3 million) and transportation ($1.2 million); partly offset by a $3.2 million increase in underground storage expense and a $1.2 million increase in lube oil and odorants expense. As described below, the increase in underground storage expense was largely offset by an increase in underground storage revenues. The lower depreciation and amortization resulted from a $3.2 million adjustment to accruals on certain general plant assets and a $3.8 million adjustment related to the RP97-71 settlement rates, partly offset by a $0.7 million increase due to recent capital expenditures included in the general rate case in Docket No. RP97-71 and the expansion projects placed into service in the last quarter of 1997.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the six months ended June 30, 1998 were $321 million, compared to $310 million for the six months ended June 30, 1997. The higher transportation revenues were primarily due to new rates to recover costs associated with increased capital expenditures contained in the general rate case in Docket No. RP97-71 placed into effect in May 1997, benefits of the expansion projects placed into service in November 1997 and a $2 million adjustment related to RP97-71 settlement rates approved by the FERC in June 1998.

      As shown in the table below, Transco's total market-area deliveries for the six months ended June 30, 1998 increased 9.5 trillion British Thermal Units
(TBtu) (1.4%) when compared to the same period in 1997. The increased deliveries were mainly due to 27.5 TBtu delivered under the Sunbelt Expansion Project in the first six months of 1998, offset by lower long-haul transportation deliveries due to milder weather conditions. Transco's production area deliveries for the six months ended June 30, 1998 decreased 22.6 TBtu (17%) when compared to the same period in 1997 as a result of milder weather conditions.

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


                                                             Six Months
                                                           Ended June 30,
                                                       ------------------------

Transco System Deliveries (TBtu)                         1998            1997
--------------------------------
                                                       ---------       --------


Market-area deliveries:
     Long-haul transportation                            450.3          472.2
     Market-area transportation                          252.3          220.9
                                                       ---------       --------
         Total market-area deliveries                    702.6          693.1
Production-area transportation                           108.2          130.8
                                                       =========       ========
         Total system deliveries                         810.8          823.9
                                                       =========       ========



Average Daily Transportation Volumes (TBtu)                4.5            4.6

Average Daily Firm Reserved Capacity (TBtu)                6.2            5.4


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

     Transco's operating revenues for the six months ended June 30, 1998 related to its sales services, including cash out sales in settlement of gas imbalances, decreased $35.5 million to $276 million, when compared to the same period in 1997. The decrease was primarily due to a lower average gas sales price of $2.20 per dekatherm (Dt) in the first six months of 1998 versus $2.41 per Dt in 1997. However, this decrease in revenues had no effect on Transco's operating income or net income variances when compared to the prior year because the decrease in revenues was offset by a corresponding decrease in the cost of sales.


                                                            Six Months
                                                          Ended June 30,
                                                     -------------------------

Gas Sales Volumes (TBtu)                               1998             1997
------------------------
                                                     --------         --------

Long-term sales                                         89.3             97.4
Short-term sales                                        14.7              5.0
                                                     ========         ========
     Total gas sales                                   104.0            102.4
                                                     ========         ========


STORAGE REVENUES

     Transco's operating revenues related to storage services increased $1.0 million to $72.1 million for the six months ended June 30, 1998 when compared to the same period in 1997. This revenue increase included $2.9 million to recover higher underground storage rates charged by others that is included in operation and maintenance expenses, partly offset by a $1.5 million adjustment related to settlement rates contained in the general rate case in Docket No. RP97-71 approved by the FERC in June 1998.

OTHER REVENUES

     Other operating revenues increased $3.1 million to $4.7 million for the six months ended June 30, 1998 when compared to the same period in 1997, due to new services that began in July 1997 and increased liquids transportation.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At June 30, 1998, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities. Advances due Transco by Williams totaled $465 million.

     On January 16, 1998, Transco issued $200 million of notes that mature in 2005 and $100 million of notes that mature in 2008. Proceeds from these notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for the six months ended June 30, 1998 were $154.2 million, compared to $92.7 million for the six months ended June 30, 1997.


                                                               Six Months

                                                             Ended June 30,
                                                         ----------------------

Capital Expenditures                                       1998          1997
--------------------
                                                         --------     ---------
                                                             (In Millions)

Market-area projects                                     $  53.2      $   31.9
Supply-area projects                                        78.6           7.3
Maintenance of existing facilities and other projects       22.4          53.5
                                                         ========     =========
      Total capital expenditures                         $ 154.2      $   92.7
                                                         ========     =========



      Transco's capital expenditure budget for 1998 and future capital projects are discussed in its 1997 Annual Report on Form 10-K and First Quarter Report on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      INDEPENDENCE PIPELINE PROJECT In April 1998, Independence Pipeline Company (Independence) notified the FERC that it is revising its expected in-service date from November 1999 to November 2000, reflecting the status of its certificate application and the anticipated time required to construct the pipeline project once it is authorized. Independence also recently executed and filed with the FERC a precedent agreement with a new shipper for firm transportation service of up to 99,000 Dts of natural gas per day. This brings the level of capacity subscribed on the Independence Pipeline to just over 68 percent. In July 1998, the FERC determined that the Independence and MarketLink projects are environmentally related and will be combined into one environmental impact statement.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval of its MarketLink Expansion Project with a targeted in-service date of November 1, 2000. Nine shippers have executed precedent agreements for terms of up to 15 years for approximately 95 percent of the firm capacity created by the project. As noted above, in July 1998, the FERC determined that the Independence and MarketLink projects are environmentally related and will be combined into one environmental impact statement.

      CUMBERLAND PIPELINE PROJECT Cumberland Gas Pipeline Company (Cumberland) held an open season from March 30 to May 29, 1998, for parties interested in subscribing to firm transportation capacity. Cumberland plans to file for FERC approval of the project during the fourth quarter of 1998. The project is expected to be in service by the 2000-2001 winter heating season.

      SOUTH COAST EXPANSION PROJECT Transco announced that it is holding an open season from July 22, 1998 to August 24, 1998, for parties interested in subscribing to its South Coast Expansion Project, which will create additional firm transportation capacity from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to mainline delivery points in Transco's Rate Zone 4 (Alabama and Georgia). Transco plans to file for FERC approval of the project during the first quarter of 1999. The project has a target in-service date of November 1, 2000.

MOBILE BAY LATERAL  EXPANSION  PROJECT In January  1998,  the FERC  approved the
Mobile Bay Lateral Expansion Project, an expansion and extension of Transco's existing 123-mile Mobile Bay Lateral. The project is expected to provide new firm transportation capacity of 350 MMcf per day from the outer continental shelf to Transco's Station 82 and increase capacity on the existing onshore lateral from 520 MMcf per day to 784 MMcf per day. The project will be placed into service in two phases: Phase I was placed into service on August 1, 1998, and Phase II is targeted to be placed into service on November 1, 1998.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes is adequate for any rate refunds that may be required. In connection with the settlement in its general rate case under Docket No. RP97-71 approved by the FERC by order dated June 12, 1998, Transco expects to make refunds, which it currently estimates to be in a range of $70 million to $90 million, in the fourth quarter of 1998.

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems and facility items. The inventory and assessment phases of this project are complete. Necessary conversion, testing and replacement activities have begun and will continue through mid-1999. Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance, and where necessary, Transco will be working with those companies to mitigate any material adverse effect to Transco.

      Transco expects to utilize both internal and external resources to complete this process. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. While the total cost of this project is still being evaluated, Transco currently estimates that the cost, excluding previously planned system replacements, necessary to complete the project within the schedule described will be approximately $4 million to $6 million. Transco will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

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

                   None

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




                                             TRANSCONTINENTAL GAS PIPE LINE
                                             CORPORATION (Registrant)




Dated:  August 13, 1998                       By /s/ James C. Bourne
                                              --------------------------

                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)