Form 10-Q
period 1998-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1998-11-13
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF SEPTEMBER 30, 1998 WAS 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q. The accompanying consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 1998, and results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1997 Annual Report on Form 10-K, the 1998 First and Second Quarter Reports on Form 10-Q and the Year 2000 disclosure contained in this document.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                 September 30,            December 31,
                                                                                      1998                    1997
                                                                                -----------------       -----------------

         ASSETS

Current Assets:

     Cash                                                                           $        801            $      1,321

     Receivables:

         Affiliates                                                                        1,736                     868

         Others                                                                           19,789                  27,493

     Advances to affiliates                                                              458,690                 281,454

     Transportation and exchange gas receivables:

         Affiliates                                                                       24,599                  23,567

         Others                                                                           64,204                  66,825

     Inventories                                                                          82,637                  84,240

     Deferred income tax asset                                                            97,436                  90,672

     Other                                                                                18,888                  17,570
                                                                                -----------------       -----------------

         Total current assets                                                            768,780                 594,010
                                                                                -----------------       -----------------



Investments                                                                                7,382                   7,072
                                                                                -----------------       -----------------



Property, Plant and Equipment:

     Natural gas transmission plant                                                    4,205,453               3,977,620

     Less-Accumulated depreciation and amortization                                      584,458                 477,667
                                                                                -----------------       -----------------

         Total property, plant and equipment, net                                      3,620,995               3,499,953
                                                                                -----------------       -----------------



Other Assets                                                                             172,809                 166,628
                                                                                -----------------       -----------------

                                                                                    $  4,569,966            $  4,267,663
                                                                                =================       =================




     The accompanying condensed notes are an integral part of these condensed consolidated financial statements.


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                 September 30,          December 31,
                                                                                     1998                   1997
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY

   Current Liabilities:

        Payables:

            Affiliates                                                              $    33,229             $   44,749

            Others                                                                       69,460                 90,486

        Transportation and exchange gas payables:

            Affiliates                                                                      379                    374

            Others                                                                       11,210                 18,033

        Accrued liabilities                                                             153,777                130,594

        Reserve for rate refunds                                                        306,483                204,554
                                                                                ----------------       ----------------

            Total current liabilities                                                   574,538                488,790
                                                                                ----------------       ----------------


   Long-Term Debt                                                                       975,871                837,832
                                                                                ----------------       ----------------


   Other Long-Term Liabilities:

        Deferred income taxes                                                           847,502                843,108

        Other                                                                           145,142                171,586
                                                                                ----------------       ----------------

            Total other long-term liabilities                                           992,644              1,014,694
                                                                                ----------------       ----------------


   Commitments and contingencies (Note 3)


   Common Stockholder's Equity:

        Common stock $1.00 par value:

            100 shares authorized, issued and outstanding                                     -                      -

        Premium on capital stock and other paid-in capital                            1,652,430              1,652,430

        Retained earnings                                                               374,483                273,917
                                                                                ----------------       ----------------

            Total common stockholder's equity                                         2,026,913              1,926,347
                                                                                ----------------       ----------------

                                                                                    $ 4,569,966             $4,267,663
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


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30
                                                                             ----------------------------------------
                                                                                   1998                   1997
                                                                             -----------------      -----------------
Operating Revenues
   Natural gas sales                                                         $     125,576          $     163,819
   Natural gas transportation                                                      160,753                149,486
   Natural gas storage                                                              35,993                 35,003
   Other                                                                             1,813                  1,146
                                                                             -----------------      -----------------
        Total operating revenues                                                   324,135                349,454
                                                                             -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                       125,576                163,819
   Cost of natural gas transportation                                               11,938                  4,445
   Operation and maintenance                                                        44,311                 45,017
   Administrative and general                                                       30,852                 30,984
   Depreciation and amortization                                                    39,744                 39,945
   Taxes - other than income taxes                                                   9,305                  9,634
   Other                                                                             1,815                    322
                                                                             -----------------      -----------------
        Total operating costs and expenses                                         263,541                294,166
                                                                             -----------------      -----------------

Operating Income                                                                    60,594                 55,288
                                                                             -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                 23,769                 17,935
   Interest income - affiliates                                                     (7,241)                (2,431)
   Allowance for equity and borrowed funds used during construction (AFUDC)         (3,316)                (2,437)
   Miscellaneous other (income) deductions, net                                       (234)                   284
                                                                             -----------------      -----------------
        Total other deductions                                                      12,978                 13,351
                                                                             -----------------      -----------------

Income before Income Taxes                                                          47,616                 41,937

Provision for Income Taxes                                                          18,000                 14,923
                                                                             -----------------      -----------------

Net Income                                                                   $      29,616          $      27,014
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



                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                             ----------------------------------------
                                                                                   1998                   1997
                                                                             -----------------      -----------------
Operating Revenues
   Natural gas sales                                                         $     401,533          $     475,280
   Natural gas transportation                                                      481,633                459,893
   Natural gas storage                                                             108,115                106,155
   Other                                                                             6,471                  2,738
                                                                             -----------------      -----------------
        Total operating revenues                                                   997,752              1,044,066
                                                                             -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                       401,533                475,280
   Cost of natural gas transportation                                               32,891                 23,425
   Operation and maintenance                                                       127,051                136,915
   Administrative and general                                                       92,241                 92,807
   Depreciation and amortization                                                   111,526                118,014
   Taxes - other than income taxes                                                  27,091                 28,294
   Other                                                                             2,605                  1,126
                                                                             -----------------      -----------------
        Total operating costs and expenses                                         794,938                875,861
                                                                             -----------------      -----------------

Operating Income                                                                   202,814                168,205
                                                                             -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                 69,158                 51,250
   Interest income - affiliates                                                    (20,884)                (4,729)
   Allowance for equity and borrowed funds used during construction (AFUDC)         (7,989)                (5,780)
   Miscellaneous other deductions, net                                                 471                  1,519
                                                                             -----------------      -----------------
        Total other deductions                                                      40,756                 42,260
                                                                             -----------------      -----------------

Income before Income Taxes                                                         162,058                125,945

Provision for Income Taxes                                                          61,492                 47,505
                                                                             -----------------      -----------------

Net Income                                                                   $     100,566          $      78,440
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


                                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Thousands of Dollars)
                                                (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                         ---------------------------------
                                                                                             1998                1997
                                                                                         -------------       -------------

       Cash flows from operating activities:

          Net income                                                                     $  100,566          $   78,440

          Adjustments to reconcile net income to net cash provided by (used in) operating activities:

              Depreciation and amortization                                                 116,413             122,817

              Deferred income taxes                                                          (2,370)             (8,468)

              Allowance for equity funds used during construction (AFUDC)                    (5,845)             (3,997)

              Changes in operating assets and liabilities:

                 Receivables                                                                 18,836              20,357

                 Receivables sold                                                           (12,000)             (4,000)

                 Transportation and exchange gas receivables                                  1,589               2,942

                 Inventories                                                                  1,603             (26,825)

                 Payables                                                                   (22,994)            (13,564)

                 Transportation and exchange gas payables                                    (6,818)             (8,229)

                 Accrued liabilities                                                         23,183              30,401

                 Reserve for rate refunds                                                   101,929              (5,166)

                 Other, net                                                                 (32,377)             20,684
                                                                                         -------------       -------------

                       Net cash provided by operating activities                            281,715             205,392
                                                                                         -------------       -------------


       Cash flows from financing activities:

          Additions to long-term debt                                                       298,343             150,000

          Retirement of long-term debt                                                     (160,000)            (99,000)

          Debt issue costs                                                                   (2,060)               (248)

          Dividends on common stock                                                              -               (2,982)
                                                                                         -------------       -------------

                       Net cash provided by financing activities                            136,283              47,770
                                                                                         -------------       -------------


       Cash flows from investing activities:

          Property, plant and equipment:

              Additions, net of equity AFUDC                                               (233,807)           (160,197)

              Changes in accounts payable and accrued liabilities                            (9,552)             (8,675)

          Advances to affiliates, net                                                      (177,236)            (88,325)

          Other, net                                                                          2,077               4,486
                                                                                         -------------       -------------

                       Net cash used in investing activities                               (418,518)           (252,711)
                                                                                         -------------       -------------


       Net increase (decrease) in cash                                                         (520)                451

       Cash at beginning of period                                                            1,321               1,774
                                                                                         -------------       -------------

       Cash at end of period                                                             $      801          $    2,225
                                                                                         =============       =============


       Supplemental disclosures of cash flow information:

          Cash paid (refunded) during the year for :

              Interest (exclusive of amount capitalized)                                 $  47,797           $   56,179
              Income taxes paid                                                             61,584               35,496
              Income tax refunds received                                                      (77)             (11,759)



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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q.

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

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K or 1998 First and Second Quarter Reports on Form 10-Q other than as described below.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $ 89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement are being litigated by the parties before a FERC Administrative Law Judge (ALJ).

      GENERAL RATE CASE (DOCKET NO. RP95-197) On July 29, 1998, the FERC issued an order on rehearing of its August 1, 1997 order in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC vacated its policy formulated in the August 1, 1997 order which favored use of the pipeline's own capital structure if the pipeline's equity ratio falls within the range of the equity ratios of the proxy companies used to determine the pipeline's return on equity. In the July 29, 1998 order, the FERC returned to its traditional policy, under which the pipeline's own capital structure will be used if the pipeline issues its own non-guaranteed debt and has its own bond rating, and if the pipeline's equity ratio is reasonable when compared to the equity ratios approved by the FERC in other proceedings and when compared to those of the proxy companies. Applying its new policy, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC provided a rate of return on equity for Transco of 12.49%. A joint request for rehearing of the July 29, 1998 order was filed and is pending before the FERC. Transco believes the reserve previously provided is adequate for any refunds that may be required and has not made any adjustments to its reserves pending FERC action in this proceeding.

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

      PRODUCTION AREA RATE DESIGN (DOCKET NOS. RP92-137, RP93-136 AND RP98-381) Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ (Docket Nos. RP92-137 and RP93-136), dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, have filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. On November 4, 1998, the D.C. Circuit Court issued an order granting the FERC's motion to hold these appeals in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381 (see below).

      On August 31, 1998, Transco made a limited NGA Section 4 filing with the FERC to implement firm transportation service on Transco's production area supply laterals in accordance with the option authorized by the FERC's July 3 and December 18, 1996 orders. The filing (Docket No. RP98-381) was protested, and on September 30, 1998, the FERC accepted the filing and suspended its effectiveness until March 1, 1999, subject to further proceedings.

      REGULATION OF SHORT TERM NATURAL GAS  TRANSPORTATION  SERVICE  (DOCKET NO.
RM98-10-000) AND REGULATION OF NATURAL GAS TRANSPORTATION SERVICES (DOCKET NO. RM98-12-000) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking
(NOPR) and a Notice of Inquiry (NOI), proposing revisions to, and seeking comments on, its regulatory policies for interstate natural gas transportation service. In the NOPR (Docket No. RM98-10-000), the FERC proposes revisions to its regulations to reflect changes in the market for short-term transportation services on pipelines. The FERC proposes to eliminate cost-based regulation of short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services. Included among the proposed changes are initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies, to require pipelines to auction short-term capacity, to revise the FERC's reporting requirements, to permit pipelines to negotiate rates and terms of service, and to revise certain rate and certificate policies. In the NOI (Docket No. RM98-12-000), the FERC seeks comments on its pricing policies in the existing long-term market and pricing policies for new capacity. The proposed changes are expected to have prospective effects only. Comments on the NOPR and NOI are now due on January 22, 1999. Transco will review the NOPR and NOI and provide comments within the required time period.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of September 30, 1998, Transco had no outstanding borrowings under this agreement.

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

SHORT-TERM DEBT

      Transco is a party to a short-term money market facility under which it can borrow up to $40 million. Interest rates vary with current market conditions based on the applicable bank rate at the time of the borrowings. As of September 30, 1998, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 29, 1999 pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. At September 30, 1998 and December 31, 1997, interests in $88 million and $100 million, respectively, of these receivables were held by the investor.



                       5. ADOPTION OF ACCOUNTING STANDARDS

      The Financial Accounting Standards Board issued three new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 and No. 132, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Transco's reported consolidated results of operations, financial position or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This standard is not expected to have any significant effect on Transco's reported consolidated results of operations, financial position or cash flows.

      The American Institute of Certified Public accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The SOP is not expected to have any significant effect on Transco's reported consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1997 Annual Report on Form 10-K and in Transco's 1998 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the nine months ended September 30, 1998 was $100.6 million compared to net income of $78.4 million for the nine months ended September 30, 1997. Operating income for the nine months ended September 30, 1998 was $202.8 million compared to $168.2 million for the nine months ended September 30, 1997. The higher operating income of $34.6 million was primarily the result of higher natural gas transportation and other revenues, lower operation and maintenance expenses and lower depreciation and amortization, as discussed in more detail below, partially offset by a $5.4 million credit to cost of natural gas transportation that was recorded in 1997 as a result of a settlement related to a prior rate proceeding. The increase in net income was attributable to the increased operating income. Net interest expense was approximately the same as net interest expense for the nine months ended September 30, 1997.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

OPERATING EXPENSES

      Excluding the cost of sales and transportation of $434 million for the nine months ended September 30, 1998 and $499 million for the comparable period in 1997, Transco's operating expenses for the nine months ended September 30, 1998, were approximately $17 million lower than the comparable period in 1997. This decrease was primarily attributable to lower operation and maintenance expenses and lower depreciation and amortization. The lower operation and maintenance expenses are primarily attributable to a $7.7 million decrease in charges from others for the operation of certain Transco facilities, including a $4.1 million adjustment related to settlement rates contained in the general rate case in Docket No. RP97-71 approved by the FERC in June 1998; a $1.6 million adjustment in pipe recoating costs, also related to the RP97-71 settlement rates; and lower costs of labor ($1.9 million), contractual services ($2.6 million) and materials ($3.7 million); partly offset by a $4.9 million increase in underground storage expense and a $1.7 million increase in lube oil and odorants expense. As described below, the increase in underground storage expense was largely offset by an increase in underground storage revenues. The lower depreciation and amortization resulted from a $3.2 million adjustment to accruals on certain general plant assets and a $3.8 million adjustment related to the RP97-71 settlement rates, partly offset by a $0.5 million increase due to recent capital expenditures, included in the general rate case in Docket No. RP97-71 and the expansion projects placed into service in the last quarter of 1997 and during 1998.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the nine months ended September 30, 1998 were $482 million, compared to $460 million for the nine months ended September 30, 1997. The higher transportation revenues were primarily due to benefits of the expansion projects placed into service in November 1997, new rates to recover costs associated with increased capital expenditures contained in the general rate case in Docket No. RP97-71 placed into effect in May 1997 and the Mobile Bay Expansion placed into service in 1998, and a $2 million adjustment related to RP97-71 settlement rates approved by the FERC in June 1998.

      As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 1998 increased 20.7 trillion British Thermal Units (TBtu) (2.1%) when compared to the same period in 1997. The increased deliveries were mainly due to 39.6 TBtu delivered under the Sunbelt Expansion Project in the first nine months of 1998, offset by lower long-haul transportation deliveries due to milder weather conditions. Transco's production area deliveries for the nine months ended September 30, 1998 decreased 31.0 TBtu (16%) when compared to the same period in 1997 as a result of milder weather conditions.

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

                                                             Nine Months
                                                         Ended September 30,
                                                       -------------------------

Transco System Deliveries (TBtu)                          1998           1997
--------------------------------
                                                       ----------     ----------


Market-area deliveries:

     Long-haul transportation                              651.3          698.0

     Market-area transportation                            369.0          301.6
                                                       ----------     ----------

         Total market-area deliveries                    1,020.3          999.6

Production-area transportation                             166.0          197.0
                                                       ----------     ----------

         Total system deliveries                         1,186.3        1,196.6
                                                       ==========     ==========



Average Daily Transportation Volumes (TBtu)                  4.3            4.4

Average Daily Firm Reserved Capacity (TBtu)                  6.4            5.5


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

     Transco's operating revenues for the nine months ended September 30, 1998 related to its sales services, including cash out sales in settlement of gas imbalances, decreased $73.7 million to $402 million, when compared to the same period in 1997. The decrease was primarily due to a lower average gas sales price of $2.12 per dekatherm (Dt) in the first nine months of 1998 versus $2.37 per Dt in 1997 and lower sales volumes. However, this decrease in revenues had no effect on Transco's operating income or net income variances when compared to the prior year because the decrease in revenues was offset by a corresponding decrease in the cost of sales.


                                                            Nine Months
                                                        Ended September 30,
                                                      -------------------------

Gas Sales Volumes (TBtu)                                1998             1997
------------------------
                                                      --------         --------


Long-term sales                                         135.7            149.1

Short-term sales                                         18.3             11.0
                                                      --------         --------

     Total gas sales                                    154.0            160.1
                                                      ========         ========


STORAGE REVENUES

     Transco's operating revenues related to storage services increased $2.0 million to $108.1 million for the nine months ended September 30, 1998 when compared to the same period in 1997. This revenue increase included $4.5 million to recover higher underground storage rates charged by others that is included in operation and maintenance expenses, partly offset by a $1.5 million adjustment related to settlement rates contained in the general rate case in Docket No. RP97-71 approved by the FERC in June 1998 and $1.0 million due primarily to lower storage withdrawals and lower demand charges.

OTHER REVENUES

     Other operating revenues increased $3.7 million to $6.5 million for the nine months ended September 30, 1998 when compared to the same period in 1997, due to new services that began in July 1997 and increased liquids transportation.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At September 30, 1998, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities. Advances due Transco by Williams totaled $459 million.

     On January 16, 1998, Transco issued $200 million of notes that mature in 2005 and $100 million of notes that mature in 2008. Proceeds from these notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for the nine months ended September 30, 1998 were $243.4 million, compared to $168.9 million for the nine months ended September 30, 1997.


                                                                            Nine Months

                                                                         Ended September 30,
                                                                       ----------------------

Capital Expenditures                                                    1998          1997
--------------------
                                                                       --------     ---------

                                                                           (In Millions)


Market-area projects                                                   $            $   64.1
                                                                          79.9

Supply-area projects                                                     113.2          19.4

Maintenance of existing facilities and other projects                     50.3          85.4
                                                                       --------     ---------

      Total capital expenditures                                       $ 243.4       $ 168.9
                                                                       ========     =========



      Transco's capital expenditure budget for 1998 and future capital projects are discussed in its 1997 Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      CROSS BAY PIPELINE PROJECT Subsidiaries of Transco, Duke Energy and KeySpan Energy have formed Cross Bay[SM] Pipeline Company, L.L.C. (Cross Bay). The Cross Bay Pipeline Project is designed to increase natural gas deliveries into the New York City metropolitan area by installing compression and looping to expand Transco's existing Long Beach Lateral by approximately 121 million cubic feet per day (MMcf) of gas per day. Cross Bay is holding an open season from October 15 to November 13, 1998, to solicit customers interested in subscribing to firm transportation capacity under the project. Cross Bay plans to file for FERC approval of the project during the fourth quarter of 1998. The project is targeted to be in service by the 1999-2000 winter heating season. Wholly owned subsidiaries of Transco will operate Cross Bay and have a 37.5% ownership interest.

      FLORIDA PIPELINE PROJECT On October 16, 1998, Transco announced that it is contacting various local, state and federal agencies to obtain information that would enable the company to determine the route for a new natural gas pipeline to provide firm and interruptible transportation service to Florida. The target markets for the pipeline would be new natural gas-fired power generation facilities. At this stage of the planning process it is premature to estimate the size of the pipeline project and the associated capital cost.

      1998 CHEROKEE EXPANSION PROJECT Transco has completed construction of the 1998 Cherokee Expansion Project and commenced firm transportation through the expansion on November 1, 1998. The project is an incremental expansion of Transco's pipeline system in its southern market area which will provide approximately 84 MMcf per day of new firm transportation capacity to serve markets in Georgia.

      MOBILE BAY LATERAL EXPANSION PROJECT On August 1, 1998, Transco placed into service Phase I of the Mobile Bay Lateral Expansion Project which provides new firm transportation capacity of 350 MMcf per day from the outer continental shelf to Transco=s Station 82. Phase II of the project was placed into service on November 9, 1998, increasing the capacity on the existing onshore lateral to Station 85 from 520 MMcf per day to 784 MMcf per day.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required. On October 30, 1998, Transco issued refunds in the amount of $89.5 million, including interest, in connection with the settlement of its general rate case Docket No. RP97-71, which settlement was approved by the FERC by order dated June 12, 1998. The issues not resolved by the settlement are being litigated by the parties before a FERC ALJ. In July 1998, the FERC issued an order modifying its rate of return methodology (see Note 3).

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as it relates to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical,
2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 - 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems are expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Certain non-critical systems may not be compliant by January 1, 2000.

      Testing and validation activities have begun and will continue throughout the process with substantial completion expected by June 30, 1999. Year 2000 test labs are in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the approximate project status, at September 30, 1998, for traditional information technology and non-traditional areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                                  Tested          Untested      Not Compliant

Traditional Information Technology                   8%              31%             61%
Non-Traditional Information Technology              33%              36%             31%

      Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Transco has sent approximately 150 letters and questionnaires to third parties including customers, vendors, service providers, etc. Additional communications are being mailed during the fourth quarter of 1998. Transco is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of September 30, 1998 approximately 59% of the companies contacted have responded and virtually all of those have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Transco will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Transco.

      Transco expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Existing resources will be redeployed, and several previously planned system implementations currently in process are scheduled for completion on or before September 1, 1999, which are expected to lessen possible year 2000 impacts. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

      Although all critical systems over which Transco has control are planned to be compliant and tested before the year 2000, there is a possibility of service interruptions due to non-compliance by third parties. In particular, power failures along the communications network or transportation system would cause service interruptions. This risk should be minimized by the enterprise-wide effort to communicate with and evaluate third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

      Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. While estimates of the total cost of Transco's project continue to be refined, Transco estimates that future costs, including the cost to accelerate system replacements, necessary to complete the project within the schedule described will total approximately $7.5 million. Of this total, approximately $7.4 million will be expensed and the remainder capitalized. This estimate does not include Transco's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. Approximately $0.3 million of costs have been expensed to date. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

      The above contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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




                                             TRANSCONTINENTAL GAS PIPE LINE
                                             CORPORATION (Registrant)




Dated:  November 13, 1998                     By /s/ James C. Bourne
                                              ------------------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)