Form 10-K
period 1998-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1999-03-30
CIK 99250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 1-7584

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           DELAWARE                                    74-1079400
--------------------------------                  --------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

2800 POST OAK BLVD., P. O. BOX 1396, HOUSTON, TEXAS              77251
---------------------------------------------------            ---------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (713) 215-2000
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


          THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AT JANUARY 31, 1999 WAS 100.

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

      The number of full time employees of Transco at December 31, 1998 was 1,416.

      Transco is an indirect wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

      At December 31, 1998, Transco' system had a mainline delivery capacity of approximately 3.8 Bcf <F1> of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.7 Bcf of gas per day. The system is composed of approximately 10,500 miles of mainline and branch transmission pipelines, 45 compressor stations, six storage locations and four processing plants.
Compression facilities at sea level rated capacity total approximately 1.3 million horsepower.

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

<F1> As used in this report,  the term "Mcf" means thousand cubic feet, the term
"MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units, the term "TBtu" means trillion British Thermal Units, the term "Dt" means dekatherm and the term "MDt/d" means thousand dekatherm per day.

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

      Through an agency agreement with Transco, Williams Energy Services Company (WESCO), an affiliate of Transco, manages Transco's jurisdictional merchant gas sales.

      In May 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1998 of the facilities was approximately $504 million. Estimated operating income recorded by Transco for the year ended December 31, 1998 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on
Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order and in August 1997, filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998, Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to Gas Processing, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1998, of the Tilden/McMullen facilities was approximately $69 million, the entirety of which is included in the $504 million net book value for the facilities described in the February 1996 application.

                           MARKETS AND TRANSPORTATION

      Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

      Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's two largest customers in 1998 were Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., which accounted for approximately 9.0 percent and 8.6 percent, respectively, of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

      Transco's total system deliveries for the years 1998, 1997 and 1996 are shown below.

Transco System Deliveries (TBtu)                                    1998             1997             1996
----------------------------------------                        -------------     ------------    ------------

Market-area deliveries
      Long-haul transportation .........................              857.8            940.2           948.9
      Market-area transportation .......................              522.1            438.9           428.1
                                                                -------------     ------------    ------------
      Total market-area deliveries .....................            1,379.9          1,379.1         1,377.0
Production-area transportation .........................              214.0            242.0           260.7
                                                                -------------     ------------    ------------
Total system deliveries ................................            1,593.9          1,621.1         1,637.7
                                                                =============     ============    ============

Average Daily Transportation Volumes (TBtu) ............                4.4              4.4             4.5
Average Daily Firm Reserved Capacity (TBtu) ............                5.8              5.5             5.2


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

                                PIPELINE PROJECTS

      PROJECTS IN SERVICE In 1998, Transco completed construction of, and placed into service, two major projects, the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project. Phase I of the Mobile Bay Lateral Expansion Project, which was placed into service on August 1, 1998, provides new firm transportation capacity of 350 MMcf/d on a new offshore pipeline extending from the outer continental shelf to Transco's Station 82 and 128 MMcf/d of capacity on the existing onshore lateral from Station 82 to Station 85 at Transco's mainline in Choctaw County, Alabama. Phase II of the project, which was placed into service on November 9, 1998, increased capacity onshore by an additional 136 MMcf/d bringing the total Mobile Bay Lateral capacity delivered at Station 85 to 784 MMcf/d. On November 1, 1998, Transco placed into service the Cherokee Expansion Project, an incremental expansion of Transco's system in its southern market area providing approximately 84 MMcf/d of new firm transportation capacity to serve markets in Georgia.

      PINE NEEDLE LNG COMPANY, LLC In February 1997, Pine Needle LNG Company, LLC, which is owned by wholly owned subsidiaries of Transco and several of its major customers, commenced construction of its liquefied natural gas (LNG) storage project in Guilford County, North Carolina. The project will have 4 Bcf of storage capacity and 400 MMcf/d of withdrawal capacity, and is expected to be placed into service on May 1, 1999. The project is estimated to cost approximately $107 million. Wholly owned subsidiaries of Transco will operate the facility and have a 35% ownership interest. Transco expects to make equity investments of approximately $19 million in this project.

      CARDINAL PIPELINE PROJECT In November 1997, the North Carolina Utilities Commission issued an order approving the Cardinal Pipeline Project. Wholly owned subsidiaries of Transco and three of its North Carolina customers will own Cardinal, which will involve the acquisition of the existing 37-mile Cardinal pipeline in North Carolina and construction of an approximately 67-mile extension of the pipeline to new interconnections near Clayton County, North Carolina. This project will provide 140 MMcf/d of additional firm transportation capacity to North Carolina markets and is expected to be placed into service by November 1, 1999. The project is estimated to cost approximately $98 million. Wholly owned subsidiaries of Transco will operate the pipeline and have a 45% ownership interest in the project. Transco expects to make equity investments of approximately $22 million in this project.

      CUMBERLAND PIPELINE PROJECT In December 1997, wholly owned subsidiaries of Transco and AGL Resources Inc. (AGL) formed Cumberland Gas Pipeline Company. Cumberland plans to expand existing pipeline facilities of Transco and AGL northward into Tennessee, establishing a 143-mile pipeline that is expected to provide firm transportation capacity to markets in Georgia and Tennessee by the 2000-2001 winter heating season. Wholly owned subsidiaries of Transco will operate the pipeline facilities and have a 50% ownership interest. Transco estimates that the total cost of this project will be up to $99 million, and expects to make equity investments of up to $24.8 million. Cumberland plans to file for FERC approval of the project during the first quarter of 1999.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 700 MDt/d to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million.

      INDEPENDENCE PIPELINE PROJECT In March 1997, as amended in December 1997, Independence Pipeline Company (Independence) filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's (ANR) existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Independence is expected to provide approximately 916 MMcf/d of firm transportation capacity. In April 1998, Independence notified the FERC that it is revising its expected in-service date from November 1999 to November 2000, reflecting the status of its certificate application and the anticipated time required to construct the pipeline project once it is authorized. Independence is owned equally by wholly owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project.

      In July 1998, the FERC determined that the Independence and MarketLink projects are environmentally related and will be combined into one environmental impact statement.

      CROSS BAY PIPELINE PROJECT Subsidiaries of Transco, Duke Energy and KeySpan Energy have formed Cross BaySM Pipeline Company, L.L.C. (Cross Bay). The Cross Bay Pipeline Project is designed to increase natural gas deliveries into the New York City metropolitan area by installing compression and looping to expand the capacity of Transco's existing Long Beach Lateral by approximately 121 MMcf/d. The project is targeted to be in service in the 2000-2001 time frame. The project is estimated to cost approximately $50 million. Wholly owned subsidiaries of Transco will operate Cross Bay and have a 37.5% ownership interest. Transco expects to make equity investments of approximately $5 million in this project.

      BUCCANEER PIPELINE PROJECT Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer), a wholly owned subsidiary of Transco, announced on March 4, 1999 that it would accept, until March 29, 1999, requests for firm transportation service to be made available on a proposed new natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. Specifically, Buccaneer anticipates that its pipeline system will extend from a point near Transco's Station 82 in Coden, Alabama, across the Gulf of Mexico to the west coast of Florida just north of Tampa. The pipeline would continue onshore in an easterly direction to serve power generation plants and other markets across the central part of the state, and will terminate in Volusia County, Florida. Laterals will be constructed in accordance with market demand. The target in-service date for the project is June 2002. Buccaneer plans to file for FERC approval of the project in August 1999. The capital cost of the project will depend upon the level of market commitment received.

      SOUTHCOAST EXPANSION PROJECT The proposed SouthCoast Expansion Project is expected to create additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). Transco plans to file for FERC approval of the project during the first quarter of 1999. The project has a target in-service date of November 1, 2000. The project is estimated to cost approximately $96 million.

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

                                  SALES SERVICE

      As discussed above, WESCO manages Transco's jurisdictional merchant gas sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Most of these sales are made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

      Transco's gas sales volumes managed by WESCO for the years 1998, 1997 and 1996 are shown below.

Gas Sales Volumes (TBtu)                           1998              1997              1996
------------------------------                 --------------    -------------     -------------
Long-term sales ........................            176.0             192.9             227.9

Short-term sales .......................             25.0              21.8              37.9
                                               --------------    -------------     -------------

       Total gas sales .................            201.0             214.7             265.8
                                               ==============    =============     =============


                          TRANSACTIONS WITH AFFILIATES

      Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
2. Summary of Significant Accounting Policies and 9. Transactions With Major Customers and Affiliates."

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

      ENVIRONMENTAL Transco is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that Transco's pipeline competitors are also subject to similar laws and regulations relating to environmental quality control. Management further believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon its competitive position or earnings. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Contingent Liabilities and Commitments - Environmental Matters."

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

      FERC Order 636 also changed rate design for pipelines. This change has reduced short term risk of cost recovery by pipelines with fully subscribed capacity. However, with slow growth in gas demand and more efficient use of pipeline capacity and increased availability of substitutes for it, the risk of contract non-renewal or capacity turnback has increased. Transco continues to charge rates that are approved by the FERC on a cost of service basis.

      Transco is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. Of the states that Transco operates in, such activity, frequently referred to as ALDC unbundling,@ has been most pronounced in the states of New York, New Jersey, Georgia, and Pennsylvania. New York and New Jersey began establishing LDC unbundling regulations in 1995 and continue to develop regulations regarding LDC unbundling. Georgia enacted an LDC unbundling program in 1997. Pennsylvania is currently considering LDC unbundling and may enact legislation in 1999. In addition, Maryland and Delaware currently have pilot unbundling programs for industrial, commercial, and residential end-users. Management expects these regulations to encourage greater competition in the natural gas marketplace.

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

      As required by such Act, Transco hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Transco in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Transco is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Transco or its subsidiaries or which may be brought against Transco or its subsidiaries, the effect of changes in accounting policies, and conditions of the capital markets Transco utilized to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return, the pace of deregulation in retail natural gas markets, and the resolution of other regulatory matters discussed herein; (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintaining existing markets; (iv) risks and uncertainties related to the year 2000 readiness of Transco, its customers, and its vendors; and (v) risks and uncertainties related to the ability to control costs. In addition, future utilization of pipeline capacity can depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.

ITEM 2. PROPERTIES.

      See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

      GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1998 of the facilities was approximately $504 million. Estimated operating income recorded by Transco for the year ended December 31, 1998 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998 Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to Gas Processing, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1998 of the Tilden/McMullen facilities was approximately $69 million, the entirety of which is included in the $504 million net book value for the facilities described in the February 1996 application.

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

      On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. Transco is appealing the verdict and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco has appealed the court's ruling.

      In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco is alleged to have purchased gas from the field. Transco has filed an answer denying liability for the claim.

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs.

ENVIRONMENTAL MATTERS

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1998, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

      Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under a bank credit agreement and short-term money market facilities and, if required, advances from Williams.

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Transco is also a party to a short-term money market facility, under which it can borrow up to an aggregate of $40 million. At December 31, 1998, there were no outstanding borrowings under the Credit Agreement or the short-term money market facility. Net advances due Transco and its subsidiaries by Williams totaled $416 million.

      On January 16, 1998, Transco issued $200 million of notes that mature on January 15, 2005, and $100 million of notes that mature on January 15, 2008, which pay interest at 6-1/8% and 6-1/4%, respectively, per annum. Proceeds from the notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

CAPITAL EXPENDITURES

      As shown in the table below, Transco's capital expenditures for 1998 included $78 million for market-area projects, primarily for the Cherokee
Expansion Project, $128 million for supply-area projects, primarily for the Mobile Bay Lateral Expansion Project, and $98 million for maintenance of existing facilities and other projects. Transco has budgeted approximately $394 million for 1999 capital expenditures related to expansion projects in the market and supply areas and the maintenance of existing facilities.

                                           Budget                              Actual
                                        --------------    --------------------------------------------------
Capital Expenditures                        1999              1998              1997              1996
--------------------------              --------------    --------------    --------------    --------------
                                                                   (In millions)

Market-Area Projects ............         $   117.1          $   78.2          $  91.8           $   44.5
Supply-Area Projects ............             109.9             127.6             47.7                0.3
Maintenance of Existing Facilities
  and Other Projects ............             166.6              97.9            103.3              233.1
                                        --------------    --------------    --------------    --------------

      Total Capital Expenditures          $   393.6          $  303.7          $ 242.8           $  277.9
                                        ==============    ==============    ==============    ==============

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      ORDER 636 TRANSITION COSTS Transco implemented Order 636 services effective November 1, 1993. Transco does not expect to incur Gas Supply Realignment (GSR) costs associated with its firm sales service. Transco's non-GSR transition costs are anticipated to be insignificant. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Transco does not believe that Order 636 transition costs to be incurred by Transco will have a material adverse effect on its financial position or results of operations.

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

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional and non-traditional information technology areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as it relates to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems are expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Certain non-critical systems may not be compliant by January 1, 2000.

      Testing and validation activities have begun and will continue throughout the process with substantial completion expected by June 30, 1999. Year 2000 test labs are in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the approximate project status, at December 31, 1998, for traditional and non-traditional information technology areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                       Tested       Untested      Not Compliant
                                       ------       --------      -------------
Traditional Information Technology       26%           31%             43%
Non-Traditional Information Technology   50%           23%             27%

      Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Transco has sent approximately 150 letters and questionnaires to third parties including customers, vendors, and service providers. Additional communications are being mailed during 1999. Transco is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of December 31, 1998 approximately 59% of the companies contacted have responded and virtually all of those have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Transco will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Transco.

      Transco expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Transco has a core group of 121 people assigned to this project. This group includes one individual responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 120 part-time representatives responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 36 to 40 employees who are also contributing a portion of their time to the completion of this project. Transco has contracted with an external contractor for a cost of up to $6.0 million for the remediation of Transco's customer service system.

      Several previously planned system implementations currently in process are scheduled for completion on or before September 1, 1999, which are expected to lessen possible year 2000 impacts. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

      Although all critical systems over which Transco has control are planned to be compliant and tested before the year 2000, Transco has identified two areas that would equate to a most-reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide effort to communicate with and evaluate third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

      Initial contingency planning began during 1998; however, significant focus on that phase of the project will not take place until 1999. Guidelines for that process were issued in January 1999 in the form of a formal Business Continuity Plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

      Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Transco currently estimates the total cost of the project, including the cost of accelerating any system replacements, to be approximately $8.0 million. Prior to 1998 and during the first quarter of 1998, Transco conducted the project awareness and inventory/assessment phases of the project and incurred minimal costs. During the second quarter of 1998, $0.1 million was spent on the renovation/replacement and testing/validation phases and on the completion of the inventory/assessment phase. During the third and fourth quarters of 1998, the focus was on the renovation/replacement and testing/validation phases and $2.1 million of costs were incurred. During the first quarter of 1999, renovation/replacement and testing/validation will continue, contingency planning will begin and $2.9 million is expected to be spent. During the second quarter of 1999, the primary focus is expected to shift to testing/validation and contingency planning and $2.4 million is expected to be spent. The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing with $0.5 million expected to be spent. Virtually all of the $2.2 million incurred through December 31, 1998 has been expensed with a minimal amount capitalized. Of the $5.8 million of future costs necessary to complete the project within the schedule described, virtually all costs will be expensed, with minimal capitalization of costs. This estimate does not include Transco's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

      The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

                              RESULTS OF OPERATIONS


1998 COMPARED TO 1997

      NET INCOME AND OPERATING INCOME Transco's net income for 1998 was $135.7 million compared with net income of $111.4 million for 1997. The 1997 results include an after-tax extraordinary gain on reacquired debt of $2.9 million. Excluding this gain, Transco's net income for 1997 would have been $108.5 million. Operating income for 1998 was $273.7 million compared to operating income of $232.0 million for 1997.

      Excluding the extraordinary gain on reacquired debt for 1997, the higher net income of $27.2 million and higher operating income of $41.7 million for 1998 were primarily due to benefits of expansion projects placed into service in 1998 and the fourth quarter of 1997, new services that began in the last half of 1997, the positive impact of an adjustment related to settlement rates contained in the January 1998 Stipulation and Agreement in Transco's general rate case Docket No. RP97-71 approved by the FERC in June 1998 and lower operating expenses, partially offset by the effects of lower interruptible transportation and liquefiables volumes and a $5.4 million credit to the cost of natural gas transportation recorded in 1997 as a result of a settlement related to a prior rate proceeding.

      TRANSPORTATION REVENUES Transco's operating revenues related to its transportation services increased $21 million to $649 million for 1998, when compared to 1997. The higher transportation revenues were primarily due to benefits of the expansion projects placed into service in 1998 and the fourth quarter of 1997 ($26 million), new services that began in the last half of 1997 ($4 million) and an adjustment related to the RP97-71 settlement rates ($4 million), partly offset by the effects of lower interruptible transportation and liquefiables volumes ($11 million).

      Transco's market-area deliveries for 1998 were comparable to 1997. Transco's production-area deliveries for 1998 decreased 28.0 TBtu, or 12%, when compared to 1997, primarily as a result of milder weather conditions.

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

      Through an agency agreement with Transco, Williams Energy Services Company (WESCO), an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations. Transco's operating revenues related to its sales services, including cash out sales in settlement of gas imbalances, decreased $146 million to $525 million for 1998, when compared to 1997. The decrease was primarily due to a lower average gas sales price of $2.10 per Dt for 1998 versus $2.51 per Dt in 1997 and lower sales volumes.

      STORAGE REVENUES Transco's operating revenues related to storage services increased $2 million to $143 million for 1998, when compared to 1997. This revenue increase included $5.8 million to recover higher underground storage rates charged by others that is included in operation and maintenance expense, partly offset by a $1.5 million adjustment related to the RP97-71 settlement rates and a $2.1 million decrease due primarily to lower storage withdrawals and lower demand charges.

      OTHER REVENUES Other operating revenues increased $4.5 million to $8.5 million for 1998 when compared to 1997, due to new services that began in the last half of 1997 and increased liquids transportation.

      OPERATING COSTS AND EXPENSES Excluding the cost of sales and transportation of $568 million and $706 million for 1998 and 1997, respectively, Transco's operating expenses were $22 million lower in 1998 than in 1997. The decrease was primarily due to lower expenses for operation and maintenance, administrative and general, depreciation and amortization and taxes other than income taxes. The lower operation and maintenance expense of $12.4 million was primarily attributable to a $9.2 million decrease in charges from others for the operation of certain Transco facilities, including a $4.1 million adjustment related to the RP97-71 settlement rates; a $1.6 million adjustment in pipe recoating costs, also related to the RP97-71 settlement rates; and lower costs of contractual services ($3.6 million), materials ($3.9 million) and professional services ($1.5 million); partly offset by a $6.0 million increase in underground storage expense. As described above, the increase in underground storage expense was largely offset by an increase in underground storage revenues. The lower administrative and general expense of $3.5 million was primarily due to lower costs of group insurance ($2.6 million) and the employee retirement plan ($1.1 million). The lower depreciation and amortization expense of $6.5 million resulted from a $9.9 million decrease due to lower depreciation rates on offshore transmission facilities, including a $3.8 million adjustment related to the RP97-71 settlement rates, and a $3.2 million decrease on computer software, partly offset by a $6.6 million increase due to plant and property additions. The lower taxes other than income taxes of $2.4 million was primarily due to lower payroll, sales and use taxes.

1997 COMPARED TO 1996

      NET INCOME AND OPERATING INCOME Transco's net income for 1997 was $111.4 million, compared with net income of $95.5 million for 1996. The 1997 results include an after-tax extraordinary gain on reacquired debt of $2.9 million. Excluding this gain, Transco's net income for 1997 would have been $108.5 million. Operating income for 1997 was $232.0 million compared to operating income of $208.6 million for 1996.

      Excluding the extraordinary gain on reacquired debt, the higher net income of $13 million and higher operating income of $23.4 million for 1997 were primarily due to lower operation and maintenance expenses, benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996, new rates in the general rate case in Docket No. RP97-71 effective May 1, 1997 to recover costs associated with increased capital expenditures, expansion projects placed into service in the fourth quarter of 1997, and a $5.4 million credit to cost of natural gas transportation as a result of a settlement related to a FERC Order 94-A rate proceeding. The positive operating income variance was partially offset at the net income level by higher net interest expense of $4.5 million primarily due to interest expense associated with funding of capital projects, partially offset by a greater allowance for funds used during construction of $1 million.

      TRANSPORTATION REVENUES Transco's operating revenues related to transportation services decreased $17 million to $627 million for 1997, when compared to 1996. The lower transportation revenues were primarily due to the effects of having passed through to ratepayers a lower level of reimbursable costs that are recovered in Transco's rates, partly offset by the benefits of the final phase of the Southeast Expansion Projects placed in service in late 1996, expansion projects placed into service in the fourth quarter of 1997, new rates in the general rate case in Docket No. RP97-71 effective May 1, 1997 to recover costs associated with increased capital expenditures, and the effects of a downward adjustment in 1996 to reflect the cost of service settlement in the general rate case in Docket No. RP95-197. The adjustment resulted in lower revenues and lower depreciation and had no impact on operating income.

      Transco's market-area deliveries for 1997 were comparable to 1996. Transco's production-area deliveries for 1997 decreased 23.2 TBtu, or 11%, when compared to 1996. The decreased deliveries were primarily due to milder weather conditions in the first quarter of 1997 as compared to the same period in 1996.

      SALES REVENUES Transco's operating revenues related to its sales services, including cash out sales in settlement of gas imbalances, decreased $136 million to $671 million for 1997, when compared to 1996. The decrease was primarily due to a significantly lower volume of gas sales in Transco's jurisdictional merchant sales services. However, this decrease in revenues had no effect on Transco's operating or net income variances when compared to the prior year since the decrease in revenues was offset by a corresponding decrease in the cost of sales.


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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Transco's interest rate risk exposure results from its debt portfolio which is influenced by short-term rates, primarily LIBOR-based borrowings from commercial banks and the issuance of commercial paper, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in its interest rates, Transco maintains a significant portion of its debt portfolio in fixed rate debt.
        The following tables provide information as of December 31, 1998, about Transco's long-term debt that is subject to interest rate risk. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.


December 31, 1998                                              Expected Maturity Date
-----------------                           --------------------------------------------------------------
                                               1999             2000            2001             2002
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)

Long-term debt, including current portion:
    Fixed rate........................      $       -        $       -       $     200        $     125
      Interest rate...................          7.23%            7.23%           7.25%            7.21%
    Variable rate.....................      $       -        $       -       $       -        $     150
      Interest rate (5.65% for 1998)


December 31, 1998                                              Expected Maturity Date
-----------------                           --------------------------------------------------------------
                                               2003          Thereafter         Total         Fair Value
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)

Long-term debt, including current portion:
    Fixed rate........................      $       -        $     500       $     825        $     841
      Interest rate...................          6.77%            7.17%
    Variable rate.....................      $       -        $       -       $     150        $     150
      Interest rate (5.65% for 1998)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                               -----------------

Report of Independent Auditors ................................       26

Consolidated Balance Sheet ....................................      27-28

Consolidated Statement of Income ..............................        29

Consolidated Statement of Common Stockholder's Equity..........        30

Consolidated Statement of Cash Flows ..........................      31-32

Notes to Consolidated Financial Statements.....................      33-56

                         REPORT OF INDEPENDENT AUDITORS


Transcontinental Gas Pipe Line Corporation
The Board of Directors

      We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP


Tulsa, Oklahoma
February 26, 1999

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------

       ASSETS
Current Assets:
    Cash  .................................................................       $     1,470          $     1,321
    Receivables:
       Trade (Notes 4 and 8) ..............................................            13,889               23,315
       Affiliates .........................................................            10,892                  868
       Advances to affiliates .............................................           416,164              281,454
       State income taxes .................................................             2,725                2,560
       Other ..............................................................             5,075                1,618
    Transportation and exchange gas receivables:
       Affiliates..........................................................             1,370               23,567
       Others..............................................................            56,475               66,825
    Inventories:
       Gas in storage, at LIFO ............................................            35,720               38,160
       Materials and supplies, at lower of average cost or market .........            30,172               29,455
       Gas available for customer nomination ..............................            13,895               16,625
    Deferred income taxes (Note 7) ........................................            99,598               90,672
    Other .................................................................            16,714               17,570
                                                                                -----------------    -----------------
       Total current assets ...............................................           704,159              594,010
                                                                                -----------------    -----------------

Investments, at cost plus equity in undistributed earnings ................             8,915                7,072
                                                                                -----------------    -----------------

Property, Plant and Equipment:
    Natural gas transmission plant ........................................         4,259,502            3,977,620
    Less - Accumulated depreciation and amortization ......................           616,120              477,667
                                                                                -----------------    -----------------
       Total property, plant and equipment, net ...........................         3,643,382            3,499,953
                                                                                -----------------    -----------------

Other Assets ..............................................................           168,495              166,628
                                                                                -----------------    -----------------

                                                                                  $ 4,524,951          $ 4,267,663
                                                                                =================    =================



The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Payables:
       Trade ..............................................................       $    51,147          $    60,941
       Affiliates .........................................................            25,050               44,749
       Other ..............................................................            21,138               29,545
    Transportation and exchange gas payable:
       Affiliates .........................................................               379                  374
       Others .............................................................             8,354               18,033
    Accrued liabilities:
       Federal income taxes payable to affiliate ..........................            26,076               27,686
       Other taxes ........................................................            16,467               20,667
       Interest ...........................................................            20,885               13,087
       Employee benefits ..................................................            51,616               46,644
       Other ..............................................................            41,587               22,510
    Reserve for rate refunds ..............................................           238,403              204,554
                                                                                -----------------    -----------------
       Total current liabilities ..........................................           501,102              488,790
                                                                                -----------------    -----------------

Long-Term Debt, less current maturities (Note 4) ..........................           975,768              837,832
                                                                                -----------------    -----------------

Other Long-Term Liabilities:
    Deferred income taxes (Note 7).........................................           846,306              843,108
    Other .................................................................           139,734              171,586
                                                                                -----------------    -----------------
       Total other long-term liabilities ..................................           986,040            1,014,694
                                                                                -----------------    -----------------

Commitments and contingencies (Note 3) ....................................

Cumulative Redeemable Preferred Stock, without par value: (Note 5)
    Authorized 10,000,000 shares: none issued or outstanding ..............                 -                    -
                                                                                -----------------    -----------------
Cumulative Redeemable Second Preferred Stock, without par value: (Note 5)
    Authorized 2,000,000 shares: none issued or outstanding ...............                 -                    -
                                                                                -----------------    -----------------

Common Stockholder's Equity:
    Common Stock $1.00 par value:
       100 shares authorized, issued and outstanding ......................                 -                    -
    Premium on capital stock and other paid-in capital ....................         1,652,430            1,652,430
    Retained earnings .....................................................           409,611              273,917
                                                                                -----------------    -----------------
       Total common stockholder's equity ..................................         2,062,041            1,926,347
                                                                                -----------------    -----------------

                                                                                  $ 4,524,951          $ 4,267,663
                                                                                =================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                              THOUSANDS OF DOLLARS


                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1998                 1997                 1996
                                                             ----------------     ----------------    -----------------

Operating Revenues:
    Natural gas sales..................................        $   524,822          $   670,879         $   806,691
    Natural gas transportation.........................            648,508              627,301             644,075
    Natural gas storage................................            143,275              141,108             140,745
    Other .............................................              8,531                4,011               3,318
                                                             ----------------     ----------------    -----------------
       Total operating revenues........................          1,325,136            1,443,299           1,594,829
                                                             ----------------     ----------------    -----------------

Operating Costs and Expenses
    Cost of natural gas sales..........................            524,822              670,879             806,690
    Cost of natural gas transportation.................             42,765               34,718              77,369
    Operation and maintenance..........................            172,769              185,175             197,953
    Administrative and general.........................            120,632              124,145             124,094
    Depreciation and amortization (Note 2).............            151,387              157,883             142,301
    Taxes - other than income taxes....................             34,392               36,745              36,471
    Other .............................................              4,632                1,787               1,307
                                                             ----------------     ----------------    -----------------
       Total operating costs and expenses..............          1,051,399            1,211,332           1,386,185
                                                             ----------------     ----------------    -----------------

Operating Income.......................................            273,737              231,967             208,644
                                                             ----------------     ----------------    -----------------

Other (Income) and Other Deductions:
    Interest expense-   affiliates.....................                 45                    2                   -
                    -   other..........................             91,610               71,637              64,305
    Interest income -   affiliates.....................            (27,290)              (9,213)             (5,895)
                    -   other..........................                (92)                 (50)               (569)
    Allowance for equity and borrowed funds used
      during construction (AFUDC)                                   (9,792)              (7,771)             (6,800)
    Miscellaneous other deductions, net                              4,281                2,240               3,447
                                                             ----------------     ----------------    -----------------
       Total other (income) and other deductions                    58,762               56,845              54,488
                                                             ----------------     ----------------    -----------------

    Income before Income Taxes and
      Extraordinary Item...............................            214,975              175,122             154,156
    Provision for Income Taxes (Note 7)................             79,281               66,594              58,613
                                                             ----------------     ----------------    -----------------
    Income before Extraordinary Item...................            135,694              108,528              95,543
    Extraordinary Item - Net Gain on Reacquired
      Debt (Note 4)....................................                  -                2,860                   -
                                                             ----------------     ----------------    -----------------

    Net Income.........................................        $   135,694          $   111,388         $    95,543
                                                             ================     ================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                              THOUSANDS OF DOLLARS



                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1998                 1997                 1996
                                                             ----------------     ----------------    -----------------


Common Stock:
    Balance at beginning and end of period.............        $         -          $         -         $         -
                                                             ----------------     ----------------    -----------------

Premium on Capital Stock and Other Paid-in Capital:
    Balance at beginning and end of period.............          1,652,430            1,652,430           1,652,430
                                                             ----------------     ----------------    -----------------

Retained Earnings:
    Balance at beginning of period.....................            273,917              166,784              84,401
    Add (deduct):
       Net income......................................            135,694              111,388              95,543
       Cash dividends on common stock..................                  -               (4,255)             (4,814)
       Non-cash dividends on common stock..............                  -                    -              (8,346)
                                                             ----------------     ----------------    -----------------

    Balance at end of period...........................            409,611              273,917             166,784
                                                             ----------------     ----------------    -----------------

    Total Common Stockholder's Equity..................        $ 2,062,041          $ 1,926,347         $ 1,819,214
                                                             ================     ================    =================



The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS



                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1998                 1997                 1996
                                                             ----------------     ----------------    -----------------

Cash flows from operating activities:
    Net income.............................................    $   135,694          $   111,388         $    95,543
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Extraordinary item - net gain on reacquired debt....              -               (2,860)                  -
       Depreciation and amortization (Note 2)..............        157,942              164,224             149,359
       Deferred income taxes (Note 7)......................         (5,729)              (7,029)            (44,219)
       Allowance for equity funds used during construction
         (Equity AFUDC)....................................         (7,169)              (5,377)             (4,670)
       Changes in operating assets and liabilities:
          Receivables......................................          7,634               27,487              (3,519)
          Receivables sold.................................        (13,000)                   -                   -
          Transportation and exchange gas receivable.......         32,547                4,619              46,608
          Inventories......................................          4,453              (14,779)            (12,357)
          Payables.........................................        (35,270)             (18,481)            (67,253)
          Transportation and exchange gas payable..........         (9,674)              (8,833)            (50,060)
          Accrued liabilities..............................         26,363               28,047             (40,122)
          Reserve for rate refunds.........................         33,849               31,731             117,188
          Other, net.......................................        (30,594)               5,657              14,874
                                                             ----------------     ----------------    -----------------
             Net cash provided by operating activities.....        297,046              315,794             201,372
                                                             ----------------     ----------------    -----------------

Cash flows from financing activities: (Notes 4 and 5)
    Additions to long-term debt............................        298,343              310,000             549,660
    Retirement of long-term debt...........................       (160,000)            (249,000)           (425,000)
    Debt issue costs.......................................         (2,060)                (253)             (3,378)
    Dividends on common stock..............................              -               (4,255)             (4,814)
                                                             ----------------     ----------------    -----------------
             Net cash provided by financing activities.....        136,283               56,492             116,468
                                                             ----------------     ----------------    -----------------

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS




                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1998                 1997                 1996
                                                             ----------------     ----------------    -----------------

Cash flows from investing activities:
    Property, plant and equipment:
       Additions, net of equity AFUDC......................       (301,078)            (242,202)           (286,084)
       Changes in accounts payable.........................         (2,629)                (594)              8,217
    Sale of assets.........................................              -                    -               2,561
    Advances to affiliates, net............................       (134,710)            (132,958)            (43,997)
    Other, net.............................................          5,237                3,015                 680
                                                             ----------------     ----------------    -----------------
             Net cash used in investing activities.........       (433,180)            (372,739)           (318,623)
                                                             ----------------     ----------------    -----------------

    Net increase (decrease) in cash........................            149                 (453)               (783)
    Cash at beginning of period............................          1,321                1,774               2,557
                                                             ----------------     ----------------    -----------------
    Cash at end of period..................................    $     1,470          $     1,321         $     1,774
                                                             ================     ================    =================

    Supplemental disclosures of cash flow information:
       Cash paid during the year for:
          Interest (exclusive of amount capitalized).......    $    62,287          $    69,657         $    51,483
          Income taxes paid................................         86,862               57,958             175,001
          Income tax refunds received......................            (77)             (11,821)             (1,057)



The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. Corporate Structure and Control.......................................    33
 2. Summary of Significant Accounting Policies............................    33
 3. Contingent Liabilities and Commitments................................    37
 4. Debt, Financing Arrangements and Leases...............................    47
 5. Preferred Stock.......................................................    49
 6. Employee Benefit Plans................................................    49
 7. Income Taxes..........................................................    52
 8. Financial Instruments.................................................    53
 9. Transactions with Major Customers and Affiliates......................    54
10. Quarterly Information (Unaudited).....................................    55

                       1. CORPORATE STRUCTURE AND CONTROL

      Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company (WGP) (formerly Williams Interstate Natural Gas Systems, Inc.). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, Transco was a wholly-owned subsidiary of Williams.

      Transco's Board of Directors declared a non-cash common stock dividend equal to the net book value of the assets transferred to Williams of $8.3 million in 1996.

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

      BASIS OF PRESENTATION The acquisition of Transco Energy Company (TEC) and its subsidiaries, including Transco, by Williams in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

      As a participant in Williams' cash management program, Transco has made advances to Williams. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus a fixed rate of 0.275%.

      Through an agency agreement with Transco, Williams Energy Services Company (WESCO), an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

      PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

      PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

      Depreciation rates used for major regulated gas plant facilities at December 31, 1998, 1997, and 1996 were:

Category of Property                1998                1997           1996
-------------------------        -----------         -----------    -----------

Gathering facilities             2.60%-3.80%         2.60%-3.80%    2.60-3.80%
Storage facilities                  2.50%               2.50%          2.50%
Onshore transmission facilities     2.35%               2.35%          2.35%
Offshore transmission facilities    1.50%               2.25%          2.25%

      Depreciation   of  general   plant  is   provided  on  a  group  basis  at
straight-line rates.

      Under the terms of a settlement in Transco's general rate case in Docket No. RP97-71, which was effective May 1, 1997, Transco agreed to reduce the depreciation rate for offshore transmission facilities. The reduction in the depreciation rate had no effect on operating or net income due to an offsetting reduction in operating revenues, but did result in lower cash flows from operations. The reduction in the rate was recorded in 1998, retroactive to May 1, 1997.

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

      ALLOWANCE FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1998 and 1997, Transco had no allowance for doubtful accounts.

      USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $2.6 million, $2.4 million and $2.1 million for 1998, 1997 and 1996, respectively. The allowance for equity funds was $7.2 million, $5.4 million and $4.7 million for 1998, 1997 and 1996, respectively.

      GAS IN STORAGE Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage.

      GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement  of the  parties  as to the  allocation  of the  gas  volumes,  and as permitted by pipeline operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1998 and 1997.

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

      NEW ACCOUNTING STANDARDS The Financial Accounting Standards Board recently issued three new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS Nos. 131 and 132, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard affected Transco's reported consolidated results of operations, financial position or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This standard is not expected to have any significant effect on Transco's reported consolidated results of operations, financial position or cash flows.

      The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The SOP is not expected to have any significant effect on Transco's reported consolidated results of operations, financial position or cash flows.

      RECLASSIFICATIONS Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement are being litigated by the parties before a FERC Administrative Law Judge (ALJ).

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

      At a prehearing conference, the presiding ALJ adopted a procedural schedule establishing a phased hearing for the rate issues raised by Transco's filing. Phase I of the hearing was limited to the issues of the rate of return and capital structure. Phase II of the hearing was to address the remaining rate issues.

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

      On August 1, 1997, the FERC issued an order modifying the initial decision issued on December 18, 1996 by the ALJ in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC reversed the ALJ's use of the Williams capital structure, and applied a new modified capital structure policy to find that Transco's own capital structure, consisting of 57.58% equity, should be used for developing the rate of return in this proceeding. As to rate of return on equity, the FERC affirmed the overall methodology used by the ALJ in his initial decision, but reversed the ALJ's decision in order to revise the manner in which the long-range growth component of that methodology is determined to be consistent with the FERC's recent decisions on that issue. The order required that Transco make a compliance filing consistent with the revised methodology, stating that refunds will be determined once the FERC rules on that compliance filing. Transco sought rehearing of the FERC's order asserting, among other things, that the FERC's methodology for calculating rates of return is flawed. Other parties in the case also sought rehearing of the FERC's order claiming, among other things, that FERC should not have reversed the ALJ with respect to the issue of the appropriate capital structure for ratemaking purposes.

      On July 29, 1998, the FERC issued an order on rehearing of its August 1, 1997 order. As to capital structure, the FERC vacated its policy formulated in the August 1, 1997 order which favored use of the pipeline's own capital structure if the pipeline's equity ratio falls within the range of the equity ratios of the proxy companies used to determine the pipeline's return on equity. In the July 29, 1998 order, the FERC returned to its traditional policy, under which the pipeline's own capital structure will be used if the pipeline issues its own non-guaranteed debt and has its own bond rating, and if the pipeline's equity ratio is reasonable when compared to the equity ratios approved by the FERC in other proceedings and when compared to those of the proxy companies. Applying its new policy, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC provided a rate of return on equity for Transco of 12.49%. A joint request for rehearing of the July 29, 1998 order was filed with the FERC and, on December 1, 1998, the FERC denied rehearing. On January 29, 1999, most of the same parties that were involved in the joint request for rehearing filed a notice of appeal with the United States Court of Appeals for the District of Columbia. Transco plans to make refunds on March 1, 1999 of approximately $96.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve. Transco believes the remaining reserve is adequate for any additional refunds that may be required and has not made any adjustments to its reserves pending further analysis of the court appeal.

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

      The hearing concerning the Phase II issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. On March 24, 1998, the ALJ in the Phase II hearings issued an initial decision. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. The ALJ's initial decision is subject to review by the FERC.

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

      On August 31, 1998, Transco made a limited NGA Section 4 filing with the FERC to implement firm transportation service on Transco's production area supply laterals in accordance with the option authorized by the FERC's July 3 and December 18, 1996 orders. The filing (Docket No. RP98-381) was protested, and on September 30, 1998, the FERC accepted the filing and suspended its effectiveness until March 1, 1999, subject to further proceedings. On February 24, 1999, the FERC issued an order rejecting the filing, finding that Transco's proposal, as filed, conflicts with certain FERC policies. The FERC indicated that Transco could pursue implementation of firm service on Transco's production area supply laterals to the extent the service is structured in a way that conforms with those policies.

      GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1998 of the facilities was approximately $504 million. Estimated operating income recorded by Transco for the year ended December 31, 1998 associated with the facilities was $15 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited. Pending the outcome of the rehearing request and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application, in February 1998 Transco filed a separate application with the FERC seeking authorization to abandon by conveyance to Gas Processing, Transco's onshore Tilden/McMullen gathering system which is located in Texas. The net book value at December 31, 1998 of the Tilden/McMullen facilities was approximately $69 million, the entirety of which is included in the $504 million et book value for the facilities described in the February 1996 application.

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

      REGULATION OF SHORT TERM NATURAL GAS  TRANSPORTATION  SERVICE  (DOCKET NO.
RM98-10-000) AND REGULATION OF NATURAL GAS TRANSPORTATION SERVICES (DOCKET NO. RM98-12-000) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking
(NOPR) and a Notice of Inquiry (NOI), proposing revisions to, and seeking comments on, its regulatory policies for interstate natural gas transportation service. In the NOPR (Docket No. RM98-10-000), the FERC proposes revisions to its regulations to reflect changes in the market for short-term transportation services on pipelines. The FERC proposes to eliminate cost-based regulation of short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services. Included among the proposed changes are initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies, to require pipelines to auction short-term capacity, to revise the FERC's reporting requirements, to permit pipelines to negotiate rates and terms of service, and to revise certain rate and certificate policies. In the NOI (Docket No. RM98-12-000), the FERC seeks comments on its pricing policies in the existing long-term market and pricing policies for new capacity. The proposed changes are expected to have prospective effects only. Comments on the NOPR and NOI are due on April 22, 1999. Transco will review the NOPR and NOI and provide comments within the required time period.

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

      On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. Transco is appealing the verdict and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgement which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco has appealed the court's ruling.

      In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco is alleged to have purchased gas from the field. Transco has filed an answer denying liability for the claim.

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs.

ENVIRONMENTAL MATTERS

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1998, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

      Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that by the end of the year 2000 the EPA may designate additional new non-attainment areas which might impact Transco's operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and two recently promulgated EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of new air pollution controls on existing sources at certain facilities in order to achieve attainment of air quality standards, including NOx emission reductions, in regions where they are not currently achieved, and anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is completing installation of more cost effective, innovative compressor engine control designs developed by the Company, and it is therefore not possible to precisely determine the control costs pending completion of performance testing and final state approval. The control additions described above, required to comply with current federal Clean Air Act requirements, the 1990 Amendments, and the individual State Implementation Plans (SIP) for NOx reductions, are estimated to cost in the range of $140 million to $180 million by May 2003 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2000 which impact Transco's operations, the cost of additions to property, plant and equipment is expected to increase, but Transco is unable at this time to estimate with any certainty the cost of additions that may be required although it is believed that some of those costs are included in the ranges discussed above. Additionally, the EPA is expected to promulgate new rules regarding Hazardous Air Pollutants (HAPs) by November 2000 which will impose controls in addition to the controls described above. Transco at this time cannot predict with any certainty the exact cost associated with the installation of those controls. The mandated compliance deadline for the HAP controls has been set for November 2003. Transco considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

OTHER COMMITMENTS

      COMMITMENTS FOR CONSTRUCTION Transco has commitments for construction and acquisition of property, plant and equipment of approximately $135 million at December 31, 1998 of which the majority relates to construction materials for pipeline expansion projects.

      EQUITY COMMITMENTS Transco and certain of its subsidiaries have equity funding commitments related to investments in two joint ventures, Pine Needle LNG Company, LLC and Cardinal Extension Company, LLC, of approximately $19 million and $22 million, respectively, at December 31, 1998.

                   4. DEBT, FINANCING ARRANGEMENTS AND LEASES

      LONG-TERM DEBT At December 31, 1998 and 1997, long-term debt issues were outstanding as follows (in thousands):

                                             1998                  1997
                                      ------------------    ------------------

Debentures:
      7.08% due 2026.............      $   200,000           $   200,000
      7.25% due 2026.............          200,000               200,000
                                      ------------------    ------------------
         Total debentures........          400,000               400,000
                                      ------------------    ------------------

Notes:
      8-7/8% due 2002............          125,000               125,000
      Variable rate due 2002.....          150,000               150,000
      6-1/8% due 2005............          200,000                     -
      6-1/4% due 2008............          100,000                     -
      Credit Agreement...........                -               160,000
                                      ------------------    ------------------
         Total notes.............          575,000               435,000
                                      -----------------     ------------------
Total long-term debt issues......          975,000               835,000
      Unamortized debt premium...              768                 2,832
      Current maturities.........                -                     -
                                      ------------------    ------------------

Total long-term debt,
      less current maturities....      $   975,768           $   837,832
                                      ==================    ==================

      Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1998 are as follows (in thousands):

2001:

      7.08% Debentures...........      $   200,000
                                      ==============

2002:

      8-7/8% Note................      $   125,000
      Variable rate note.........          150,000
                                      ==============
         Total...................      $   275,000
                                      ==============


      There are no sinking fund requirements applicable to long-term debt outstanding for the years 1999, 2000 and 2003.

      No property is pledged as collateral under any of the long-term debt issues.

      The 7.08% Debentures mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Because of this option available to the holder, the 7.08% Debentures have been included in the sinking fund or prepayment requirements for the year 2001 in the table above. The 7.08% Debentures have no sinking fund provisions.

      On July 31, 1997, Transco entered into a $150 million, five-year bank agreement, with variable interest rates based on the London Interbank Offered Rate.

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of December 31, 1998, Transco had no outstanding borrowings under this agreement.

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

      In November 1997, Transco entered into interest-rate forward contracts to lock in underlying treasury rates on anticipated long-term debt issuances. The contracts were terminated in January 1998 and the settlement amount of $9.8 million was deferred in Other Assets in the accompanying Consolidated Balance Sheet and is being amortized as an adjustment to interest expense over the terms of the following described notes. On January 16, 1998, Transco issued $200 million of notes that mature on January 15, 2005, and $100 million of notes that mature on January 15, 2008, which pay interest at 6-1/8% and 6-1/4%, respectively, per annum on January 15 and July 15 of each year, beginning July 15, 1998. The effective interest rates for the new issues, including the effects of the forward contract settlements, are 6.225% and 6.323%, respectively. The Notes are not subject to redemption and have no sinking fund provisions. Proceeds from the Notes were used for general corporate purposes, including the repayment of $160 million borrowed under the Credit Agreement.

      SHORT-TERM DEBT Transco is a party to a short-term money market facility, under which it can borrow up to an aggregate of $40 million. Interest rates vary with current market conditions based on the applicable bank rate at the time of the borrowings. During 1998 and 1997, Transco had no outstanding borrowings under this facility.

      RESTRICTIVE COVENANTS At December 31, 1998, none of Transco's debt instruments restrict the amount of dividends distributable.

      SALE OF RECEIVABLES Transco is a party to an agreement that expires on January 28, 2000 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At December 31, 1998 and 1997, interests in these receivables held by the investor were $87 million and $100 million, respectively.

      LEASE OBLIGATIONS Prior to December 23, 1998, Transco had a 20-year lease agreement with Transco Tower Limited for its headquarters building (Transco Tower) which expires in 2004 (Transco Tower lease). On December 23, 1998, Transco assigned and transferred to Laughton, LLC, (Laughton), an affiliate of Transco, all its right, title and interest in the Transco Tower lease and entered into an agreement to sublease the premises from Laughton through March 29, 2003 (Transco Tower sublease). All other terms of the Transco Tower lease are incorporated into the Transco Tower sublease, including sublease agreements between Transco and other parties that also expire in 2004.

      The future minimum lease payments under Transco's various operating leases, including the Transco Tower sublease, net of future minimum sublease receipts under Transco's existing sublease agreements through March 29, 2003, are as follows (in thousands):

                                                Operating Leases
                                   -------------------------------------------
                                   Transco Tower   Other Leases       Total
                                   -------------   ------------   ------------

1999...............................$    23,458     $     3,709    $    27,167
2000...............................     22,413           3,192         25,605
2001...............................     23,963           3,088         27,051
2002...............................     23,918           3,088         27,006
2003...............................      5,978           2,606          8,584
Thereafter.........................          -           7,388          7,388
                                   ------------    ------------    -----------
   Total net minimum obligations...$    99,730     $    23,071     $  122,801
                                   ============    ============    ===========

      The allocation of the Williams purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Transco Tower lease obligation was in excess of fair value. The $53.0 million liability is being amortized over the term of the lease.

      Transco's lease expense was $17.4 million in 1998, $18.0 million in 1997 and $17.0 million in 1996.

                               5. PREFERRED STOCK

      Transco has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which none were outstanding at December 31, 1998 or 1997. Transco has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred stock had been issued at December 31, 1998.

                            6. EMPLOYEE BENEFIT PLANS

PENSION PLAN The following table presents the changes in benefit obligations and plan assets for pension benefits for the years 1998 and 1997. The table also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Balance Sheet as of December 31, 1998 and 1997 (in thousands):

                                                                         1998                1997
                                                                    ----------------    ----------------

Change in benefit obligation:
    Benefit obligation at beginning of year...................        $  237,086          $  197,787
    Service cost..............................................             7,055               6,212
    Interest cost.............................................            16,499              15,808
    Amendments................................................           (35,014)                 -
    Actuarial loss............................................            35,521              25,752
    Benefits paid.............................................           (16,758)             (8,473)
                                                                    ----------------    ----------------
    Benefit obligation at end of year.........................           244,389             237,086
                                                                    ----------------    ----------------

Change in plan assets:
    Fair value of plan assets at beginning of year............           209,396             179,462
    Actual return on plan assets..............................            24,713              27,769
    Employer contributions....................................             7,882              10,638
    Benefits paid.............................................           (16,758)             (8,473)
                                                                    ----------------    ----------------
    Fair value of plan assets at end of year..................           225,233             209,396
                                                                    ----------------    ----------------

Funded status.................................................           (19,156)            (27,690)
Unrecognized net actuarial loss...............................            34,135               5,672
Unrecognized prior service credit.............................           (36,576)             (4,401)
                                                                    ----------------    ----------------
Accrued benefit cost..........................................        $  (21,597)         $  (26,419)
                                                                    ================    ================


      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amount of pension costs deferred at both December 31, 1998 and 1997 was $6.9 million and is expected to be recovered through future rates over the average remaining service period for active employees.

      The following table presents the net pension expense for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                 1998           1997           1996
                                                              -----------    -----------    ------------

Components of net periodic pension expense
    Service cost.......................................        $  7,055       $  6,212       $  5,847
    Interest cost......................................          16,499         15,808         14,240
    Expected return on plan assets.....................         (18,991)       (16,487)       (15,341)
    Amortization of prior service credit...............          (2,839)          (373)          (373)
    Recognized net actuarial loss......................           1,790             77             -
    Regulatory asset deferral..........................            (454)           (47)          (472)
                                                              -----------    -----------    ------------
    Net periodic pension expense.......................        $  3,060       $  5,190       $  3,901
                                                              ===========    ===========    ============

      The following table presents the weighted-average assumptions used to determine the projected benefit obligation for the years 1998 and 1997:

                                                       1998              1997
                                                    ----------        ----------

Weighted-average assumptions as of December 31
    Discount rate..................................     7.0%             7.25%
    Expected return on plan assets.................      10%               10%
    Rate of compensation increase..................       5%                5%


      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Transco participates in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for retired employees of Transco that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases. Cash contributions to the medical trust totaled $10.3 million in 1998, $6.8 million in 1997 and $12.2 million in 1996. Although the actuarially determined cash contributions for each of the three years were comparable, the timing of the actual contributions caused a variance between years.

      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 1998 and 1997 were $54.7 million and $60.7 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

      DEFINED-CONTRIBUTION PLAN Transco employees participate in a Williams defined-contribution plan. Compensation expense of $4.6 million, $3.6 million and $4.5 million was recognized by Transco in 1998, 1997 and 1996, respectively.

      EMPLOYEE STOCK-BASED AWARDS Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

      Williams' employee stock-based awards are accounted for under APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco, beginning with 1996 employee stock-based awards was $133.7 million, $109.4 million and $95.3 million for 1998, 1997 and 1996, respectively. Reported net income was $135.7 million, $111.4 million and $95.5 million for 1998, 1997 and 1996, respectively. Pro forma amounts for 1998 reflect the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provisions. Pro forma amounts for 1997 reflect the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

The following summary reflects stock options related to 1998, 1997 and 1996 (options in thousands):


                                         1998        1997        1996
                                        ------      ------      ------


Options granted..........................  284         546         861
Weighted-average grant date fair value...$8.19       $5.98       $3.92
Options outstanding - December 31........2,055       1,987       1,714
Options exercisable - December 31........1,772       1,465         948

      The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 25 percent (23 percent in 1997 and 24 percent in 1996); risk-free interest rate of 5.3 percent (6.1 percent in 1997 and 6.2 percent in 1996); and a dividend yield of
2.0 percent (2.4 percent in 1997 and 3 percent in 1996).

                                 7. INCOME TAXES

      Following is a summary of the provision for income taxes for 1998, 1997 and 1996 (in thousands):

                                                       1998             1997              1996
                                                   -------------    --------------    -------------

Federal:
     Current.................................      $    75,422      $    68,632       $    88,927
     Deferred................................           (5,056)          (3,041)          (37,613)
                                                   -------------    --------------    -------------
                                                        70,366           65,591            51,314
                                                   -------------    --------------    -------------

State and municipal:
     Current.................................            9,588            4,991            13,905
     Deferred................................             (673)          (3,988)           (6,606)
                                                   -------------    --------------    -------------
                                                         8,915            1,003             7,299
                                                   -------------    --------------    -------------

Provision for income taxes...................      $    79,281      $    66,594       $    58,613
                                                   =============    ==============    =============

      Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

                                                            1998              1997             1996
                                                        --------------    -------------    --------------
Taxes computed by applying the federal statutory rate.  $    75,241       $    61,293      $    53,955
Reclassification of state liability................               -             3,761                -
State and municipal income taxes...................           5,795               652            4,744
Other, net.........................................          (1,755)              888              (86)
                                                        --------------    -------------    --------------

Provision for income taxes.........................     $    79,281       $    66,594      $    58,613
                                                        ==============    =============    ==============

      Significant  components of deferred income tax assets and  liabilities as of  December 31,  1998 and
1997 are as follows (in thousands):



                                                                           1998             1997
                                                                       -------------    -------------

Deferred tax liabilities
-------------------------

Property, plant and equipment....................................      $   883,715      $   878,142
Postretirement benefits..........................................           23,482           23,482
Other ...........................................................           16,678           14,976
                                                                       -------------    -------------
Total deferred tax liabilities...................................          923,875          916,600
                                                                       -------------    -------------


Deferred tax assets
---------------------

Rate refunds.....................................................           93,624           78,464
Accrued liabilities..............................................           47,017           52,540
Deferred revenues................................................            6,547            2,945
State deferred taxes.............................................           29,979           30,215
                                                                       -------------    -------------
Total deferred tax assets........................................          177,167          164,164
                                                                       -------------    -------------

Net deferred tax liabilities.....................................      $   746,708      $   752,436
                                                                       =============    =============

                                         8.  FINANCIAL INSTRUMENTS

      FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 1998 and 1997 are as follows (in thousands):

                                                   Carrying Amount                     Fair Value
                                             -----------------------------    -----------------------------
                                                 1998              1997            1998             1997
                                             ------------     ------------    ------------     ------------

Financial assets:
    Cash and short-term financial assets.    $   417,634      $   282,775     $   417,634      $   282,775
Financial liabilities:
    Long-term debt.......................        975,768          837,832         991,128          851,760



      For cash and short-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

      For Transco's publicly traded long-term debt, estimated fair value is based on quoted market prices at year-end. For Transco's private debt, all at variable interest rates, estimated fair value is equivalent to the carrying amount.

      CREDIT AND MARKET RISK As of December 31, 1998 and 1997, Transco had trade receivables of $14 million and $23 million, respectively. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

      Transco sells, with limited recourse, certain trade receivables. The aggregate limit under the receivables facilities was $100 million at December 31, 1998 and 1997. At December 31, 1998 and 1997, $87 million and $100 million, respectively, of such receivables had been sold. Based on amounts outstanding at December 31, 1998 and 1997 the maximum contractual credit loss under these arrangements is approximately $13 million and $15 million, respectively, but the likelihood of loss is considered to be remote.

               9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

      MAJOR CUSTOMERS The sales, transportation and storage revenues received from Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., the major customers of Transco, were $119.2 million and $113.9 million in 1998, $139.3 million and $131.8 million in 1997 and $158.1 million and $141.4 million in 1996, respectively.

      AFFILIATES Included in Transco's sales and transportation revenues for 1998, 1997, and 1996 are revenues applicable to sales and transportation for affiliates of $81.9 million, $79.2 million and $124.3 million, respectively. The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

      Through an agency agreement with Transco, WESCO manages Transco's jurisdictional merchant gas sales. For the years ended December 31, 1998, 1997 and 1996, included in Transco's cost of sales is $31.0 million, $31.4 million and $34.7 million, respectively, representing agency fees billed to Transco by WESCO under the agency agreement.

      Included in Transco's cost of sales for 1998, 1997 and 1996 is purchased gas cost from affiliates of $317.0 million, $405.1 million and $466.8 million, respectively. All gas purchases are made at market or contract prices.

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

      Also included in Transco's cost of transportation is transportation expense of $4.1 million in 1998, $4.3 million in 1997 and $17.5 million in 1996 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), an affiliate of Transco. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for 1998, 1997 and 1996 were $15.0 million, $14.7 million and $14.5 million, respectively, for such corporate expenses charged by Williams. Management considers the cost of these services to be reasonable.

      Transco has an operating agreement with Williams Field Services (WFS) whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 1998, 1997 and 1996, are $31.4 million, $37.3 million and $35.6 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

                      10. QUARTERLY INFORMATION (UNAUDITED)

      The following summarizes selected quarterly financial data for 1998 and 1997 (in thousands):

                                             First            Second            Third            Fourth
                                          -------------    -------------     -------------    -------------

1998
Operating revenues..................      $   339,371      $   334,246       $   324,135      $   327,384
Operating expenses..................          267,416          263,981           263,541          256,461
                                          -------------    -------------     -------------    -------------
Operating income....................           71,955           70,265            60,594           70,923
Interest expense....................           22,605           22,784            23,769           22,497
Other (income) and deductions, net..           (8,031)          (9,580)          (10,791)          (4,491)
                                          -------------    -------------     -------------    -------------
Income before income taxes..........           57,381           57,061            47,616           52,917
Provision for income taxes..........           21,791           21,701            18,000           17,789
                                          -------------    -------------     -------------    -------------

Net income..........................      $    35,590      $    35,360       $    29,616      $    35,128
                                          =============    =============     =============    =============




                                             First            Second            Third            Fourth
                                          -------------    -------------     -------------    -------------

1997
Operating revenues..................      $   354,514      $   340,098       $   349,454      $   399,233
Operating expenses..................          294,350          287,345           294,166          335,471
                                          -------------    -------------     -------------    -------------
Operating income....................           60,164           52,753            55,288           63,762
Interest expense....................           17,190           16,125            17,935           20,389
Other (income) and deductions, net..           (2,362)          (2,044)           (4,584)          (5,804)
                                          -------------    -------------     -------------    -------------
Income before income taxes and
  extraordinary item................           45,336           38,672            41,937           49,177
Provision for income taxes..........           17,665           14,917            14,923           19,089
                                          -------------    -------------     -------------    -------------
Income before extraordinary item....           27,671           23,755            27,014           30,088
Extraordinary item - net gain on
  reacquired debt...................                -                -                 -            2,860
                                          -------------    -------------     -------------    -------------

Net income..........................      $    27,671      $    23,755       $    27,014      $    32,948
                                          =============    =============     =============    =============


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                       PAGE
                                                                    REFERENCE TO
                                                                     1998 10-K
                                                                    ------------

A.   INDEX

     1.  FINANCIAL STATEMENTS:

         Report of Independent Auditors  -  Ernst & Young LLP            26

         Consolidated Balance Sheet as of December 31,
         1998 and 1997                                                 27-28

         Consolidated Statement of Income for the Years Ended
         December 31, 1998, 1997 and 1996                                29

         Consolidated Statement of Common Stockholder's
         Equity for the Years Ended December 31, 1998, 1997 and 1996     30

         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1998, 1997 and 1996                        31-32

        Notes to Consolidated Financial Statements                     33-56

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

         (2) PLAN OF ACQUISITION, REORGANIZATION ARRANGEMENT, LIQUIDATION OR SUCCESSION

             - Stock  Option  Agreement  dated  as of  December 12,  1994 by and between The Williams Companies, Inc. and Transco Energy Company. (Exhibit 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

         (3)  ARTICLES OF INCORPORATION AND BY-LAWS

             - 1 Second Restated Certificate of Incorporation, as amended, of
                 Transco. (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)

                 a) Certificate of Amendment, dated July 30, 1992, of the Second
                    Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513

                 b) Certificate of Amendment, dated December 22, 1986, of the
                    Second Restated Certificate of Incorporation (Exhibit (10)- 17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                 c) Certificate of Amendment, dated August 5, 1987, of the
                    Second Restated Certificate of Incorporation (Exhibit (10)- 17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

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

             - 4 Amendment  dated  January  26,  1999,  to Second  Amended and
                 Restated Credit Agreement dated as of July 23, 1997 by and among Transco, The Williams Companies, Texas Gas Transmission
                 Corporation,   Northwest    Pipeline  Corporation,    WilTel
                 Communications, LLC, Williams Holdings of Delaware, Inc. and Citibank N.A. as agent and the Banks named therein (Exhibit 4(c) to The Williams Companies Form 10-K for 1998 Commission File Number 1-4174)

         (10)  MATERIAL CONTRACTS

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

         (21)   SUBSIDIARIES OF THE REGISTRANT

         (23)   CONSENT OF INDEPENDENT AUDITORS

         (24)   POWER OF ATTORNEY WITH CERTIFIED RESOLUTION

         (27)   FINANCIAL DATA SCHEDULE

     4. REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1999.

                                                       TRANSCONTINENTAL GAS PIPE
                                                           LINE CORPORATION
                                                             (Registrant)



                           By:                   /s/ JAMES C. BOURNE
                              --------------------------------------------------
                                                     James C. Bourne
                                                        Controller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 29th day of March, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

               SIGNATURE          TITLE
               ---------          -----
        /s/ KEITH E. BAILEY *    Chairman of the Board
       ----------------------
            Keith E. Bailey

        /s/ BRIAN E. O'NEILL *   Director, President and Chief Executive Officer
       -----------------------
            Brian E. O'Neill     (Principal Executive Officer)

   /s/ CUBA WADLINGTON, Jr.*     Director
  ---------------------------
       Cuba Wadlington, Jr.

          /s/ NICK A. BACILE *    Vice President  (Principal Financial Officer)
         ---------------------
              Nick A. Bacile

         /s/ JAMES C. BOURNE *     Controller  (Principal Accounting Officer)
        ----------------------
             James C. Bourne




* By   /s/ JAMES C. BOURNE
---------------------------
           James C. Bourne
           Attorney-in-fact