Form 10-Q
period 1999-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1999-05-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

 THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF MARCH 31, 1999 WAS 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1998 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 1999, and results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1998 Annual Report on Form 10-K and the Year 2000 disclosure contained in this document.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   March 31,              December 31,
                                                                                      1999                    1998
                                                                                -----------------       -----------------

         ASSETS
Current Assets:
     Cash                                                                         $      1,039            $       1,470
     Receivables:
         Affiliates                                                                      2,153                   10,892
         Others                                                                         27,004                   21,689
     Advances to affiliates                                                            352,412                  416,164
     Transportation and exchange gas receivables:
         Affiliates                                                                        576                    1,370
         Others                                                                         35,191                   56,475
     Inventories                                                                        73,893                   79,787
     Deferred income taxes                                                             102,650                   99,598
     Other                                                                              23,018                   16,714
                                                                                -----------------       -----------------
         Total current assets                                                          617,936                  704,159
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              30,112                    8,915
                                                                                -----------------       -----------------

Property, Plant and Equipment :
     Natural gas transmission plant                                                  4,221,137                4,259,502
     Less-Accumulated depreciation and amortization                                    595,503                  616,120
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,625,634                3,643,382
                                                                                -----------------       -----------------

Other Assets                                                                           178,741                  168,495
                                                                                -----------------       -----------------

                                                                                  $  4,452,423            $   4,524,951
                                                                                =================       =================


     The  accompanying  condensed  notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   March 31,            December 31,
                                                                                     1999                   1998
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
        Payables:
            Affiliates                                                           $     37,108           $     25,050
            Others                                                                     81,759                 72,285
        Transportation and exchange gas payables:
            Affiliates                                                                    379                    379
            Others                                                                      7,643                  8,354
        Accrued liabilities                                                           116,746                156,631
        Reserve for rate refunds                                                      161,675                238,403
                                                                                ----------------       ----------------
            Total current liabilities                                                 405,310                501,102
                                                                                ----------------       ----------------

Long-Term Debt, less current maturities                                               975,662                975,768
                                                                                ----------------       ----------------

Other Long-Term Liabilities:
        Deferred income taxes                                                         848,298                846,306
        Other                                                                         125,970                139,734
                                                                                ----------------       ----------------
            Total other long-term liabilities                                         974,268                986,040
                                                                                ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
        Common stock $1.00 par value:
            100 shares authorized, issued and outstanding                                   -                      -
        Premium on capital stock and other paid-in capital                          1,652,430              1,652,430
        Retained earnings                                                             444,753                409,611
                                                                                ----------------       ----------------
            Total common stockholder's equity                                       2,097,183              2,062,041
                                                                                ----------------       ----------------

                                                                                 $  4,452,423           $  4,524,951
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                             ----------------------------------------
                                                                                   1999                   1998
                                                                             -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                         $     148,071          $     132,720
   Natural gas transportation                                                      168,061                164,869
   Natural gas storage                                                              35,002                 38,132
   Other                                                                             3,088                  3,646
                                                                             -----------------      -----------------
        Total operating revenues                                                   354,222                339,367
                                                                             -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                       148,071                132,720
   Cost of natural gas transportation                                               10,984                 10,194
   Operation and maintenance                                                        41,533                 44,394
   Administrative and general                                                       34,631                 29,993
   Depreciation and amortization                                                    40,213                 40,627
   Taxes - other than income taxes                                                   7,848                  9,073
   Other                                                                             1,016                    415
                                                                             -----------------      -----------------
        Total operating costs and expenses                                         284,296                267,416
                                                                             -----------------      -----------------

Operating Income                                                                    69,926                 71,951
                                                                             -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                 18,052                 22,605
   Interest income - affiliates                                                     (5,732)                (6,598)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (855)                (2,019)
   Miscellaneous other deductions, net                                                 840                    582
                                                                             -----------------      -----------------
        Total other deductions                                                      12,305                 14,570
                                                                             -----------------      -----------------

Income before Income Taxes                                                          57,621                 57,381

Provision for Income Taxes                                                          22,479                 21,791
                                                                             -----------------      -----------------

Net Income                                                                   $      35,142          $      35,590
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                         ---------------------------------
                                                                                             1999                1998
                                                                                         -------------       -------------
Cash flows from operating activities:

          Net income                                                                     $   35,142          $   35,590
          Adjustments to reconcile  net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                                  41,332              42,147
              Deferred income taxes                                                          (1,060)             18,729
              Allowance for equity funds used during construction (AFUDC)                      (602)             (1,460)
              Changes in operating assets and liabilities:
                 Receivables                                                                  2,570               8,445
                 Receivables sold                                                             2,000              (7,000)
                 Transportation and exchange gas receivables                                 22,078                (184)
                 Inventories                                                                  5,894              16,647
                 Payables                                                                    27,393             (25,974)
                 Transportation and exchange gas payables                                      (711)             (2,026)
                 Accrued liabilities                                                        (39,453)            (31,944)
                 Reserve for rate refunds                                                   (76,728)             32,675
                 Other, net                                                                 (32,095)            (22,971)
                                                                                         -------------       -------------
                       Net cash provided by (used in)  operating activities                 (14,240)             62,674
                                                                                         -------------       -------------

Cash flows from financing activities:
          Additions to long-term debt                                                            -              298,343
          Retirement of long-term debt                                                           -             (160,000)
          Debt issue costs                                                                       -               (2,060)
          Dividends on common stock                                                              -                   -
                                                                                         -------------       -------------
                       Net cash provided by financing activities                                 -              136,283
                                                                                         -------------       -------------

Cash flows from investing activities:
          Property, plant and equipment:
              Additions, net of equity AFUDC                                                (25,093)            (42,928)
              Changes in accounts payable                                                    (5,861)             (6,825)
          Advances to affiliates, net                                                        63,752            (151,031)
          Other, net                                                                        (18,989)              1,935
                                                                                         -------------       -------------
                       Net cash provided by (used in) investing activities                   13,809            (198,849)
                                                                                         -------------       -------------

Net increase (decrease) in cash                                                                (431)                108
Cash at beginning of period                                                                   1,470               1,321
                                                                                         -------------       -------------
Cash at end of period                                                                    $    1,039          $    1,429
                                                                                         =============       =============

Supplemental disclosures of cash flow information:
          Cash paid during the year for :
              Interest (exclusive of amount capitalized)                                 $  42,385           $   15,999
              Income taxes paid                                                             17,551               18,859

         The  accompanying  condensed  notes  are an  integral  part  of  these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       1. CORPORATE STRUCTURE AND CONTROL

      Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

                            2. BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method. Equity in earnings and losses of unconsolidated affiliates is included in other operating revenues.

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1998 Annual Report on Form 10-K.

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

      Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K other than as described below.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $ 89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in RP95-197 (see discussion below). Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. The ALJ's decision is subject to FERC review. Transco believes the remaining reserve is adequate for any additional refunds that may be required and has not made any adjustments to its reserve pending FERC review.

      GENERAL RATE CASE (DOCKET NO. RP95-197) On July 29, 1998, the FERC issued an order on rehearing of its August 1, 1997 order in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC vacated its policy formulated in the August 1, 1997 order which favored use of the pipeline's own capital structure if the pipeline's equity ratio falls within the range of the equity ratios of the proxy companies used to determine the pipeline's return on equity. In the July 29, 1998 order, the FERC returned to its traditional policy, under which the pipeline's own capital structure will be used if the pipeline issues its own non-guaranteed debt and has its own bond rating, and if the pipeline's equity ratio is reasonable when compared to the equity ratios approved by the FERC in other proceedings and when compared to those of the proxy companies. Applying its new policy, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC approved a rate of return on equity for Transco of 12.49%. A joint request for rehearing of the July 29, 1998 order was filed with the FERC and, on December 1, 1998, the FERC denied rehearing. On January 29, 1999, most of the same parties that were involved in the joint request for rehearing filed a notice of appeal with the United States Court of Appeals for the District of Columbia. Transco made refunds on March 1, 1999 of approximately $96.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve. Transco believes the remaining reserve is adequate for any additional refunds that may be required and has not made any adjustments to its reserve pending further analysis of the court appeal.

      The hearing concerning the Phase II issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. On March 24, 1998, the ALJ in the Phase II hearings issued an initial decision. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal.

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

      On August 31, 1998, Transco made a limited NGA Section 4 filing with the FERC to implement firm transportation service on Transco's production area supply laterals in accordance with the option authorized by the FERC's July 3 and December 18, 1996 orders. The filing (Docket No. RP98-381) was protested, and on September 30, 1998, the FERC accepted the filing and suspended its effectiveness until March 1, 1999, subject to further proceedings. On February 24, 1999, the FERC issued an order rejecting the filing, finding that Transco's proposal, as filed, conflicts with certain FERC policies. The FERC indicated that Transco could pursue implementation of firm service on Transco's production area supply laterals to the extent the service is structured in a way that conforms with those policies. Transco has sought rehearing of the February 24, 1999 order.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor stations, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at March 31, 1999 of the Tilden/McMullen facilities, including the purchase price allocation to Transco, was approximately $68 million. Operating income for the year ended December 31, 1998 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Transco's abandonment authority is effective for one year from the date of issuance of the order. Transco must notify the FERC of the effective date of the abandonment within 10 days of the transfer. Transco and Gas Processing plan to file for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities.

      REGULATION OF SHORT TERM NATURAL GAS TRANSPORTATION SERVICE (DOCKET NO. RM98-10-000) AND REGULATION OF INTERSTATE NATURAL GAS TRANSPORTATION SERVICES (DOCKET NO. RM98-12-000) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) and a Notice of Inquiry (NOI), proposing revisions to, and seeking comments on, its regulatory policies for interstate natural gas transportation service. In the NOPR (Docket No. RM98-10-000), the FERC proposes revisions to its regulations to reflect changes in the market for short-term transportation services on pipelines. The FERC proposes to eliminate cost-based regulation of short-term transportation services and implement regulatory
policies  that  are  intended  to  maximize   competition   in  the   short-term
transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services. Included among the proposed changes are initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies, to require pipelines to auction short-term capacity, to revise the FERC's reporting requirements, to permit pipelines to negotiate rates and terms of service, and to revise certain rate and certificate policies. In the NOI (Docket No. RM98-12-000), the FERC seeks comments on its pricing policies in the existing long-term market and pricing policies for new capacity. The proposed changes are expected to have prospective effects only. On April 22, 1999, Williams filed comments on the NOPR and NOI. In general, Williams comments were supportive of the FERC's initiatives, particularly to the extent that such initiatives would result in a more competitive, market-based environment.

LEGAL PROCEEDINGS

      OTHER LITIGATION In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries, including
Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1998 Annual Report on Form 10-K, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of March 31, 1999, Transco had no outstanding borrowings under this agreement.

SHORT-TERM DEBT

      Transco is a party to a short-term money market facility under which it can borrow up to $40 million. Interest rates vary with current market conditions based on the applicable bank rate at the time of the borrowings. As of March 31, 1999, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 28, 2000 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At March 31, 1999 and December 31, 1998, interests in these receivables held by the investor were $89 million and $87 million, respectively.

ITEM 2.       MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1998 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the three months ended March 31, 1999 was $35.1 million compared to net income of $35.6 million for the three months ended March 31, 1998. Operating income for the three months ended March 31, 1999 was $69.9 million compared to $72.0 million for the three months ended March 31, 1998. The lower operating income of $2.1 million was primarily the result of lower gas storage revenues and higher administrative and general expense, partially offset by lower operation and maintenance expense and lower taxes other than income taxes. The decrease in net income was attributable to the decreased operating income, partially offset by lower interest expense.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the three months ended March 31, 1999 were $168 million, compared to $165 million for the three months ended March 31, 1998. The higher transportation revenues were primarily due to a higher level of reimbursable costs that are included in operating expenses and recovered in Transco's rates.

      As shown in the table below, Transco's total market-area deliveries for the three months ended March 31, 1999 increased 25.1 trillion British Thermal Units (TBtu) (6.5%) when compared to the same period in 1998. The increased deliveries were mainly due to higher deliveries under the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project in the first three months of 1999, along with slightly higher long-haul transportation deliveries. Transco's production area deliveries for the three months ended March 31, 1999 decreased 3.7 TBtu (7.6%) when compared to the same period in 1998 as a result of milder weather conditions.

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

                                                        Three Months
                                                       Ended March 31,
                                                   -------------------------

Transco System Deliveries (TBtu)                      1999           1998
--------------------------------                   ----------     ----------


Market-area deliveries:
     Long-haul transportation                         235.6          233.0
     Market-area transportation                       176.4          153.9
                                                   ----------     ----------
         Total market-area deliveries                 412.0          386.9
Production-area transportation                         44.7           48.4
                                                   ----------     ----------
         Total system deliveries                      456.7          435.3
                                                   ==========     ==========



Average Daily Transportation Volumes (TBtu)             5.1            4.8
Average Daily Firm Reserved Capacity (TBtu)             6.0            5.9


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

     Through an agency agreement with Transco, WESCO, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations. Transco's operating revenues for the three months ended March 31, 1999 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $15.4 million to $148 million, when compared to the same period in 1998. The increase was primarily due to higher cash out sales related to the settlement of imbalances and higher sales volumes, partially offset by a lower average gas sales price of $1.76 per dekatherm (Dt) in the first three months of 1999 versus $2.18 per Dt in 1998.

                                                           Three Months
                                                         Ended March 31,
                                                     -------------------------
Gas Sales Volumes (TBtu)                               1999             1998
------------------------                             --------         --------

Long-term sales                                        51.5             40.5
Short-term sales                                        4.1              9.0
                                                     --------         --------
     Total gas sales                                   55.6             49.5
                                                     ========         ========

STORAGE REVENUES

     Transco's operating revenues related to storage services decreased $3.1 million to $35.0 million for the three months ended March 31, 1999 when compared to the same period in 1998. This revenue decrease included a $2.0 million decrease due to lower underground storage rates charged by others that is included in operation and maintenance expenses and a $1.1 million decrease primarily due to lower storage demand charges.

OTHER REVENUES

     Other operating revenues decreased $0.6 million to $3.1 million for the three months ended March 31, 1999 when compared to the same period in 1998, due to lower Parking and Borrowing Service revenues, partially offset by increased liquids transportation.

OPERATING COSTS AND EXPENSES

      Excluding the cost of sales and transportation of $159 million for the three months ended March 31, 1999 and $143 million for the comparable period in 1998, Transco's operating expenses for the three months ended March 31, 1999, were approximately $1 million higher than the comparable period in 1998. This increase was primarily attributable to higher administrative and general expense, partially offset by lower operation and maintenance expense and lower taxes other than income taxes. The higher administrative and general expense was primarily attributable to higher professional services expense ($1.8 million), building rent ($0.6 million) and labor ($0.7 million), along with a $1.1 million increase in Gas Research Institute charges that were offset by a corresponding revenue increase reflecting the pass through of such costs to customers. The lower operation and maintenance expense resulted from a $1.5 million decrease in charges from others for the operation of certain Transco facilities and a $1.7 million decrease in underground storage rates charged to Transco by others. The lower taxes other than income taxes of $1.2 million was due to an adjustment to a prior year estimate for franchise and sales and use taxes.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At March 31, 1999, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities. Net advances due Transco and its subsidiaries by Williams totaled $352 million.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for the three months ended March 31, 1999 were $31.0 million, compared to $49.8 million for the three months ended March 31, 1998.

                                                                           Three Months
                                                                          Ended March 31,
                                                                       ----------------------
Capital Expenditures                                                    1999          1998
--------------------                                                   ---------    ---------
                                                                           (In Millions)
Market-area projects                                                   $    5.2     $    9.6
Supply-area projects                                                        1.3         25.5
Maintenance of existing facilities and other projects                      24.5         14.7
                                                                       ---------    ---------
      Total capital expenditures                                       $   31.0     $   49.8
                                                                       =========    =========

      Transco's capital expenditures budget for 1999 and future capital projects are discussed in its 1998 Annual Report on Form 10-K. The following describes significant developments related to those projects and any new projects proposed by Transco.

      BUCCANEER PIPELINE PROJECT Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer), a wholly owned subsidiary of Transco, announced in April 1999 that it has received, in the aggregate, long-term nonbinding nominations in excess of
1.3 billion cubic feet per day for pipeline capacity on a proposed new natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. The target in-service date for the project is June 2002. Buccaneer plans to file for FERC approval of the project in the third quarter of 1999. The capital cost of the project will depend upon the level of firm market commitment received.

      SOUTHCOAST EXPANSION PROJECT In April 1999, Transco filed an application with the FERC for its approval of the SouthCoast Expansion Project, which is designed to create additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has a target in-service date of November 1, 2000. The project is estimated to cost approximately $108 million.

      CUMBERLAND PIPELINE PROJECT Cumberland Gas Pipeline Company, a partnership between wholly owned subsidiaries of Transco and AGL Resources Inc., has decided not to pursue its pipeline project at this time. In lieu of the project, Transco intends to expand the capacity of its North Georgia extension as part of the SouthCoast Expansion Project in order to meet the firm transportation service requirements of its shippers.

      SUNDANCE EXPANSION PROJECT In April 1999, Transco announced its Sundance Expansion Project, which would create additional firm transportation capacity from Transco's Station 65 in Louisiana to Station 165 in Virginia. The project has a target in-service date of April 2002.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1998 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required. On March 1, 1999 Transco issued refunds in the amount of $96.0 million, including interest, under Docket No. RP95-197 (see Note 3).

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional and non-traditional information technology areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems are expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Certain non-critical systems may not be compliant by January 1, 2000.

      Testing and validation activities have begun and will continue throughout the process with substantial completion expected by June 30, 1999. Year 2000 test labs are in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the approximate project status, at March 31, 1999, for traditional and non-traditional information technology areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                         Tested     Untested      Not Compliant
                                         ------     --------      -------------
Traditional Information Technology         59%          7%             34%
Non-Traditional Information Technology     77%         18%              5%

      Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Transco has sent approximately 3,146 letters and questionnaires to third parties including customers, vendors, and service providers. Additional communications are being mailed during the second quarter of 1999. Transco is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of March 31, 1999 approximately 14% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Transco will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Transco.

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

      Initial contingency planning began during 1998. Significant focus on that phase of the project is taking place in 1999. Guidelines for that process were issued in January 1999 in the form of a formal Business Continuity Plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

      Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Transco currently estimates the total cost of the project, including the cost of accelerating any system replacements, to be approximately $7.9 million. The $7.9 million has been or is expected to be spent as follows:

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

     During   the   first   quarter   of   1999,   renovation/replacement   and
     testing/validation continued, contingency planning began and $2.0 million was expended.

     During the second quarter of 1999, the primary focus is expected to shift to testing/validation and contingency planning and $3.2 million is expected to be spent.

     The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing with $0.5 million expected to be spent.

      Virtually all of the $4.2 million incurred through March 31, 1999 has been expensed with a minimal amount capitalized. Of the $3.7 million of future costs necessary to complete the project within the schedule described, virtually all costs will be expensed, with minimal capitalization of costs. This estimate does not include Transco's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  May 14, 1999                          By /s/ James C. Bourne
                                              ----------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)