Form 10-Q
period 1999-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1999-08-16
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                      NONE
              (FORMER NAME,FORMER ADDRESS AND FORMER FISCAL YEAR,
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

 THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF JUNE 30, 1999 WAS 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 1999, and results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1998 Annual Report on Form 10-K, 1999 First Quarter Report on Form 10-Q and Year 2000 disclosure contained in this document.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      1999                    1998
                                                                                -----------------       -----------------
         ASSETS
Current Assets:
     Cash                                                                         $      1,353            $       1,470
     Receivables:
         Affiliates                                                                        869                   10,892
         Others                                                                         36,444                   21,689
     Advances to affiliates                                                            411,888                  416,164
     Transportation and exchange gas receivables:
         Affiliates                                                                        878                    1,370
         Others                                                                         36,507                   56,475
     Inventories                                                                        90,619                   79,787
     Deferred income taxes                                                             110,417                   99,598
     Other                                                                              20,294                   16,714
                                                                                -----------------       -----------------
         Total current assets                                                          709,269                  704,159
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              30,829                    8,915
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,252,801                4,259,502
     Less-Accumulated depreciation and amortization                                    630,393                  616,120
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,622,408                3,643,382
                                                                                -----------------       -----------------

Other Assets                                                                           180,198                  168,495
                                                                                -----------------       -----------------

                                                                                  $  4,542,704            $   4,524,951
                                                                                =================       =================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   June 30,              December 31,
                                                                                     1999                   1998
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
        Payables:
            Affiliates                                                           $     74,405           $     25,050
            Others                                                                     77,639                 72,285
        Transportation and exchange gas payables:
            Affiliates                                                                    377                    379
            Others                                                                      9,928                  8,354
        Accrued liabilities                                                           138,721                156,631
        Reserve for rate refunds                                                      141,051                238,403
                                                                                ----------------       ----------------
            Total current liabilities                                                 442,121                501,102
                                                                                ----------------       ----------------

Long-Term Debt, less current maturities                                               975,554                975,768
                                                                                ----------------       ----------------

Other Long-Term Liabilities:
        Deferred income taxes                                                         857,458                846,306
        Other                                                                         120,977                139,734
                                                                                ----------------       ----------------
            Total other long-term liabilities                                         978,435                986,040
                                                                                ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
        Common stock $1.00 par value:
            100 shares authorized, issued and outstanding                                   -                      -
        Premium on capital stock and other paid-in capital                          1,652,430              1,652,430
        Retained earnings                                                             494,164                409,611
                                                                                ----------------       ----------------
            Total common stockholder's equity                                       2,146,594              2,062,041
                                                                                ----------------       ----------------

                                                                                 $  4,542,704           $  4,524,951
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                           June 30
                                                                           ----------------------------------------
                                                                                 1999                   1998
                                                                           -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                       $     168,277          $     143,237
   Natural gas transportation                                                    185,656                156,011
   Natural gas storage                                                            33,891                 33,990
   Other                                                                           2,491                  1,202
                                                                           -----------------      -----------------
        Total operating revenues                                                 390,315                334,440
                                                                           -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                     168,277                143,238
   Cost of natural gas transportation                                             10,657                 10,758
   Operation and maintenance                                                      40,776                 38,346
   Administrative and general                                                     32,933                 31,396
   Depreciation and amortization                                                  40,174                 31,155
   Taxes - other than income taxes                                                 9,161                  8,713
   Other                                                                             756                    375
                                                                           -----------------      -----------------
        Total operating costs and expenses                                       302,734                263,981
                                                                           -----------------      -----------------

Operating Income                                                                  87,581                 70,459
                                                                           -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                               13,875                 22,784
   Interest income - affiliates                                                   (5,662)                (7,045)
   Allowance for equity and borrowed funds used during construction (AFUDC)       (1,139)                (2,654)
   Miscellaneous other deductions, net                                               879                    313
                                                                           -----------------      -----------------
        Total other deductions                                                     7,953                 13,398
                                                                           -----------------      -----------------

Income before Income Taxes                                                        79,628                 57,061

Provision for Income Taxes                                                        30,217                 21,701
                                                                           -----------------      -----------------

Net Income                                                                 $      49,411          $      35,360
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                      Six months ended
                                                                                           June 30
                                                                           ----------------------------------------
                                                                                 1999                   1998
                                                                           -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                       $     316,348          $     275,957
   Natural gas transportation                                                    353,717                320,880
   Natural gas storage                                                            68,893                 72,122
   Other                                                                           5,579                  4,849
                                                                           -----------------      -----------------
        Total operating revenues                                                 744,537                673,808
                                                                           -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                     316,348                275,958
   Cost of natural gas transportation                                             21,641                 20,952
   Operation and maintenance                                                      82,309                 82,740
   Administrative and general                                                     67,564                 61,389
   Depreciation and amortization                                                  80,387                 71,782
   Taxes - other than income taxes                                                17,009                 17,786
   Other                                                                           1,772                    790
                                                                           -----------------      -----------------
        Total operating costs and expenses                                       587,030                531,397
                                                                           -----------------      -----------------

Operating Income                                                                 157,507                142,411
                                                                           -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                               31,927                 45,389
   Interest income - affiliates                                                  (11,394)               (13,643)
   Allowance for equity and borrowed funds used during construction (AFUDC)       (1,994)                (4,673)
   Miscellaneous other deductions, net                                             1,719                    896
                                                                           -----------------      -----------------
        Total other deductions                                                    20,258                 27,969
                                                                           -----------------      -----------------

Income before Income Taxes                                                       137,249                114,442

Provision for Income Taxes                                                        52,696                 43,492
                                                                           -----------------      -----------------

Net Income                                                                 $      84,553          $      70,950
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                     June 30
                                                                                         ---------------------------------
                                                                                             1999                1998
                                                                                         -------------       -------------

Cash flows from operating activities:
          Net income                                                                     $   84,553          $   70,950
          Adjustments to reconcile  net income to net cash provided by operating activities:
              Depreciation and amortization                                                  82,835              74,572
              Deferred income taxes                                                             334               2,243
              Allowance for equity funds used during construction (AFUDC)                    (1,389)             (3,410)
              Changes in operating assets and liabilities:
                 Receivables                                                                 (4,586)             11,916
                 Receivables sold                                                             1,000             (12,000)
                 Transportation and exchange gas receivables                                 20,460              (2,499)
                 Inventories                                                                (10,832)             (5,825)
                 Payables                                                                    61,460             (11,290)
                 Transportation and exchange gas payables                                     1,572              (2,448)
                 Accrued liabilities                                                        (17,631)             32,302
                 Reserve for rate refunds                                                   (97,352)             70,603
                 Other, net                                                                 (36,394)            (27,207)
                                                                                         -------------       -------------
                       Net cash provided by operating activities                             84,030             197,907
                                                                                         -------------       -------------

Cash flows from financing activities:
          Additions to long-term debt                                                            -              298,343
          Retirement of long-term debt                                                           -             (160,000)
          Debt issue costs                                                                       -               (2,060)
                                                                                         -------------       -------------
                       Net cash provided by financing activities                                 -              136,283
                                                                                         -------------       -------------

Cash flows from investing activities:
          Property, plant and equipment:
              Additions, net of equity AFUDC                                                (62,762)           (144,597)
              Changes in accounts payable                                                    (6,750)             (9,596)
          Advances to affiliates, net                                                         4,275            (183,788)
          Other, net                                                                        (18,910)              3,458
                                                                                         -------------       -------------
                       Net cash used in investing activities                                (84,147)           (334,523)
                                                                                         -------------       -------------

Net decrease in cash                                                                           (117)               (333)
Cash at beginning of period                                                                   1,470               1,321
                                                                                         -------------       -------------
Cash at end of period                                                                    $    1,353          $      988
                                                                                         =============       =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
          Interest (exclusive of amount capitalized)                                     $   53,478          $   24,659
          Income taxes paid                                                                  42,459              25,367
          Income tax refunds received                                                            -                  (77)


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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q.

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

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K or 1999 First Quarter Report on Form 10-Q other than as described below.

RATE AND REGULATORY MATTERS

      GENERAL RATE CASE (DOCKET NO. RP97-71) On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, documenting a settlement with all of the active parties in this proceeding. The settlement resolved all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in RP95-197 (see discussion below). Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. The ALJ's decision is subject to FERC review. Transco believes the remaining reserve is adequate for any additional refunds that may be required and has not made any adjustments to its reserve pending FERC review.

         GENERAL  RATE CASE (DOCKET NO.  RP95-197)  On July 29,  1998,  the FERC
issued an order on rehearing of its August 1, 1997 order in the Phase I proceeding determining the capital structure and rate of return for Transco. As to capital structure, the FERC vacated its policy formulated in the August 1, 1997 order which favored use of the pipeline's own capital structure if the pipeline's equity ratio falls within the range of the equity ratios of the proxy companies used to determine the pipeline's return on equity. In the July 29, 1998 order, the FERC returned to its traditional policy, under which the pipeline's own capital structure will be used if the pipeline issues its own non-guaranteed debt and has its own bond rating, and if the pipeline's equity ratio is reasonable when compared to the equity ratios approved by the FERC in other proceedings and when compared to those of the proxy companies. Applying its new policy, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC approved a rate of return on equity for Transco of 12.49%. A joint request for rehearing of the July 29, 1998 order was filed with the FERC and, on December 1, 1998, the FERC denied rehearing. On January 29, 1999, most of the same parties that were involved in the joint request for rehearing filed a notice of appeal with the United States Court of Appeals for the District of Columbia (D.C. Circuit Court). Transco made refunds on March 1, 1999 of approximately $96.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve. During the first half of 1999, Transco engaged in an analysis of the court appeal and, particularly, its likely results. Based on developments in regulatory proceedings in the second quarter of 1999 involving Transco and others, and advice recently received from counsel, Transco adjusted its remaining reserve for rate refunds ($28.1 million of principal and $5.9 million of interest) in the second quarter of 1999 to take into account the FERC's revised rate of return methodology as applied in the July 29, 1998, and December 1, 1998 orders.

      On March 24, 1998, the ALJ issued an initial decision on the Phase II issues not resolved by the June 19, 1996 and October 9, 1996 settlement agreements in this docket, as well as, in Transco's roll-in proposal filed in Docket No. RP97-71. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties have filed requests for rehearing of the FERC's April 16, 1999 order.

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

      PRODUCTION AREA RATE DESIGN (DOCKET NOS. RP92-137, RP93-136 AND RP98-381) On August 31, 1998, Transco made a limited NGA Section 4 filing with the FERC to implement firm transportation service on Transco's production area supply laterals in accordance with the option authorized by the FERC's July 3 and December 18, 1996 orders in Docket Nos. RP92-137 and RP93-136. The filing (Docket No. RP98-381) was protested, and on September 30, 1998, the FERC accepted the filing and suspended its effectiveness until March 1, 1999, subject to further proceedings. On February 24, 1999, the FERC issued an order rejecting the filing, finding that Transco's proposal, as filed, conflicts with certain FERC policies. The FERC indicated that Transco could pursue implementation of firm service on Transco's production area supply laterals to the extent the service is structured in a way that conforms with those policies. Transco sought rehearing of the February 24, 1999 order and on July 29, 1999, the FERC issued an order denying all requests for rehearing in this proceeding. As a result, Transco's production area supply lateral service remains unchanged.

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

      On June 1, 1998, the FERC issued a Notice of Inquiry (NOI) into alternative methods for regulating natural gas pipeline facilities and services on the outer continental shelf. The purpose of the NOI was to generate public comment that will assist the FERC in exploring possible alternatives to the FERC's current test used to determine whether offshore pipeline facilities and services should be subject to the FERC's Natural Gas Act jurisdiction.

      On June 30, 1999, informed by the comments submitted in response to the NOI, the FERC issued a Notice of Proposed Rulemaking (NOPR), which proposes regulatory requirements under the Outer Continental Shelf Lands Act (OCSLA) to ensure that gas is transported on an open and nondiscriminatory basis through pipelines located on the OCS. The proposed regulations will apply both to NGA-jurisdictional and NGA-exempt offshore gas transportation service providers, and will require that those OCS gas transportation service providers, subject to certain exemptions, make available information regarding their affiliations and the conditions under which service is rendered. These proposed reporting requirements are intended by FERC to assure that open access and nondiscriminatory conditions of service, including nondiscriminatory rates, exist for shippers using OCS facilities. The FERC is seeking comments from interested persons on the regulations proposed in the NOPR.

      Also on June 30, 1999, the FERC modified, in a case involving Sea Robin Pipeline Company, the test that the FERC will use to determine the jurisdictional status of OCS pipeline systems. In the Sea Robin case, the FERC determined that in assessing the jurisdictional status of offshore facilities, the location of gas processing plants will not be afforded greater significance than other factors used in the test. In addition, the FERC determined that the location of a collection facility, where gas is delivered by several relatively small diameter lines for aggregation and preparation for further delivery onshore through a single larger diameter pipeline, will be given considerable weight for determining the demarcation point between gathering and jurisdictional transportation on the OCS. The FERC stated that it will use this modified test, and any additional refinements that the FERC may develop to further adapt the test to the physical characteristics of moving gas across the OCS, to determine the jurisdictional status of the OCS pipeline systems.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) Pending the outcome of the October 1996 rehearing request on the gathering facilities spin-down order and in an effort to expedite abandonment of at least a portion of the facilities included in the February 1996 application discussed above, Transco filed an application with the FERC in February 1998 seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at June 30, 1999 of the Tilden/McMullen facilities was approximately $68 million, the entirety of which is included in the $504 million net book value for the gathering facilities described in the February 1996 application discussed above. Operating income for the year ended December 31, 1998 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Transco's abandonment authority is effective for one year from the date of issuance of the order. Transco must notify the FERC of the effective date of the abandonment within 10 days of the transfer. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities.

ENVIRONMENTAL MATTERS

      Transco  received a letter  stating  that the U.S.  Department  of Justice
(DOJ), at the request of the U.S. Environmental Protection Agency (EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws.

      DOJ has offered to discuss settlement of the claim. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations.

      Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of June 30, 1999, Transco had no outstanding borrowings under this agreement.

SHORT-TERM DEBT

      Transco is a party to a short-term money market facility under which it can borrow up to $40 million. Interest rates vary with current market conditions based on the applicable bank rate at the time of the borrowings. As of June 30, 1999, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 28, 2000 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At June 30, 1999 and December 31, 1998, interests in these receivables held by the investor were $88 million and $87 million, respectively.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1998 Annual Report on Form 10-K and in Transco's 1999 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the six months ended June 30, 1999 was $84.6 million compared to net income of $71.0 million for the six months ended June 30, 1998. Operating income for the six months ended June 30, 1999 was $157.5 million compared to $142.4 million for the six months ended June 30, 1998. The higher operating income of $15.1 million was primarily the result of higher transportation revenues discussed below, partially offset by higher administrative and general expense and depreciation expense. The increase in net income was attributable to the increased operating income, as well as, lower net interest expense due primarily to the adjustment to reserves for rate refunds discussed below and rate refunds made in 1998 and early 1999, partially offset by lower allowance for funds used during construction due to lower capital expenditures.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the six months ended June 30, 1999 were $354 million, compared to $321 million for the six months ended June 30, 1998. The higher transportation revenues were primarily due to the positive adjustment to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million), benefits of expansion projects placed into service in 1998 ($9.6 million) and new services begun in 1998 ($2.9 million). This was partly offset by the positive impact of a $4 million adjustment recorded in 1998 related to settlement rates contained in the January 1998 stipulation and agreement in Transco's general rate case Docket No. RP97-71 approved by the FERC in June 1998.

      During the first half of 1999, Transco engaged in an analysis of the court appeal related to Transco's general rate case Docket No. RP95-197 and, particularly, its likely results. Based on developments in regulatory proceedings in the second quarter of 1999 involving Transco and others, and advice recently received from counsel, Transco adjusted its remaining reserve for rate refunds ($28.1 million of principal and $5.9 million of interest) in the second quarter of 1999 to reflect the FERC's revised rate of return methodology as applied in the July 29, 1998, and December 1, 1998 orders.

      As shown in the table below, Transco's total market-area deliveries for the six months ended June 30, 1999 increased 28.7 trillion British Thermal Units
(TBtu) (4.1%) when compared to the same period in 1998. The increased deliveries were mainly due to higher deliveries under the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project in the first six months of 1999. Transco's production area deliveries for the six months ended June 30, 1999 decreased 3.7 TBtu (3.4%) when compared to the same period in 1998 as a result of milder weather conditions.

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

                                                            Six Months
                                                          Ended June 30,
                                                     -------------------------

Transco System Deliveries (TBtu)                        1999           1998
--------------------------------                     ----------     ----------


Market-area deliveries:
     Long-haul transportation                           437.1          450.3
     Market-area transportation                         294.2          252.3
                                                     ----------     ----------
        Total market-area deliveries                    731.3          702.6
Production-area transportation                          104.5          108.2
                                                     ----------     ----------
        Total system deliveries                         835.8          810.8
                                                     ==========     ==========

Average Daily Transportation Volumes (TBtu)               4.6            4.5

Average Daily Firm Reserved Capacity (TBtu)               6.1            6.2


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

     Through an agency agreement with Transco, WESCO, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations. Transco's operating revenues for the six months ended June 30, 1999 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $40.4 million to $316 million, when compared to the same period in 1998. The increase was primarily due to higher cash out sales related to the settlement of imbalances and higher sales volumes, partially offset by a lower average gas sales price of $1.99 per dekatherm (Dt) in the first six months of 1999 versus $2.20 per Dt in 1998.

                                                              Six Months
                                                            Ended June 30,
                                                       -------------------------
Gas Sales Volumes (TBtu)                                 1999             1998
------------------------                               --------         --------

Long-term sales                                          104.2             89.3
Short-term sales                                          17.0             14.7
                                                       --------         --------
     Total gas sales                                     121.2            104.0
                                                       ========         ========

STORAGE REVENUES

     Transco's operating revenues related to storage services decreased $3.2 million to $68.9 million for the six months ended June 30, 1999 when compared to the same period in 1998. This revenue decrease included a $3.9 million decrease due to lower underground storage rates charged by others that is included in operation and maintenance expenses and a $0.8 million decrease primarily due to lower storage demand charges, partly offset by the impact of an adjustment recorded in 1998 to the revenue refund reserve to reflect the actual rates contained in the RP97-71 Settlement Agreement.

OPERATING COSTS AND EXPENSES

      Excluding the cost of sales and transportation of $338 million for the six months ended June 30, 1999 and $297 million for the comparable period in 1998, Transco's operating expenses for the six months ended June 30, 1999, were approximately $14.5 million higher than the comparable period in 1998. This increase was primarily attributable to higher administrative and general expense and higher depreciation expense. The higher administrative and general expense was primarily attributable to higher professional services ($1.2 million), building rent ($1.0 million) and labor ($1.7 million), along with a $0.5 million increase in Gas Research Institute charges that were offset by a corresponding revenue increase reflecting the pass through of such costs to customers. The higher depreciation expense was due to a $3.8 million adjustment related to the RP97-71 settlement rates recorded in 1998, a $3.2 million adjustment on computer software recorded in 1998 and a $1.6 million increase in 1999, primarily due to plant and property additions. Slightly lower operation and maintenance expense was primarily attributable to lower underground storage rates charged by others ($3.7 million), lower professional services ($1.1 million) and lower contractual services ($1.2 million), partly offset by the effects of a $5.7 million adjustment recorded in 1998 related to the RP97-71 settlement rates.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At June 30, 1999, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities. Net advances due Transco and its subsidiaries by Williams totaled $412 million.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures for the six months ended June 30, 1999 were $69.5 million, compared to $154.2 million for the six months ended June 30, 1998.

                                                              Six Months
                                                            Ended June 30,
                                                        ----------------------
Capital Expenditures                                      1999          1998
--------------------                                    --------     ---------
                                                            (In Millions)

Market-area projects                                    $  12.1      $   53.2
Supply-area projects                                        -            78.6
Maintenance of existing facilities and other projects      57.4          22.4
                                                        --------     ---------
      Total capital expenditures                        $  69.5      $  154.2
                                                        ========     =========


      Transco's capital expenditures budget for 1999 and future capital projects are discussed in its 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      PINE NEEDLE LNG COMPANY, LLC  In May 1999,  Pine Needle LNG  Company,  LLC
(Pine Needle), which is owned by wholly owned subsidiaries of Transco and several of its major customers, placed its liquefied natural gas (LNG) storage facility into service. The facility, which is located in Guilford County, North Carolina, has 4 billion cubic feet (Bcf) of storage capacity and 400 million cubic feet per day (MMcf/d) of withdrawal capacity. Wholly owned subsidiaries of Transco operate the facility and have a 35% ownership interest.

      SUNDANCE EXPANSION PROJECT In April 1999, Transco announced its Sundance Expansion Project, which would create additional firm transportation capacity from Transco's Station 65 in Louisiana to Station 165 in Virginia. The non-binding open season for the Sundance Expansion Project ended June 18. Non-binding nominations of approximately 1.3 million dekatherms per day (MMDt/d) were received. The project has a target in-service date of May 2002.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required.

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional and non-traditional information technology areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were
designated   as   critical   and  are  the   major   focus   of  this   project.
Renovation/replacement and testing/validation of critical systems has been completed. While year 2000 date processes have been successfully validated, ongoing testing will continue to ensure data integrity and core functionality. Certain non-critical systems may not be compliant by January 1, 2000.

      Testing and validation activities have been completed and at June 30, 1999, 100% of the critical systems have been fully tested or validated as compliant. Year 2000 test labs are in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant.

      Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Transco has sent approximately 3,146 letters and questionnaires to third parties including customers, vendors, and service providers. Additional communications are being mailed during the third quarter of 1999. Transco is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of June 30, 1999 approximately 17% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Transco will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Transco.

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

      Although all critical systems over which Transco has control are planned to be compliant and tested before the year 2000, Transco has identified two areas that would equate to a most-reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort with and evaluation of third-party compliance plans and by the development of contingency plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. In situations where planned system implementations will not be in service timely or are delayed past an implementation date of September 1, 1999, alternative steps are being taken to make existing systems compliant. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

      Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans have been developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. Transco's contingency plans include manning all operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Transco's compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipeline can be done manually in case there is a loss of telecommunications capability. These plans are subject to on-going review as we continue to assess the readiness of vendors and suppliers, and make changes as appropriate.

      Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Transco currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $7.9 million. This $7.9 million has been or is expected to be spent as follows:

    -Prior to 1998 and during the first quarter of 1998, Transco conducted the project awareness and inventory/assessment phases of the project and incurred minimal costs.

    -During the second quarter of 1998, $0.1 million was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase.

    -The   third   and   fourth    quarters    of   1998,    focused   on   the
     renovation/replacement and testing/validation phases and $2.1 million of costs were incurred.

    -During   the   first   quarter   of   1999,   renovation/replacement   and
     testing/validation continued, contingency planning began and $2.0 million was expended.

    -During  the  second   quarter  of  1999,  the  primary  focus  shifted  to
     testing/validation and contingency planning and $1.3 million was spent.

    -The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing with $2.1 million expected to be spent.

    -Approximately $0.3 million is estimated to be spent during the first two quarters of 2000 for monitoring and problem resolution.

      Virtually all of the $5.5 million incurred through June 30, 1999 has been expensed with a minimal amount capitalized. Of the $2.4 million of future costs necessary to complete the project within the schedule described, virtually all costs will be expensed, with minimal capitalization of costs. This estimate does not include Transco's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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




                                       TRANSCONTINENTAL GAS PIPE LINE
                                       CORPORATION (Registrant)




Dated:  August 12, 1999                By /s/ James C. Bourne
                                       -------------------------------
                                       James C. Bourne
                                       Controller
                                       (Principal Accounting Officer)