Form 10-Q
period 1999-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 1999-11-12
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF SEPTEMBER 30, 1999 WAS 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 1999, and results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1998 Annual Report on Form 10-K, 1999 First and Second Quarter Reports on Form 10-Q and Year 2000 disclosure contained in this document.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                 September 30,            December 31,
                                                                                      1999                    1998
                                                                                -----------------       -----------------

         ASSETS

Current Assets:
     Cash                                                                         $      1,924            $       1,470
     Receivables:
         Affiliates                                                                        571                   10,892
         Others                                                                         20,187                   21,689
     Advances to affiliates                                                            460,399                  416,164
     Transportation and exchange gas receivables:
         Affiliates                                                                      1,590                    1,370
         Others                                                                         30,662                   56,475
     Inventories                                                                        74,798                   79,787
     Deferred income taxes                                                             107,560                   99,598
     Other                                                                              17,628                   16,714
                                                                                -----------------       -----------------
         Total current assets                                                          715,319                  704,159
                                                                                -----------------       -----------------

Long-term advances to affiliates                                                         7,398                        -
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              31,429                    8,915
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,296,682                4,259,502
     Less-Accumulated depreciation and amortization                                    667,720                  616,120
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,628,962                3,643,382
                                                                                -----------------       -----------------

Other Assets                                                                           175,816                  168,495
                                                                                -----------------       -----------------

                                                                                  $  4,558,924            $   4,524,951
                                                                                =================       =================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                             ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Payables:
         Affiliates                                                           $     68,927           $     25,050
         Others                                                                     68,149                 72,285
     Transportation and exchange gas payables:
         Affiliates                                                                    376                    379
         Others                                                                     11,137                  8,354
     Accrued liabilities                                                           127,218                156,631
     Reserve for rate refunds                                                      159,409                238,403
                                                                             ----------------       ----------------
         Total current liabilities                                                 435,216                501,102
                                                                             ----------------       ----------------

Long-Term Debt, less current maturities                                            975,443                975,768
                                                                             ----------------       ----------------

Other Long-Term Liabilities:
     Deferred income taxes                                                         858,538                846,306
     Other                                                                         113,811                139,734
                                                                             ----------------       ----------------
         Total other long-term liabilities                                         972,349                986,040
                                                                             ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
     Common stock $1.00 par value:
         100 shares authorized, issued and outstanding                                   -                      -
     Premium on capital stock and other paid-in capital                          1,652,430              1,652,430
     Retained earnings                                                             523,486                409,611
                                                                             ----------------       ----------------
         Total common stockholder's equity                                       2,175,916              2,062,041
                                                                             ----------------       ----------------

                                                                              $  4,558,924           $  4,524,951
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                        September 30
                                                                           ----------------------------------------
                                                                                 1999                   1998
                                                                           -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                       $     195,715          $     125,576
   Natural gas transportation                                                    152,964                160,753
   Natural gas storage                                                            33,825                 35,993
   Other                                                                           2,147                  1,811
                                                                           -----------------      -----------------
        Total operating revenues                                                 384,651                324,133
                                                                           -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                     195,715                125,576
   Cost of natural gas transportation                                              6,893                 11,938
   Operation and maintenance                                                      41,241                 44,311
   Administrative and general                                                     31,242                 30,852
   Depreciation and amortization                                                  40,268                 39,744
   Taxes - other than income taxes                                                 9,107                  9,305
   Other                                                                             901                  1,815
                                                                           -----------------      -----------------
        Total operating costs and expenses                                       325,367                263,541
                                                                           -----------------      -----------------

Operating Income                                                                  59,284                 60,592
                                                                           -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                               20,282                 23,769
   Interest income - affiliates                                                   (6,640)                (7,241)
   Allowance for equity and borrowed funds used during construction (AFUDC)       (1,479)                (3,316)
   Miscellaneous other (income) deductions, net                                       37                   (236)
                                                                           -----------------      -----------------
        Total other deductions                                                    12,200                 12,976
                                                                           -----------------      -----------------

Income before Income Taxes                                                        47,084                 47,616

Provision for Income Taxes                                                        17,762                 18,000
                                                                           -----------------      -----------------

Net Income                                                                 $      29,322          $      29,616
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                      Nine months ended
                                                                                        September 30
                                                                           ----------------------------------------
                                                                                 1999                   1998
                                                                           -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                       $     512,063          $     401,533
   Natural gas transportation                                                    506,681                481,633
   Natural gas storage                                                           102,718                108,115
   Other                                                                           7,726                  6,660
                                                                           -----------------      -----------------
        Total operating revenues                                               1,129,188                997,941
                                                                           -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                     512,063                401,533
   Cost of natural gas transportation                                             28,534                 32,891
   Operation and maintenance                                                     123,550                127,051
   Administrative and general                                                     98,806                 92,241
   Depreciation and amortization                                                 120,655                111,526
   Taxes - other than income taxes                                                26,116                 27,091
   Other                                                                           2,673                  2,605
                                                                           -----------------      -----------------
        Total operating costs and expenses                                       912,397                794,938
                                                                           -----------------      -----------------

Operating Income                                                                 216,791                203,003
                                                                           -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                               52,209                 69,158
   Interest income - affiliates                                                  (18,034)               (20,884)
   Allowance for equity and borrowed funds used during construction (AFUDC)       (3,473)                (7,989)
   Miscellaneous other deductions, net                                             1,756                    660
                                                                           -----------------      -----------------
        Total other deductions                                                    32,458                 40,945
                                                                           -----------------      -----------------

Income before Income Taxes                                                       184,333                162,058

Provision for Income Taxes                                                        70,458                 61,492
                                                                           -----------------      -----------------

Net Income                                                                 $     113,875          $     100,566
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                            September 30
                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  -------------       -------------

Cash flows from operating activities:
   Net income                                                                     $  113,875          $  100,566
   Adjustments to reconcile  net income to net cash provided by operating activities:
       Depreciation and amortization                                                 124,528             116,413
       Deferred income taxes                                                           4,270              (2,370)
       Allowance for equity funds used during construction (AFUDC)                    (2,414)             (5,845)
       Changes in operating assets and liabilities:
          Receivables                                                                    (31)             18,836
          Receivables sold                                                            13,000             (12,000)
          Transportation and exchange gas receivables                                 25,593               1,589
          Inventories                                                                  4,989               1,603
          Payables                                                                    47,309             (22,994)
          Transportation and exchange gas payables                                     2,780              (6,818)
          Accrued liabilities                                                        (28,470)             23,183
          Reserve for rate refunds                                                   (78,994)            101,929
          Other, net                                                                 (37,726)            (32,377)
                                                                                  -------------       -------------
                Net cash provided by operating activities                            188,709             281,715
                                                                                  -------------       -------------
Cash flows from financing activities:
   Additions to long-term debt                                                            -              298,343
   Retirement of long-term debt                                                           -             (160,000)
   Debt issue costs                                                                       -               (2,060)
                                                                                  -------------       -------------
                Net cash provided by financing activities                                 -              136,283
                                                                                  -------------       -------------
Cash flows from investing activities:
   Property, plant and equipment:
       Additions, net of equity AFUDC                                               (108,590)           (233,807)
       Changes in accounts payable                                                    (7,596)             (9,552)
   Advances to affiliates, net                                                       (51,633)           (177,236)
   Investments in affiliates                                                         (21,331)             (1,919)
   Other, net                                                                            895               3,996
                                                                                  -------------       -------------
                Net cash used in investing activities                               (188,255)           (418,518)
                                                                                  -------------       -------------

Net increase (decrease) in cash                                                          454                (520)
Cash at beginning of period                                                            1,470               1,321
                                                                                  -------------       -------------
Cash at end of period                                                             $    1,924          $      801
                                                                                  =============       =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for :
       Interest (exclusive of amount capitalized)                                 $   76,797          $   47,797
       Income taxes paid                                                              68,796              61,584
       Income tax refunds received                                                        -                  (77)


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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q.

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

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K or 1999 First and Second Quarter Reports on Form 10-Q other than as described below.

RATE AND REGULATORY MATTERS

      PRODUCTION AREA RATE DESIGN (DOCKET NOS. RP92-137, RP93-136 AND RP98-381) Transco has expressed to the Federal Energy Regulatory Commission (FERC) concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC Administrative Law Judge (ALJ) (Docket Nos. RP92-137 and RP93-136), dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, have filed petitions for review in the United States Court of Appeals for the District of Columbia (D.C. Circuit Court) of the FERC's orders addressing production area rate design issues. On November 4, 1998, the D.C. Circuit Court issued an order granting the FERC's motion to hold these appeals in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. On October 7, 1999, in light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, the D.C. Circuit Court issued an order restoring the appeals to the active docket.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at September 30, 1999 of the Tilden/McMullen facilities was approximately $67 million. Operating income for the year ended December 31, 1998 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Transco's abandonment authority is effective for one year from the date of issuance of the order. Transco must notify the FERC of the effective date of the abandonment within 10 days of the transfer. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request.

LEGAL PROCEEDINGS

      OTHER LITIGATION In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries, including
Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

ENVIRONMENTAL MATTERS

      In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency
(EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws.

      DOJ offered to discuss settlement of the claim and discussions began in September 1999. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations.

      Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of September 30, 1999, Transco had no outstanding borrowings under this agreement.

SHORT-TERM DEBT

      Transco is a party to a short-term money market facility under which it can borrow up to $40 million. Interest rates vary with current market conditions based on the applicable bank rate at the time of the borrowings. As of September 30, 1999, Transco had no outstanding borrowings under these facilities.

SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 28, 2000 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At September 30, 1999 and December 31, 1998, interests in these receivables held by the investor were $100 million and $87 million, respectively.

        ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1998 Annual Report on Form 10-K and in Transco's 1999 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the nine months ended September 30, 1999 was $113.9 million compared to net income of $100.6 million for the nine months ended September 30, 1998. Operating income for the nine months ended September 30, 1999 was $216.8 million compared to $203.0 million for the nine months ended September 30, 1998. The higher operating income of $13.8 million was primarily the result of higher transportation revenues and lower operation and maintenance expense, partially offset by higher administrative and general expense and depreciation and amortization expense discussed below. The increase in net income was attributable to the increased operating income, as well as, lower net interest expense due primarily to the adjustment to reserves for rate refunds discussed below and rate refunds made in 1998 and early 1999, partially offset by lower allowance for funds used during construction due to lower capital expenditures.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the nine months ended September 30, 1999 were $507 million, compared to $482 million for the nine months ended September 30, 1998. The higher transportation revenues were primarily due to a positive adjustment to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million), benefits of expansion projects placed into service in 1998 ($13.4 million) and new services begun in 1998 ($2.6 million). These increases were partly offset by a decrease in commodity revenues ($8.6 million) due primarily to lower long-haul and production-area volumes, a lower level of reimbursable costs ($4.2 million) that are included in operating expenses and recovered in Transco's rates and the positive impact of a $4 million adjustment recorded in 1998 related to settlement rates contained in the January 1998 stipulation and agreement in Transco's general rate case Docket No. RP97-71 approved by the FERC in June 1998.

      During the first half of 1999, Transco engaged in an analysis of the court appeal related to Transco's general rate case Docket No. RP95-197 and, particularly, its likely results. Based on developments in regulatory proceedings in the second quarter of 1999 involving Transco and others, and advice received from counsel, Transco adjusted its remaining reserve for rate refunds ($28.1 million of principal and $5.9 million of interest) in the second quarter of 1999 to reflect the FERC's revised rate of return methodology as applied in the July 29, 1998, and December 1, 1998 orders.

      As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 1999 increased 41.7 trillion British Thermal Units (TBtu) (4.1%) when compared to the same period in 1998. The increased deliveries were mainly due to higher deliveries under the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project in the first nine months of 1999. Transco's production area deliveries for the nine months ended September 30, 1999 decreased 5.0 TBtu (3.0%) when compared to the same period in 1998 as a result of milder weather conditions.

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

                                                             Nine Months
                                                         Ended September 30,
                                                       -------------------------
Transco System Deliveries (TBtu)                         1999           1998
--------------------------------                       ----------     ----------

Market-area deliveries:
     Long-haul transportation                              626.8          651.3
     Market-area transportation                            435.2          369.0
                                                       ----------     ----------
         Total market-area deliveries                    1,062.0        1,020.3
Production-area transportation                             161.0          166.0
                                                       ----------     ----------
         Total system deliveries                         1,223.0        1,186.3
                                                       ==========     ==========

Average Daily Transportation Volumes (TBtu)                  4.5            4.3
Average Daily Firm Reserved Capacity (TBtu)                  6.3            6.4


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

     Through an agency agreement with Transco, WESCO, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations. Transco's operating revenues for the nine months ended September 30, 1999 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $110.5 million to $512 million, when compared to the same period in 1998. The increase was primarily due to higher cash out sales related to the settlement of imbalances, higher sales volumes and a slightly higher average sales price.

                                                             Nine Months
                                                         Ended September 30,
                                                       -------------------------
Gas Sales Volumes (TBtu)                                1999             1998
------------------------                               --------         --------

Long-term sales                                          150.1            135.7
Short-term sales                                          28.1             18.3
                                                       --------         --------
    Total gas sales                                      178.2            154.0
                                                       ========         ========

STORAGE REVENUES

     Transco's operating revenues related to storage services decreased $5.4 million to $102.7 million for the nine months ended September 30, 1999 when compared to the same period in 1998. This revenue decrease included a $5.7 million decrease due to lower underground storage rates charged by others, the majority of which is included in operation and maintenance expenses and a $1.2 million decrease primarily due to lower storage demand charges, partly offset by the impact of an adjustment recorded in 1998 to the revenue refund reserve to reflect the actual rates contained in the RP97-71 Settlement Agreement.

OPERATING COSTS AND EXPENSES

      Excluding the cost of sales and transportation of $541 million for the nine months ended September 30, 1999 and $434 million for the comparable period in 1998, Transco's operating expenses for the nine months ended September 30, 1999, were approximately $11.3 million higher than the comparable period in 1998. This increase was primarily attributable to higher administrative and general expense and higher depreciation and amortization expense partially offset by lower operation and maintenance expense. The higher administrative and general expense was primarily attributable to higher professional services ($1.5 million), building rent ($1.2 million), pension expense ($1.1 million) and labor ($2.3 million). The higher depreciation and amortization expense was due to a $3.8 million adjustment related to the RP97-71 settlement rates recorded in 1998, a $3.2 million adjustment on computer software recorded in 1998 and a $2.2 million increase in 1999, primarily due to plant and property additions. Lower operation and maintenance expense was primarily attributable to lower underground storage rates charged by others ($5.5 million), lower professional services ($2.1 million) and lower contractual services ($1.5 million), partly offset by the effects of a $5.7 million adjustment recorded in 1998 related to the RP97-71 settlement rates.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At September 30, 1999, there were no outstanding borrowings under the Credit Agreement or short-term money market facilities.

     As a participant in Williams' cash management program, Transco and its subsidiaries have made advances to Williams. At September 30, 1999, net advances due Transco and its subsidiaries by Williams totaled $460 million. Additionally, Transco has made advances to WGP. At September 30, 1999, the advances due Transco by WGP totaled $7.4 million and was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

CAPITAL EXPENDITURES AND INVESTMENTS IN AFFILIATES

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the nine months ended September 30, 1999 were $ 137.5 million, compared to $245.3 million for the nine months ended September 30, 1998. [CAPTION]

                                                                            Nine Months
                                                                        Ended September 30,
                                                                       ----------------------
Capital Expenditures and Investments in Affiliates                      1999          1998
--------------------------------------------------                     ---------    ---------
                                                                           (In Millions)
Market-area projects                                                   $   25.5     $   79.9
Supply-area projects                                                       (1.8)       113.2
Maintenance of existing facilities and other projects                      92.5         50.3
Investments in affiliates                                                  21.3          1.9
                                                                       ---------    ---------
      Total capital expenditures and investments in affiliates         $  137.5     $  245.3
                                                                       =========    =========

      Transco's capital expenditures budget for 1999 and future capital projects are discussed in its 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      BUCCANEER PIPELINE PROJECT On October 28, 1999, Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer), a wholly-owned subsidiary of Transco, filed an application with the Federal Energy Regulatory Commission for certificate authorization of its proposed natural gas pipeline project extending from the Mobile Bay area in Alabama to delivery points in Florida. The application states that Buccaneer's pipeline system will be designed to transport up to 900,000 dekatherms (dt) of natural gas per day. The proposed in-service date of the pipeline is April 1, 2002. Buccaneer estimates that the total cost of the project will be approximately $1.455 billion. Buccaneer is proposing a 75/25 debt to equity capital structure and will seek non-recourse project financing.

      CARDINAL PIPELINE PROJECT On November 1, 1999, Cardinal Extension Company, LLC, a North Carolina limited liability company formed between wholly-owned subsidiaries of Transco and three of Transco's North Carolina customers, placed its pipeline project into service. The project involved the acquisition of an existing 37-mile pipeline in North Carolina and the construction of approximately 67 miles of pipeline to new interconnections in Clayton County, North Carolina. The pipeline provides transportation service of up to 270,000 Mcf of natural gas per day. The total cost to complete the project was approximately $98 million. Transco's wholly-owned subsidiary holds a 45% ownership interest in Cardinal. A separate wholly owned subsidiary of Transco is the operator of Cardinal.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required.

      YEAR 2000 COMPLIANCE Williams and its wholly-owned subsidiaries, which includes Transco, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional and non-traditional information technology areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation, and contingency planning. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems has been completed. While year 2000 date processes have been successfully validated, ongoing testing will continue to ensure data integrity and core functionality. Certain non-critical systems may not be compliant by January 1, 2000.

      Testing and validation activities have been completed and at September 30, 1999, 100% of the critical systems have been fully tested or validated as compliant. Year 2000 test labs remain in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant.

      Transco has initiated a formal communications process with other companies with which Transco's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Transco has sent more than 3,100 letters and questionnaires to third parties including customers, vendors, and service providers. Transco is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. Because only approximately 21 percent of the companies contacted have responded to this inquiry (all of these have indicated that they are already compliant or will be compliant on a timely basis), Transco has also been working directly with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Transco.

      Transco has utilized both internal resources and external contractors to complete the year 2000 compliance project. Transco has a core group of 121 people assigned to this project. This group includes one individual responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 120 part-time representatives responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 36 to 40 employees who are also contributing a portion of their time to the completion of this project. Transco has contracted with an external contractor for a cost of up to $6.0 million for the remediation of Transco's customer service system.

      Although all critical systems over which Transco has control are planned to be compliant and tested before the year 2000, Transco has identified an area that would equate to a most reasonably likely worst case scenario. There is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems could cause service interruptions. This risk should be minimized by the enterprise-wide communications effort with and evaluation of third-party compliance plans and by the development of contingency plans. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

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

      Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Transco currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $7.8 million. This $7.8 million has been or is expected to be spent as follows:

      Prior to 1998 and during the first quarter of 1998, Transco conducted the project awareness and inventory/assessment phases of the project and incurred minimal costs.

      During the second quarter of 1998, $0.1 million was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase.

      The   third   and   fourth    quarters    of   1998,    focused   on   the
     renovation/replacement and testing/validation phases and $2.1 million of costs were incurred.

      During   the   first   quarter   of   1999,   renovation/replacement   and
     testing/validation continued, contingency planning began and $2.0 million was expended.

      During  the  second   quarter  of  1999,  the  primary  focus  shifted  to
     testing/validation and contingency planning and $1.3 million was spent.

      During the third quarter of 1999, contingency planning continued and final testing began with $1.8 million spent.

      The fourth quarter of 1999 will continue to focus mainly on completion of contingency planning and final testing with $0.5 million expected to be spent.

      The amount estimated to be spent during the first two quarters of 2000 for monitoring and problem resolution is considered minimal.

      Virtually all of the $7.3 million incurred through September 30, 1999 has been expensed with a minimal amount capitalized. Of the $0.5 million of future costs necessary to complete the project within the schedule described, virtually all costs will be expensed, with a minimal amount capitalized. This estimate does not include Transco's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  November 12, 1999                     By /s/ James C. Bourne
                                              -------------------------------

                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)