Form 10-K
period 1999-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2000-03-29
CIK 99250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
    15(d)  OF THE  SECURITIES  EXCHANGE  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM            TO
                                       ----------   -----------
                          COMMISSION FILE NUMBER 1-7584

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                             74-1079400
-------------------------------            --------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

2800 POST OAK BLVD., P. O. BOX 1396, HOUSTON, TEXAS               77251
---------------------------------------------------              --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (713) 215-2000
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


THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AT JANUARY 31, 2000 WAS 100.

          THE REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1.      BUSINESS.

                                     GENERAL

      Transcontinental Gas Pipe Line Corporation (Transco) is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Transco also holds a minority interest in an intrastate natural gas pipeline in North Carolina. Transco's principal business is the transportation of natural gas.

      The number of full time employees of Transco at December 31, 1999 was 1,467.

      Transco is an indirect wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

      At December 31, 1999, Transco's system had a mainline delivery capacity of approximately 3.8 Bcf <F1> of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.7 Bcf of gas per day. The system is composed of approximately 10,500 miles of mainline and branch transmission pipelines, 45 compressor stations, seven storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.3 million horsepower.

      Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields. In addition, Transco has storage capacity in two liquefied natural gas (LNG) storage facilities and operates both of these facilities. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facilities and through storage service contracts is approximately 220 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

<F1> As used in this report, the term "Mcf" means thousand cubic feet, the term
"MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units, the term "TBtu" means trillion British Thermal Units and the term "Dt" means dekatherm.

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

      In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 which made fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant service from its transportation services; ensuring "equality" of transportation services including equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, Transco implemented its Order 636 restructuring plan. On February 9, 2000, the FERC issued Order 637 which further revised its regulations with the stated purpose of improving the efficiency of the market while protecting against the exercise of market power by waiving the price ceiling on short term capacity releases, allowing pipelines to file for peak/offpeak rates and term differentiated rates, clarifying certain transportation service policies, and increasing transaction reporting requirements.

      Through an agency agreement with Transco, Williams Energy Services Company (WESCO), an affiliate of Transco, manages Transco's jurisdictional merchant gas sales.

      In May 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1999 of the facilities was approximately $475 million. Operating income recorded by Transco for the year ended December 31, 1999 associated with the facilities was $11 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order and, in August 1997, filed a request that rehearing be expedited.

      In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at December 31, 1999 of the Tilden/McMullen facilities was approximately $62 million. Operating income for the year ended December 31, 1999 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden-McMullen facilities determined by the FERC to be gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $19 million and annual operating income associated with these facilities is estimated to be less than $1 million.

                           MARKETS AND TRANSPORTATION

      Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

      Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Transco's two largest customers in 1999 were Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., which accounted for approximately 8.5 percent and 7.6 percent, respectively, of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

      Transco's total system deliveries for the years 1999, 1998 and 1997 are shown below.

Transco System Deliveries (TBtu)                                    1999             1998            1997
----------------------------------------                        -------------     ------------    ------------
Market-area deliveries
      Long-haul transportation .........................              820.0            857.8           940.2
      Market-area transportation .......................              622.6            522.1           438.9
                                                                -------------     ------------    ------------
      Total market-area deliveries .....................            1,442.6          1,379.9         1,379.1
Production-area transportation .........................              222.0            214.0           242.0
                                                                -------------     ------------    ------------
Total system deliveries ................................            1,664.6          1,593.9         1,621.1
                                                                =============     ============    ============

Average Daily Transportation Volumes (TBtu) ............                4.6              4.4             4.4
Average Daily Firm Reserved Capacity (TBtu) ............                6.3              5.8             5.5


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

                                PIPELINE PROJECTS

      PROJECTS IN SERVICE In 1999, Pine Needle LNG Company, LLC and Cardinal Pipeline Company, LLC, both of which are owned by wholly-owned subsidiaries of Transco and several of its customers, completed construction of, and placed into service, two major projects, a LNG storage facility and the Cardinal Pipeline Project (Cardinal), respectively. Transco contributed $19 million to the total cost of the LNG storage facility which is located in Guilford County, North Carolina. The facility was placed into service in May 1999 and has 4 Bcf of storage capacity and 400 MMcf/d of withdrawal capacity. Wholly-owned subsidiaries of Transco operate the facility and have a 35% ownership interest. On November 1, 1999, Cardinal Pipeline Company, LLC, a North Carolina limited liability company formed between wholly-owned subsidiaries of Transco and three of Transco's North Carolina customers, placed Cardinal into service. Transco contributed $24 million to the total cost of this project which involved the acquisition of an existing 37-mile pipeline in North Carolina and construction of an approximately 67-mile extension of the pipeline to new interconnections near Clayton County, North Carolina. This pipeline provides transportation service of up to 270 MMcf/d of natural gas. Transco's wholly-owned subsidiary has a 45% ownership interest in Cardinal and a separate wholly-owned subsidiary of Transco is the operator of Cardinal.

      CUMBERLAND PIPELINE PROJECT In 1999, Cumberland Gas Pipeline Company, a partnership between wholly-owned subsidiaries of Transco and AGL Resources Inc., decided not to pursue its pipeline project at this time. In lieu of the project, Transco intends to expand the capacity of its North Georgia extension as part of the SouthCoast Expansion Project (see below) to meet the firm transportation service requirements of its shippers.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 MMcf/d of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project (see below) and ANR Pipeline Company's Supply Link Project but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company
(ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. While the FERC has treated the three projects as interrelated, should Independence and ANR fail to meet the executed contract conditions, the interim order states that Transco may amend its MarketLink project to go forward on a stand-alone basis. Once construction begins, the order also imposed a number of additional environmental conditions, beyond those recommended in the Final Environmental Impact Statement. Transco has filed for rehearing of the interim order.

      INDEPENDENCE PIPELINE PROJECT In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 MMcf/d of firm transportation capacity by a requested in-service date of November 2000. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999 the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Also, the FERC imposed a number of additional environmental conditions once construction begins on the project. Independence has filed for rehearing of the interim order.

      CROSS BAY PIPELINE PROJECT Subsidiaries of Transco, Duke Energy and KeySpan Energy have formed Cross Bay SM Pipeline Company, L.L.C.(Cross Bay). The Cross Bay Pipeline Project is designed to increase natural gas deliveries into the New York City metropolitan area by installing compression and looping to expand the capacity of Transco's existing Long Beach Lateral by approximately 121 MMcf/d. The project is targeted to be placed into service in the winter of 2001-2002 and is estimated to cost approximately $50 million. Wholly-owned subsidiaries of Transco will operate Cross Bay and have a 37.5% ownership interest. Transco expects to make equity investments of approximately $5 million in this project.

      BUCCANEER PIPELINE PROJECT In December 1999, Transco assigned its 100% equity interest in the Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer) to Transco's parent, Williams Gas Pipeline Company (WGP). Buccaneer is a proposed natural gas pipeline project extending from the Mobile Bay area in Alabama to delivery points in Florida.

      SOUTHCOAST EXPANSION PROJECT In April 1999, Transco filed an application with the FERC for its approval of the SouthCoast Expansion Project, which is designed to create approximately 200 MMcf/d of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has a target in-service date of November 1, 2000 and an estimated cost of approximately $108 million.

      SUNDANCE EXPANSION PROJECT In April 1999, Transco announced its Sundance Expansion Project, which would create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Transco plans to file for FERC approval of the project in the first quarter of 2000. The project has a target in-service date of May 2002 and an estimated cost of approximately $129 million.

                               REGULATORY MATTERS

      Transco's transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and
(iii) allowed rate of return, including the equity component of a pipeline's capital structure and related income taxes. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of the ratemaking process, a portion of Transco's revenues may have been collected subject to refund.

      Effective September 1, 1992, Transco changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, substantially all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design, overall throughput has a significant impact on operating income. Under the SFV method of rate design, substantially all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits Transco's opportunity to earn incremental revenues through increased throughput, it also limits Transco's risk associated with fluctuations in throughput.

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

      Transco's gas sales volumes managed by WESCO for the years 1999, 1998 and 1997 are shown below.

Gas Sales Volumes (TBtu)                           1999              1998              1997
------------------------------                 --------------    -------------     -------------
Long-term sales ........................            196.2             176.0             192.9

Short-term sales .......................             38.4              25.0              21.8
                                               --------------    -------------     -------------

       Total gas sales .................            234.6             201.0             214.7
                                               ==============    =============     =============

                          TRANSACTIONS WITH AFFILIATES

      Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements-
2. Summary of Significant Accounting Policies and 8. Transactions With Major Customers and Affiliates."

                                   REGULATION

      INTERSTATE GAS PIPELINE OPERATIONS Transco's interstate transmission and storage activities are subject to regulation by the FERC under the NGA and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, Transco's rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Transco holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA. Transco is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

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

                                   COMPETITION

      The natural gas industry has undergone tremendous change since the issuance of FERC Order 636 in 1992. Order 636 required that the natural gas sales, transportation, and other services that were formerly provided in bundled form by pipelines be separated, resulting in non-discriminatory open access transportation services, and encouraged the establishment of market hubs. These and other factors have led to a commodity market in natural gas and to increasingly competitive markets in natural gas services, including competitive secondary markets in pipeline capacity. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. These efficiencies have increased the risk for pipelines of contract non-renewal or capacity turnback.

      In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the regulation of short-term transportation services and a Notice of Inquiry (NOI) addressing long-term transportation services. The scope of the inquiry initiated by these two proceedings and the potential policy implications are unprecedented in the history of natural gas regulation. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. The Order revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

      At the state level, both LDC unbundling and electric industry restructuring are affecting Transco's markets. On the gas side, several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. New York, New Jersey, Pennsylvania, Maryland, Delaware and Georgia have established regulations for LDC unbundling and are currently implementing them on a company-by-company basis. To date, none of these changes at the state level have required renegotiations of Transco's current LDC contracts nor have these states required significant alteration in the operation of the pipeline.

      The potential impact of electric power industry restructuring is particularly uncertain. Gas competes with electricity in residential, commercial, and industrial end uses, and also competes with other fuels, especially coal and fuel oil, in electricity generation. Gas use for power generation is expected to increase sharply during the next decade due to both regulatory changes and new power generation technologies, although the size of this increase remains uncertain. In addition, the restructuring of both the gas and electric industries is facilitating the convergence of the two industries, resulting in mergers and acquisitions that are changing the face and business mix of Transco's competitors.

                           FORWARD-LOOKING STATEMENTS

      Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss Transco's expected future results based on current and pending business operations. Transco makes these forwarding-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Transco believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

      The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Transco in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Transco is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Transco or its subsidiaries or which may be brought against Transco or its subsidiaries, the effect of changes in accounting policies, and conditions of the capital markets Transco utilizes to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return, the pace of deregulation in retail natural gas markets, and the resolution of other regulatory matters discussed herein;
(iii) risks and uncertainties related to the ability to develop expanded markets as well as maintaining existing markets; (iv) risks and uncertainties related to the ability to obtain governmental and regulatory approval of various expansion projects; (v) risks and uncertainties related to the ability to successfully implement key systems such as a service delivery system, and (vi) risks and uncertainties related to the ability to control costs. In addition, future utilization of pipeline capacity can depend on energy prices, competition from other pipelines and alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.

ITEM 2. PROPERTIES.

      See "Item 1. Business."


ITEM 3. LEGAL PROCEEDINGS.

      GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Gas Processing, an affiliate of Transco. The net book value recorded by Transco at December 31, 1999 of the facilities was approximately $475 million. Operating income recorded by Transco for the year ended December 31, 1999 associated with the facilities was $11 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order and, in August 1997, filed a request that rehearing be expedited.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at December 31, 1999 of the Tilden/McMullen facilities was approximately $62 million. Operating income for the year ended December 31, 1999 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden-McMullen facilities determined by the FERC to be gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $19 million and annual operating income associated with these facilities is estimated to be less than $1 million.

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

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

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

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1999, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

      Transco has used  lubricating  oils containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $25 million to $30 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted except as indicated above in reference to the July, 1999 DOJ letter, no assurance can be given that the EPA will not seek such penalties in the future.

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

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

      NET INCOME AND OPERATING INCOME Transco's net income for 1999 was $161.2 million compared with net income of $135.7 million for 1998. Operating income for 1999 was $297.2 million compared to operating income of $273.7 million for 1998.

      The higher operating income of $23.5 million was primarily the result of higher transportation revenues, partially offset by higher administrative and general expense and depreciation and amortization expense discussed below. The increase in net income was attributable to the increased operating income, as well as lower net interest expense, due primarily to the adjustment to reserves for rate refunds discussed below and rate refunds made in 1998 and 1999, partially offset by lower allowance for funds used during construction due to lower capital expenditures.

      TRANSPORTATION REVENUES Transco's operating revenues related to its transportation services increased $42 million to $691 million for 1999 when compared to 1998. The higher transportation revenues were primarily due to positive adjustments to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million) and rate case Docket No. RP97-71 ($23.4 million), benefits of expansion projects placed into service in 1998 ($14.2 million) and new services begun in 1998 ($2.4 million). These increases were partly offset by a decrease in commodity revenues ($11.2 million) due primarily to lower interruptible transportation volumes and firm long-haul transportation volumes, a lower level of reimbursable costs ($5.1 million) that are included in operating expenses and recovered in Transco's rates, lower demand revenues ($5.2 million) and the positive impact of a $4 million adjustment recorded in 1998 related to settlement rates contained in the January 1998 stipulation and agreement in Transco's general rate case Docket No. RP97-71 approved by the FERC in June 1998.

      During the first half of 1999, Transco engaged in an analysis of the court appeal related to Transco's general rate case Docket No. RP95-197 and, particularly, its likely results. Based on developments in regulatory proceedings in the second quarter of 1999 involving Transco and others, and advice received from counsel, Transco adjusted its reserve for rate refunds ($28.1 million of principal and $5.9 million of interest) in the second quarter of 1999 to reflect the FERC's revised rate of return methodology as applied in the July 29, 1998, and December 1, 1998 orders.

      In addition, based on developments in regulatory proceedings involving Transco and others, and advice received from counsel, in the fourth quarter of 1999, Transco adjusted its Docket No. RP97-71 reserve for rate refunds ($23.4 million, of which $14.4 million was applicable to revenues collected in 1998 and 1997, and $2.6 million of interest) to reflect its conclusion that risk associated with one of the issues in this proceeding has been eliminated. Transco is continuing to reserve amounts to account for other issues that may ultimately affect Transco's rate of return in this proceeding.

      Transco's market-area deliveries for 1999 increased 62.7 trillion British Thermal Units (TBtu), or 5%, when compared to 1998. The increased deliveries were mainly due to higher deliveries under the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project, which were placed into service in the latter part of 1998. Transco's production area deliveries for 1999 increased
8.0 Tbtu, or 4%, when compared to 1998 due to increased liquifiables transportation which resulted from higher prices paid for liquifiables in 1999.

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

     Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $178 million to $703 million for 1999, when compared to 1998. The increase was primarily due to higher cash out sales related to the settlement of imbalances, higher sales volumes and a higher average sales price of $2.27 per Dt for 1999 versus $2.10 per Dt in 1998.

     STORAGE REVENUES Transco's operating revenues related to storage services decreased $6 million to $137 million for 1999 when compared to 1998. This revenue decrease included a $6.9 million decrease due to lower underground storage rates charged by others, the majority of which is included in operation and maintenance expenses, and a $0.8 million decrease primarily due to lower storage demand charges, partly offset by the impact of a $1.5 million adjustment recorded in 1998 to the revenue refund reserve to reflect the actual rates contained in the RP97-71 Settlement Agreement.

     OTHER REVENUES Other operating revenues increased $4 million to $12 million for 1999 when compared to 1998, primarily due to an increase of $2.3 million in Parking and Borrowing Service revenues.

      OPERATING COSTS AND EXPENSES Excluding the cost of sales and transportation of $741 million and $568 million for 1999 and 1998, respectively, Transco's operating expenses were approximately $21 million higher in 1999 compared to 1998. This increase was primarily attributable to higher administrative and general expense and higher depreciation and amortization expense. The higher administrative and general expense was primarily attributable to higher building rent ($1.2 million), pension expense ($1.9 million), group insurance ($3.0 million) and labor ($3.3 million). The higher depreciation and amortization expense was due to a $3.8 million adjustment related to the RP97-71 settlement rates recorded in 1998, a $3.2 million adjustment on computer software recorded in 1998 and a $3.1 million increase in 1999, primarily due to plant and property additions. Operation and maintenance expense increased only slightly in 1999 ($0.2 million) over 1998, primarily attributable to the effects of a $5.7 million adjustment recorded in 1998 related to the RP97-71 settlement rates and higher professional services ($1.3 million), mostly offset by lower underground storage rates charged by others ($6.6 million).

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

      OTHER REVENUES Other operating revenues increased $4 million to $8 million for 1998 when compared to 1997, due to new services that began in the last half of 1997 and increased liquids transportation.

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

      GENERAL RATE CASE (DOCKET NO. RP97-71) On March 17, 2000, Transco received a favorable order from the FERC related to the rate of return and capital structure issues in Docket No. RP97-71. Transco is evaluating the effect of the order. Preliminary indications are that Transco's reserve for rate refunds may be considerably reduced in 2000.

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

      In 1997, Transco filed a registration statement with Securities and Exchange Commission and, at December 31, 1999, the amount of $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At December 31, 1999, Transco had no outstanding borrowings under the Credit Agreement. Transco's short-term money market facility expired in 1999. As a participant in Williams' cash management program, Transco and its subsidiaries have made advances to Williams. At December 31, 1999, net advances due Transco and its subsidiaries by Williams totaled $482 million. Additionally, Transco has made advances to WGP. At December 31, 1999, the advances due Transco by WGP totaled $13.7 million and were classified as long-term advances to affiliates in the accompanying Consolidated Balance Sheet.

CAPITAL EXPENDITURES

      As shown in the table below, Transco's capital expenditures for 1999 included $43 million for market-area projects, primarily for the MarketLink and SouthCoast Projects, $4 million for supply-area projects and $140 million for maintenance of existing facilities and other projects. Transco has budgeted approximately $445 million in the year 2000 for capital expenditures related to expansion projects in the market area and the maintenance of existing facilities.

                                           Budget                              Actual
                                        --------------    --------------------------------------------------
Capital Expenditures                        2000              1999              1998              1997
--------------------------              --------------    --------------    --------------    --------------
                                                                   (In millions)
Market-Area Projects ............         $   227.0          $   43.0          $  78.2           $   91.8
Supply-Area Projects ............               1.5               3.7            127.6               47.7
Maintenance of Existing Facilities
  and Other Projects ............             216.8             138.7             97.9              103.3
                                        --------------    --------------    --------------    --------------

      Total Capital Expenditures          $   445.3          $  185.4          $ 303.7           $  242.8
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

      RATE AND REGULATORY REFUNDS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco has filed general rate cases (Docket Nos. RP95-197 and RP97-71) under which all issues have not been resolved. Transco has provided reserves which it believes are adequate for any refunds that may be required under Docket No. RP97-71 and believes no refunds will be required under Docket No. RP95-197.

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

      YEAR 2000 COMPLIANCE Transco encountered only minor problems associated with the date change from 1999 to 2000, and experienced no business disruptions. The total cost incurred by Transco to prepare for the year 2000 date change was $6.7 million. Transco believes that limited and insignificant continued exposure to year 2000 complications remains.

      Williams and its wholly-owned subsidiaries, which includes Transco, initiated its enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. The project focused on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project were awareness, inventory and assessment, renovation and replacement, testing and validation, and contingency planning. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and were the major focus of this project. Transco initiated a formal communications process with other companies in 1998 to determine the extent to which those companies were addressing year 2000 compliance. Transco also worked directly with key business partners to reduce the risk of a break in service or supply and with noncompliant companies to mitigate any material adverse effect on Transco. Significant focus on the contingency planning phase of the project took place in 1999. Contingency plans were developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays.

      Renovation/replacement and testing/validation of critical systems was completed by December 31, 1999. Over the December 31, 1999 to January 4, 2000 period, an extensive system monitoring plan was in place with regular reporting of results.

      Transco utilized both internal resources (consisting of a core group of 121 people) and external contractors (at a cost of approximately $5.0 million) to complete the year 2000 compliance project. Costs incurred for new software and hardware purchases were capitalized and other costs were expensed as incurred. The $6.7 million total cost incurred by Transco, including any accelerated system replacements, was spent as follows:

       Prior to 1998 and during the first quarter of 1998, Transco conducted the project awareness and inventory/assessment phases of the project and incurred minimal costs.

       During the second quarter of 1998, $0.1 million was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase.

       The   third   and   fourth    quarters    of   1998    focused   on   the
      renovation/replacement and testing/validation phases, and $1.8 million was incurred.

       During   the   first   quarter   of  1999,   renovation/replacement   and
      testing/validation continued, contingency planning began, and $1.8 million was incurred.

       During the second quarter of 1999, the primary focus shifted to testing/validation and contingency planning, and $1.2 million was spent.

       The primary focus during the third quarter of 1999 was contingency planning and final testing, and $1.6 million was incurred.

       The fourth quarter of 1999 focused mainly on contingency planning and final testing, and $0.2 million was spent.

       The amount estimated to be spent during the first two quarters of 2000 for monitoring and problem resolution is considered minimal.

      Virtually all of the $6.7 million incurred to date has been expensed with a minimal amount capitalized. Any future costs for monitoring and problem resolution will be expensed. This estimate does not include Transco's potential share of year 2000 costs that were incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

      The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, management's expectations about the final impact on the company and estimates of the total cost to the company of the year 2000 compliance issue are based upon the assumptions that there will not be a significant future impact from, for example, problems caused by customers or suppliers that have not yet been fully recognized, or problems with billing, payroll, or financial closing at the quarters or year end. However, there can be no guarantee that these assumptions are correct.

CONCLUSION

      Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to access public and private markets on reasonable terms to finance its capital requirements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Transco's interest rate risk exposure results, in part, from its debt portfolio which is influenced by short-term rates, primarily London Interbank Offered Rate (LIBOR) -based borrowings from commercial banks, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in its interest rates, Transco maintains a significant portion of its debt portfolio in fixed rate debt.

        In addition, Transco's interest rate risk exposure results from demand notes between Transco and WGP which were first issued in 1999. Transco currently does not expect to receive payment for the principal of these notes prior to their termination in 2009. The interest rate on the demand notes is LIBOR plus a fixed rate of 0.275% per annum for January 1, 1999 to January 31, 1999 and 0.6875% per annum for February 1, 1999 to termination of the notes.

        The following tables provide information about Transco's long-term debt as of December 31, 1999 and 1998, and long-term advances to affiliates as of December 31, 1999, both of which are subject to interest rate risk. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 1999                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2000             2001            2002             2003
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $       200     $     125        $         -
      Interest rate...................          7.23%              7.25%         7.21%              6.77%
    Variable rate.....................      $       -        $         -     $     150        $         -
      Interest rate (5.30% for 1999)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $         -     $       -        $         -
      Interest rate (5.90% for 1999)..

December 31, 1999                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2004          Thereafter         Total         Fair Value
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $     500       $     825        $     783
      Interest rate...................          6.76%            7.21%
    Variable rate.....................      $       -        $       -       $     150        $     150
      Interest rate (5.30% for 1999)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $  13,689       $  13,689        $  13,689
      Interest rate (5.90% for 1999)..

December 31, 1998                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               1999             2000            2001             2002
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $       -       $     200        $     125
      Interest rate...................          7.23%            7.23%           7.25%            7.21%
    Variable rate.....................      $       -        $       -       $       -        $     150
      Interest rate (5.65% for 1998)

December 31, 1998                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2003          Thereafter         Total         Fair Value
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $     500       $     825        $     841
      Interest rate...................          6.77%            7.17%
    Variable rate.....................      $       -        $       -       $     150        $     150
      Interest rate (5.65% for 1998)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page
                                                         -----------------

Report of Independent Auditors      ....................        28

Consolidated Balance Sheet          ....................       29-30

Consolidated Statement of Income    ....................        31

Consolidated Statement of Common Stockholder's Equity...        32

Consolidated Statement of Cash Flows ...................       33-34

Notes to Consolidated Financial Statements..............       35-59

                         REPORT OF INDEPENDENT AUDITORS


Transcontinental Gas Pipe Line Corporation
The Board of Directors

      We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                       ERNST & YOUNG LLP


Tulsa, Oklahoma
February 17, 2000

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------    -----------------

       ASSETS
Current Assets:
    Cash  .................................................................       $       843          $     1,470
    Receivables:
       Trade (Notes 4 and 7) ..............................................            31,843               13,889
       Affiliates .........................................................            14,761               10,892
       Advances to affiliates .............................................           481,707              416,164
       State income taxes .................................................             2,811                2,725
       Other ..............................................................            11,740                5,075
    Transportation and exchange gas receivables:
       Affiliates..........................................................               354                1,370
       Others..............................................................            45,611               56,475
    Inventories:
       Gas in storage, at LIFO ............................................            41,599               35,720
       Materials and supplies, at lower of average cost or market .........            30,989               30,172
       Gas available for customer nomination ..............................             4,612               13,895
    Deferred income taxes (Note 6) ........................................            68,081               99,598
    Other .................................................................            17,071               16,714
                                                                                -----------------    -----------------
       Total current assets ...............................................           752,022              704,159
                                                                                -----------------    -----------------

Long-term advances to affiliates...........................................            13,689                    -
                                                                                -----------------    -----------------

Investments, at cost plus equity in undistributed earnings ................            58,093                8,915
                                                                                -----------------    -----------------

Property, Plant and Equipment:
    Natural gas transmission plant ........................................         4,452,101            4,259,502
    Less - Accumulated depreciation and amortization ......................           791,061              616,120
                                                                                -----------------    -----------------
       Total property, plant and equipment, net ...........................         3,661,040            3,643,382
                                                                                -----------------    -----------------

Other Assets ..............................................................           174,336              175,501
                                                                                -----------------    -----------------

                                                                                  $ 4,659,180          $ 4,531,957
                                                                                =================    =================



The  accompanying  notes are an  integral  part of these  consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------    -----------------

       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Payables:
       Trade ..............................................................       $    87,580          $    51,147
       Affiliates .........................................................            53,440               25,050
       Other ..............................................................            14,954               21,138
    Transportation and exchange gas payable:
       Affiliates .........................................................               868                  379
       Others .............................................................             7,569                8,354
    Accrued liabilities:
       Federal income taxes payable to affiliate ..........................            21,866               26,076
       Other taxes ........................................................            12,967               16,467
       Interest ...........................................................            21,191               20,885
       Employee benefits ..................................................            56,494               51,616
       Other ..............................................................            20,658               41,587
    Reserve for rate refunds ..............................................           159,632              238,403
                                                                                -----------------    -----------------
       Total current liabilities ..........................................           457,219              501,102
                                                                                -----------------    -----------------

Long-Term Debt (Note 4) ...................................................           975,330              975,768
                                                                                -----------------    -----------------

Other Long-Term Liabilities:
    Deferred income taxes (Note 6).........................................           879,506              846,306
    Other .................................................................           123,897              146,740
                                                                                -----------------    -----------------
       Total other long-term liabilities ..................................         1,003,403              993,046
                                                                                -----------------    -----------------

Commitments and contingencies (Note 3) ....................................

Cumulative Redeemable Preferred Stock, without par value:
    Authorized 10,000,000 shares: none issued or outstanding ..............                 -                    -
                                                                                -----------------    -----------------
Cumulative Redeemable Second Preferred Stock, without par value:
    Authorized 2,000,000 shares: none issued or outstanding ...............                 -                    -
                                                                                -----------------    -----------------

Common Stockholder's Equity:
    Common Stock $1.00 par value:
       100 shares authorized, issued and outstanding ......................                 -                    -
    Premium on capital stock and other paid-in capital ....................         1,652,430            1,652,430
    Retained earnings .....................................................           570,798              409,611
                                                                                -----------------    -----------------
       Total common stockholder's equity ..................................         2,223,228            2,062,041
                                                                                -----------------    -----------------
                                                                                  $ 4,659,180          $ 4,531,957
                                                                                =================    =================


The   accompanying   notes  are  an  integral  part  of  these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                              THOUSANDS OF DOLLARS

                                                                              Years Ended December 31
                                                             ----------------------------------------------------------
                                                                  1999                 1998                 1997
                                                             ----------------     ----------------    -----------------

Operating Revenues:
    Natural gas sales..................................        $   703,028          $   524,822         $   670,879
    Natural gas transportation.........................            691,101              648,508             627,301
    Natural gas storage................................            137,050              143,275             141,108
    Other .............................................             12,277                8,531               4,011
                                                             ----------------     ----------------    -----------------
       Total operating revenues........................          1,543,456            1,325,136           1,443,299
                                                             ----------------     ----------------    -----------------

Operating Costs and Expenses
    Cost of natural gas sales..........................            702,884              524,822             670,879
    Cost of natural gas transportation.................             38,400               42,765              34,718
    Operation and maintenance..........................            172,912              172,769             185,175
    Administrative and general.........................            130,027              120,632             124,145
    Depreciation and amortization (Note 2).............            161,480              151,387             157,883
    Taxes - other than income taxes....................             34,927               34,392              36,745
    Other .............................................              5,601                4,632               1,787
                                                             ----------------    -----------------    ----------------
       Total operating costs and expenses..............          1,246,231            1,051,399           1,211,332
                                                             ----------------     ----------------    -----------------

Operating Income.......................................            297,225              273,737             231,967
                                                             ----------------     ----------------    -----------------

Other (Income) and Other Deductions:
    Interest expense-   affiliates.....................                243                   45                   2
                    -   other..........................             70,315               91,610              71,637
    Interest income -   affiliates.....................            (25,770)             (27,290)             (9,213)
                    -   other..........................                 (5)                 (92)                (50)
    Allowance for equity and borrowed funds used
      during construction (AFUDC)......................             (5,542)              (9,792)             (7,771)
    Equity in earnings of unconsolidated affiliates....             (3,214)                (239)               (504)
    Miscellaneous other deductions, net................              1,091                4,520               2,744
                                                             ----------------    -----------------    -----------------
       Total other (income) and other deductions.......             37,118               58,762              56,845
                                                             ----------------     ----------------    -----------------

    Income before Income Taxes and
      Extraordinary Item...............................            260,107              214,975             175,122
    Provision for Income Taxes (Note 6)................             98,920               79,281              66,594
                                                             ----------------     ----------------    -----------------
    Income before Extraordinary Item...................            161,187              135,694             108,528
    Extraordinary Item - Net Gain on Reacquired Debt ..                  -                    -               2,860
                                                             ----------------     ----------------    -----------------

    Net Income.........................................        $   161,187          $   135,694         $   111,388
                                                             ================     ================    =================


The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                              THOUSANDS OF DOLLARS

                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1999                 1998                 1997
                                                             ----------------     ----------------    -----------------


Common Stock:
    Balance at beginning and end of period.............        $         -          $         -         $         -
                                                             ----------------     ----------------    -----------------

Premium on Capital Stock and Other Paid-in Capital:
    Balance at beginning and end of period.............          1,652,430            1,652,430           1,652,430
                                                             ----------------     ----------------    -----------------

Retained Earnings:
    Balance at beginning of period.....................            409,611              273,917             166,784
    Add (deduct):
       Net income......................................            161,187              135,694             111,388
       Cash dividends on common stock..................                  -                    -              (4,255)
       Non-cash dividends on common stock..............                  -                    -                   -
                                                             ----------------     ----------------    -----------------

    Balance at end of period...........................            570,798              409,611             273,917
                                                             ----------------     ----------------    -----------------

    Total Common Stockholder's Equity..................        $ 2,223,228          $ 2,062,041         $ 1,926,347
                                                             ================     ================    =================



The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS

                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1999                 1998                 1997
                                                             ----------------     ----------------    -----------------

Cash flows from operating activities:
    Net income.............................................    $   161,187          $   135,694         $   111,388
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Extraordinary item - net gain on reacquired debt....              -                    -              (2,860)
       Depreciation and amortization (Note 2)..............        166,368              157,942             164,224
       Deferred income taxes (Note 6)......................         64,717               (5,729)             (7,029)
       Allowance for equity funds used during construction
         (Equity AFUDC)....................................         (3,853)              (7,169)             (5,377)
       Changes in operating assets and liabilities:
          Receivables......................................        (32,328)               7,634              27,487
          Receivables sold.................................          4,900              (13,000)                  -
          Transportation and exchange gas receivable.......         11,880               32,547               4,619
          Inventories......................................          2,587                4,453             (14,779)
          Payables.........................................         57,658              (35,270)            (18,481)
          Transportation and exchange gas payable..........           (296)              (9,674)             (8,833)
          Accrued liabilities..............................        (21,707)              26,363              28,047
          Reserve for rate refunds.........................        (78,771)              33,849              31,731
          Other, net.......................................        (28,581)             (30,594)              5,657
                                                             ----------------     ----------------    -----------------
             Net cash provided by operating activities.....        303,761              297,046             315,794
                                                             ----------------     ----------------    -----------------

Cash flows from financing activities: (Note 4)
    Additions to long-term debt............................              -              298,343             310,000
    Retirement of long-term debt...........................              -             (160,000)           (249,000)
    Debt issue costs.......................................              -               (2,060)               (253)
    Dividends on common stock..............................              -                    -              (4,255)
                                                             ----------------     ----------------    -----------------
             Net cash provided by financing activities.....              -              136,283              56,492
                                                             ----------------     ----------------    -----------------

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS

                                                                             Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                  1999                 1998                 1997
                                                             ----------------     ----------------    -----------------

Cash flows from investing activities:
    Property, plant and equipment:
       Additions, net of equity AFUDC......................       (186,297)            (301,078)           (242,202)
       Changes in accounts payable.........................            958               (2,629)               (594)
    Sale of assets.........................................          2,503                    -                   -
    Advances to affiliates, net............................        (79,232)            (134,710)           (132,958)
    Investments in affiliates, net.........................        (45,940)              (1,954)               (703)
    Other, net.............................................          3,620                7,191               3,718
                                                             ----------------     ----------------    -----------------
             Net cash used in investing activities.........       (304,388)            (433,180)           (372,739)
                                                             ----------------     ----------------    -----------------

    Net increase (decrease) in cash........................           (627)                 149                (453)
    Cash at beginning of period............................          1,470                1,321               1,774
                                                             ================     ================    =================
    Cash at end of period..................................    $       843          $     1,470         $     1,321
                                                             ================     ================    =================

    Supplemental disclosures of cash flow information:
       Cash paid during the year for:
          Interest (exclusive of amount capitalized).......    $    83,539          $    62,287         $    69,657
          Income taxes paid................................         41,893               86,862              57,958
          Income tax refunds received......................         (1,486)                 (77)            (11,821)



The  accompanying  notes  are an  integral  part  of  these  consolidated  financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Corporate Structure and Control...................................    35
2. Summary of Significant Accounting Policies........................    35
3. Contingent Liabilities and Commitments............................    39
4. Debt, Financing Arrangements and Leases...........................    50
5. Employee Benefit Plans............................................    52
6. Income Taxes......................................................    55
7. Financial Instruments.............................................    56
8. Transactions with Major Customers and Affiliates..................    57
9. Quarterly Information (Unaudited).................................    58


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

                  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS Transco is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the eleven southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Transco also holds a minority interest in an intrastate natural gas pipeline in North Carolina.

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

      As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. Transco has also made advances to WGP. Transco currently does not expect to receive payment of these advances within the next twelve months and has recorded such advances as long-term advances to affiliates in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate plus a rate ranging from 0.275% to 0.750% per annum.

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

      Depreciation rates used for major regulated gas plant facilities at December 31, 1999, 1998, and 1997 were:

Category of Property                1999              1998            1997
-------------------------        -----------     ------------     -----------

Gathering facilities             2.60%-3.80%      2.60%-3.80%      2.60-3.80%
Storage facilities                  2.50%            2.50%            2.50%
Onshore transmission facilities     2.35%            2.35%            2.35%
Offshore transmission facilities    1.50%            1.50%            2.25%

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

      ACCOUNTING FOR INCOME TAXES Williams and its wholly-owned subsidiaries, which includes Transco, file a consolidated federal income tax return. It is Williams' policy to charge or credit Transco with an amount equivalent to its federal income tax expense or benefit computed as if Transco had filed a separate return.

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

      REVENUE RECOGNITION Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Transco is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Transco records rate refund liabilities considering Transco and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

      ALLOWANCE FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1999 and 1998, Transco had no allowance for doubtful accounts.

      USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $1.7 million, $2.6 million and $2.4 million for 1999, 1998 and 1997, respectively. The allowance for equity funds was $3.9 million, $7.2 million and $5.4 million for 1999, 1998 and 1997, respectively.

      GAS IN STORAGE Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage.

      GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's tariff includes a method whereby most transportation imbalances  generated  after  August 1,  1991 are  settled  on a monthly  basis.
Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1999 and 1998.

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

      NEW ACCOUNTING STANDARDS The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended by SFAS No. 137, will be effective for Transco beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Transco's results of operations and financial position is being evaluated.

      The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. The SOP requires that all start-up costs be expensed as incurred. The SOP did not have any significant effect on Transco's reported consolidated results of operations, financial position or cash flows.

      RECLASSIFICATIONS Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

      When stated on a comparable basis, the rates Transco placed into effect on May 1, 1997, subject to refund, represented an annual cost of service increase of approximately $47 million over the cost of service underlying the rates contained in the settlement of Transco's last general rate filing (Docket No. RP95-197).

      The filing also included (1) a pro-forma proposal to roll-in the costs of Transco's Leidy Line and Southern expansion incremental projects and (2) a pro-forma proposal to make interruptible transportation (IT) backhaul rates equal to the IT forward haul rates.

      On November 29, 1996, the FERC issued an order accepting Transco's filing, suspending its effectiveness until May 2, 1997 (subsequently revised, on rehearing, to May 1, 1997) and establishing a hearing to examine the reasonableness of Transco's proposed rates. In addition, the order consolidated Transco's pro forma roll-in proposal with the Phase II hearing in Docket No. RP95-197.

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in RP95-197 (see discussion below). Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. The ALJ's decision is subject to FERC review. Based on developments in regulatory proceedings involving Transco, and on advice from counsel, in the fourth quarter of 1999, Transco adjusted its remaining reserve for rate refunds by $23.4 million to reflect its conclusion that the risk associated with one of the issues in this proceeding has been eliminated. Transco is continuing to accrue amounts to account for other issues that may ultimately affect Transco's rate of return in this proceeding. Transco believes the remaining reserve is adequate for any refunds that may be required.

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

      On June 19, 1996, Transco filed with the FERC a Stipulation and Agreement which resolved cost of service (except capital structure and rate of return), throughput level and mix, and certain cost allocation and rate design issues. The agreement also reserved certain other issues for hearing, including the issue of rolled-in pricing for incremental Leidy Line services. With the exception of one party that filed comments opposing the settlement and one party that took no position on the merits of the settlement, all active parties and the FERC's staff either supported the settlement or did not oppose it. Transco began billing the settlement rates to non-contesting parties effective August 1, 1996.

      On October 9, 1996, Transco filed with the FERC a Stipulation and Agreement which, subject to the outcome of the litigation of the reserved issues in this proceeding, settled the issues of cost of service and throughput with the one party that opposed the resolution of those issues in the June 19, 1996 settlement.

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

      Following a hearing before an ALJ, the ALJ's initial decision and an August 1, 1997, order from the FERC, the FERC issued a rehearing order on July 29, 1998, addressing Transco's capital structure and rate of return for ratemaking purposes. As to capital structure, the FERC affirmed the use of Transco's own capital structure, consisting of 57.58% equity, in developing Transco's rate of return in this proceeding. As discussed in greater detail below, the FERC also modified its previously used methodology for determining return on equity. Applying its revised methodology to Transco in this proceeding, the FERC established a rate of return on equity for Transco of 12.49%. A joint request for rehearing of the July 29, 1998 order was filed with the FERC and, on December 1, 1998, the FERC denied rehearing. On January 29, 1999, most of the same parties that were involved in the joint request for rehearing filed a notice of appeal with the United States Court of Appeals for the District of Columbia (D.C. Circuit Court). Transco made refunds on March 1, 1999 of approximately $96.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve. During the first half of 1999, Transco engaged in an analysis of the court appeal and, particularly, its likely results. Based on developments in regulatory proceedings in the second quarter of 1999 involving Transco and others, and advice received from counsel, Transco adjusted its remaining reserve for rate refunds ($28.1 million of principal and $5.9 million of interest) in the second quarter of 1999 to take into account the FERC's revised rate of return methodology as applied in the July 29, 1998, and December 1, 1998 orders. On February 7, 2000, the D.C. Circuit Court denied the appeal filed in January 1999.

      The hearing concerning the other cost allocation and rate design issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under
Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties have filed requests for rehearing of the FERC's April 16, 1999 order.

      RATE OF RETURN CALCULATION The FERC uses a methodology for calculating pipeline rates of return that incorporates a long-term growth rate component. The long-term growth rate component used by the FERC is a projection of U.S.
gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. On January 30, 1998, the FERC convened a public conference to explore, among other things, possible modifications to the FERC's rate of return methodology. As discussed above, in its July 29, 1998 order, the FERC modified its rate of return methodology with regard to the weight to be given to the long-term growth component. Under its previous methodology, the FERC averaged the short and long-term growth projections, thereby giving them equal weight. In its July 29, 1998 order, the FERC changed its policy and will accord the short-term projection a two-thirds weighting and the long-term projection a one-third weighting. The FERC has determined that the short-term projection is more reliable and should be given more weight, but that the long-term projection should be given some weight in order to normalize any distortions that may be reflected in the short-term data. The revised weighting to be reflected in the FERC's methodology should lead to somewhat higher rates of return on equity than were obtained under the previous methodology. In addition, the FERC will now permit parties to argue that a pipeline's return on equity be established at any point within the range of returns developed under the two-stage methodology (rather than only at the high, mid or low point in the range) based on the pipeline's relative level of risk. In that regard, when assessing a pipeline's relative risk, the FERC determined that it will not lower a pipeline's return on equity if its lower risk is the result of the pipeline's own efficiency, but will focus on risks faced by the pipeline that are attributable to circumstances outside the control of the pipeline's management.

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

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket.

      On August 31, 1998, Transco made a limited NGA Section 4 filing with the FERC to implement firm transportation service on Transco's production area supply laterals in accordance with the option authorized by the FERC's July 3 and December 18, 1996 orders. The filing (Docket No. RP98-381) was protested, and on September 30, 1998, the FERC accepted the filing and suspended its effectiveness until March 1, 1999, subject to further proceedings. On December 16, 1998, the FERC determined that the filing was not barred by prior Transco settlements, but on February 24, 1999, issued an order rejecting the filing, finding that Transco's proposal, as filed, conflicts with certain FERC policies. The FERC indicated that Transco could pursue implementation of firm service on Transco's production area supply laterals to the extent the service is structured in a way that conforms with those policies. Transco sought rehearing of the February 24, 1999 order and on July 29, 1999, the FERC issued an order denying all requests for rehearing in this proceeding. As a result, Transco's production area supply lateral service remains unchanged.

      GATHERING FACILITIES SPIN-DOWN ORDER (DOCKET NOS. CP96-206-000 AND CP96-207- 000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 1999 of the facilities was approximately $475 million. Operating income recorded by Transco for the year ended December 31, 1999 associated with the facilities was approximately $11 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997 filed a request that rehearing be expedited.

      On June 1, 1998, the FERC issued a Notice of Inquiry (NOI) into alternative methods for regulating natural gas pipeline facilities and services on the Outer Continental Shelf (OCS). The purpose of the NOI is to generate public comment that will assist the FERC in exploring possible alternatives to the FERC's current test used to determine whether offshore pipeline facilities and services should be subject to the FERC's NGA jurisdiction.

      On June 30, 1999, informed by the comments submitted in response to the NOI, the FERC issued a Notice of Proposed Rulemaking (NOPR), which proposes regulatory requirements under the Outer Continental Shelf Lands Act (OCSLA) to ensure that gas is transported on an open and nondiscriminatory basis through pipelines located on the OCS. The proposed regulations will apply both to NGA-jurisdictional and NGA-exempt offshore gas transportation service providers, and will require that those OCS gas transportation service providers, subject to certain exemptions, make available information regarding their affiliations and the conditions under which service is rendered. These proposed reporting requirements are intended by the FERC to assure that open access and nondiscriminatory conditions of service, including nondiscriminatory rates, exist for shippers using OCS facilities. The FERC is seeking comments from interested persons on the regulations proposed in the NOPR.

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

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. The net book value at December 31, 1999 of the Tilden/McMullen facilities was approximately $62 million. Operating income for the year ended December 31, 1999 associated with those facilities is estimated to be less than $3 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Transco's abandonment authority is effective for one year from the date of issuance of the order. Transco must notify the FERC of the effective date of the abandonment within 10 days of the transfer. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request.

      REGULATION OF SHORT TERM NATURAL GAS  TRANSPORTATION  SERVICE  (DOCKET NO.
RM98-10-000) AND REGULATION OF NATURAL GAS TRANSPORTATION SERVICES (DOCKET NO. RM98-12-000) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking
(NOPR) and a Notice of Inquiry (NOI), proposing revisions to, and seeking comments on, its regulatory policies for interstate natural gas transportation service. In the NOPR (Docket No. RM98-10-000), the FERC proposed revisions to its regulations to reflect changes in the market for short-term transportation services on pipelines. The FERC proposes to eliminate cost-based regulation of short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services. Included among the proposed changes were initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies, to require pipelines to auction short-term capacity, to revise the FERC's reporting requirements, to permit pipelines to negotiate rates and terms of service, and to revise certain rate and certificate policies. In the NOI
(Docket No. RM98-12-000), the FERC sought comments on its pricing policies in the existing long-term market and pricing policies for new capacity. On April 22, 1999, Williams filed comments on the NOPR and NOI. In general, Williams comments were supportive of the FERC's initiatives, particularly to the extent that such initiatives would result in a more competitive, market-based environment.

      On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

      STATEMENT OF POLICY ON CERTIFICATION OF NEW INTERSTATE NATURAL GAS PIPELINE FACILITIES (DOCKET NO. PL99-3-000) On September 15, 1999, the FERC issued a Policy Statement to provide guidance to the industry on how the FERC will evaluate proposals for the certification of new pipeline facility construction. The Policy Statement is the result, in part, of information received by the FERC in comments on the NOPR and NOI as well as a recent public conference on future demand for natural gas in the northeastern United States. The FERC's stated goals in issuing the Policy Statement are to foster competitive markets, protect captive customers, and avoid unnecessary environmental and community impacts while serving increasing demands for natural gas. The FERC also seeks to provide appropriate incentives for the optimal level of construction and efficient customer choices, and for applicants to structure their projects to avoid, or minimize, the potential impacts that could result from construction of a project. The Policy Statement sets forth several analytical steps that will be used by the FERC in evaluating applications for new facility construction. The threshold question for existing pipelines is whether the project can proceed without subsidies from the pipeline's existing customers, which usually, but not always, will mean that the project would be incrementally priced. The FERC will then determine whether the applicant has made efforts to eliminate or minimize any adverse effects the project might have on existing customers of the applicant pipeline, existing pipelines in the market and their captive customers, or landowners and communities affected by the route of the new pipeline. If adverse economic effects are found, the FERC will balance the public benefits of the project against the adverse effects, and will proceed to evaluate the application only if the benefits outweigh the adverse economic effects. If the proposed project will not have any adverse effects, no balancing of the benefits against adverse impacts will be necessary. The Policy Statement does not apply to new construction covered by blanket certificate authority and originally did not apply to new construction covered by optional certificate authority. The FERC has indicated that it will not apply the Policy Statement to applications received prior to July 29, 1998. Numerous parties filed comments on, or petitions for, rehearing of the Policy Statement, and on February 9, 2000 the FERC issued an order clarifying the Policy Statement to provide, among other things and most significantly, that the Policy Statement's balancing process can be used to rebut the presumption embodied in the optional certificate regulation that a project is required by the public convenience and necessity. The Policy Statement is not a rule, but will be used by the FERC to evaluate applications on a case-by-case basis.

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

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly- owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

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

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $25 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1999, Transco had a reserve of approximately $25 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

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

      Transco has used  lubricating  oils containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $25 million to $30 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted except as indicated above in reference to the July, 1999 DOJ letter, no assurance can be given that the EPA will not seek such penalties in the future.

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

      Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that by the end of the year 2000 the EPA may designate additional new non-attainment areas which might impact Transco's operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and two recently promulgated EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of new air pollution controls on existing sources at certain facilities in order to achieve attainment of air quality standards, including NOx emission reductions, in regions where they are not currently achieved, and anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is completing installation of more cost effective, innovative compressor engine control designs developed by the Company, and it is therefore not possible to precisely determine the control costs pending completion of performance testing and final state approval. The control additions described above, required to comply with current federal Clean Air Act requirements, the 1990 Amendments, and the individual State Implementation Plans (SIP) for NOx reductions, are estimated to cost in the range of $240 million to $285 million by May 2003 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2000 which impact Transco's operations, the cost of additions to property, plant and equipment is expected to increase, but Transco is unable at this time to estimate with any certainty the cost of additions that may be required although it is believed that some of those costs are included in the ranges discussed above. Additionally, the EPA is expected to promulgate new rules regarding Hazardous Air Pollutants (HAPs) by November 2000 which will impose controls in addition to the controls described above. Transco at this time cannot predict with any certainty the exact cost associated with the installation of those controls. The mandated compliance deadline for the HAP controls has been set for November 2003. Transco considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

OTHER COMMITMENTS

      COMMITMENTS FOR CONSTRUCTION Transco has commitments for construction and acquisition of property, plant and equipment of approximately $62 million at December 31, 1999 of which the majority relates to construction materials for pipeline expansion projects.

                   4. DEBT, FINANCING ARRANGEMENTS AND LEASES

      LONG-TERM DEBT At December 31, 1999 and 1998, long-term debt issues were outstanding as follows (in thousands):

                                                                       1999                  1998
                                                                 ------------------    ------------------

Debentures:
      7.08% due 2026.........................................      $   200,000           $   200,000
      7.25% due 2026.........................................          200,000               200,000
                                                                 ------------------    ------------------
         Total debentures....................................          400,000               400,000
                                                                 ------------------    ------------------

Notes:
      8-7/8% due 2002........................................          125,000               125,000
      Variable rate due 2002.................................          150,000               150,000
      6-1/8% due 2005........................................          200,000               200,000
      6-1/4% due 2008........................................          100,000               100,000
                                                                 ------------------    ------------------
         Total notes.........................................          575,000               575,000
                                                                 ------------------    ------------------
Total long-term debt issues..................................          975,000               975,000
      Unamortized debt premium...............................              330                   768
                                                                 ------------------    ------------------

Total long-term debt.........................................      $   975,330           $   975,768
                                                                 ==================    ==================

      Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1999 are as follows (in thousands):

2001:

      7.08% Debentures...................................        $  200,000
                                                                ==============

2002:

      8-7/8% Note........................................        $  125,000
      Variable rate note.................................           150,000
                                                                ==============
         Total...........................................        $  275,000
                                                                ==============


      There are no sinking fund requirements applicable to long-term debt outstanding for the years 2000, 2003, and 2004.

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

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. As of December 31, 1999, Transco had no outstanding borrowings under this agreement.

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

      SHORT-TERM DEBT Transco's short-term money market facility expired in 1999. During 1999 and 1998, Transco had no outstanding borrowings under this facility.

      RESTRICTIVE COVENANTS At December 31, 1999, none of Transco's debt instruments restrict the amount of dividends distributable.

      SALE OF RECEIVABLES Transco is a party to an agreement that expires on January 26, 2001 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At December 31, 1999 and 1998, interests in these receivables held by the investor were $92 million and $87 million, respectively.

      LEASE OBLIGATIONS Prior to December 23, 1998, Transco had a 20-year lease agreement with Transco Tower Limited for its headquarters building (Transco Tower) which expires in 2004 (Transco Tower lease). On December 23, 1998, Transco assigned and transferred to Laughton, L.L.C., (Laughton), an affiliate of Transco, all its right, title and interest in the Transco Tower lease and entered into an agreement to sublease the premises from Laughton through March 29, 2003 (Transco Tower sublease). All other terms of the Transco Tower lease are incorporated into the Transco Tower sublease, including sublease agreements between Transco and other parties that also expire in 2004.

      The future minimum lease payments under Transco's various operating leases, including the Transco Tower sublease, net of future minimum sublease receipts under Transco's existing sublease agreements through March 29, 2003, are as follows (in thousands):

                                                                    Operating Leases
                                               -----------------------------------------------------------
                                                Transco Tower         Other Leases            Total
                                               -----------------    -----------------    -----------------
2000......................................       $    22,831          $     3,192          $    26,023
2001......................................            24,387                3,088               27,475
2002......................................            24,318                3,088               27,406
2003......................................             6,075                2,606                8,681
2004......................................                 -                2,509                2,509
Thereafter................................                 -                4,879                4,879
                                               -----------------    -----------------    -----------------
        Total net minimum obligations.....       $    77,611          $    19,362          $    96,973
                                               =================    =================    =================

      The allocation of the Williams purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Transco Tower lease obligation was in excess of fair value. The $53.0 million liability is being amortized over the term of the lease.

      Transco's lease expense was $19.3 million in 1999, $17.4 million in 1998 and $18.0 million in 1997.

                            5. EMPLOYEE BENEFIT PLANS

      PENSION PLAN Prior to January 1, 1999, Transco maintained a separate defined-benefit pension plan (Transco Plan) that provided benefits to Transco's officers and employees. Effective January 1, 1999, the Transco plan was merged with and into the Williams Pension Plan (Williams Plan), a non-contributory defined-benefit pension plan, and Transco began participation in the Williams Plan with Williams and its subsidiaries. Cash contributions related to Transco's participation in the Williams Plan totaled $7.6 million in 1999. The following table presents the changes in benefit obligations and plan assets for the Transco Plan for the year 1998. The table also presents a reconciliation of the funded status of the Transco Plan to the amount recognized in the Consolidated Balance Sheet as of December 31, 1998 (in thousands):

                                                                    1998
                                                               ----------------

Change in benefit obligation:
    Benefit obligation at beginning of year..............        $  237,086
    Service cost.........................................             7,055
    Interest cost........................................            16,499
    Amendments...........................................           (35,014)
    Actuarial loss.......................................            35,521
    Benefits paid........................................           (16,758)
                                                               ----------------
    Benefit obligation at end of year....................           244,389
                                                               ----------------

Change in plan assets:
    Fair value of plan assets at beginning of year.......           209,396
    Actual return on plan assets.........................            24,713
    Employer contributions...............................             7,882
    Benefits paid........................................           (16,758)
                                                               ----------------
    Fair value of plan assets at end of year.............           225,233
                                                               ----------------

Funded status............................................           (19,156)
Unrecognized net actuarial loss..........................            34,135
Unrecognized prior service credit........................           (36,576)
                                                               ----------------
Accrued benefit cost.....................................        $  (21,597)
                                                               ================


      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 1999 and 1998 are $6.8 million and $6.9 million, respectively, and are expected to be recovered through future rates over the average remaining service period for active employees.

      The following table presents the net pension expense for the Transco Plan for the years ended December 31, 1998 and 1997 (in thousands):

                                                                 1998           1997
                                                              -----------    -----------

Components of net periodic pension expense
    Service cost.......................................        $  7,055       $  6,212
    Interest cost......................................          16,499         15,808
    Expected return on plan assets.....................         (18,991)       (16,487)
    Amortization of prior service credit...............          (2,839)          (373)
    Recognized net actuarial loss......................           1,790             77
    Regulatory asset deferral..........................            (454)           (47)
                                                              -----------     ----------
    Net periodic pension expense.......................        $  3,060       $  5,190
                                                              ===========    ===========

      The weighted-average assumptions used to determine the projected benefit obligation for 1998 were a discount rate of 7 percent, an expected return on plan assets of 10 percent and a rate of compensation increase of 5 percent.

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Transco participates in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for retired employees of Transco that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases. Cash contributions totaled $11.1 million in 1999, $10.3 million in 1998 and $6.8 million in 1997. Although the actuarially determined cash contributions for each of the three years were comparable, the timing of the actual contributions caused a variance between years.

      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 1999 and 1998 are $48.8 million and $54.7 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

      DEFINED-CONTRIBUTION PLAN Transco employees participate in a Williams defined-contribution plan. Compensation expense of $4.7 million, $4.6 million and $3.6 million was recognized by Transco in 1999, 1998 and 1997, respectively.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco, beginning with 1997 employee stock-based awards was $157.7 million, $133.7 million and $109.4 million for 1999, 1998 and 1997, respectively. Reported net income was $161.2 million, $135.7 million and $111.4 million for 1999, 1998 and 1997, respectively. Pro forma amounts for 1999 reflect the remaining total compensation expense from the awards made in 1998, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 reflect the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

The following table reflects stock options related to 1999, 1998 and 1997 (options in thousands):

                                                                 1999             1998             1997
                                                            -------------    -------------    -------------

Options granted...........................................         426              284              546
Weighted-average grant date fair value....................  $    11.90       $     8.19       $     5.98
Options outstanding - December 31.........................       2,301            2,055            1,987
Options exercisable - December 31.........................       2,176            1,772            1,465

      The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 28 percent (25 percent in 1998 and 23 percent in 1997); risk-free interest rate of 5.6 percent (5.3 percent in 1998 and 6.1 percent in 1997); and a dividend yield of
1.5 percent (2.0 percent in 1998 and 2.4 percent in 1997).

                                 6. INCOME TAXES

      Following is a summary of the provision for income taxes for 1999, 1998 and 1997 (in thousands):

                                                       1999             1998              1997
                                                   -------------    --------------    -------------

Federal:
     Current.................................      $    30,162      $    75,422       $    68,632
     Deferred................................           57,299           (5,056)           (3,041)
                                                   -------------    --------------    -------------
                                                        87,461           70,366            65,591
                                                   -------------    --------------    -------------

State and municipal:
     Current.................................            4,041            9,588             4,991
     Deferred................................            7,418             (673)           (3,988)
                                                   -------------    --------------    -------------
                                                        11,459            8,915             1,003
                                                   -------------    --------------    -------------

Provision for income taxes...................      $    98,920      $    79,281       $    66,594
                                                   =============    ==============    =============

      Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

                                                            1999              1998             1997
                                                        --------------    -------------    --------------
Taxes computed by applying the federal statutory rate.  $    91,037       $    75,241      $    61,293
Reclassification of state liability...................            -                 -            3,761
State and municipal income taxes......................        7,449             5,795              652
Other, net............................................          434            (1,755)             888
                                                        --------------    -------------    --------------

Provision for income taxes............................  $    98,920       $    79,281      $    66,594
                                                        ==============    =============    ==============

 Significant components of deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                           1999             1998
                                                                       -------------    -------------

Deferred tax liabilities
-------------------------
Property, plant and equipment....................................      $   902,592      $   883,706
Deferred charges.................................................           23,391           24,464
Other ...........................................................           14,099            5,422
                                                                       -------------    -------------
Total deferred tax liabilities...................................          940,082          913,592
                                                                       -------------    -------------

Deferred tax assets
---------------------
Estimated rate refund liability..................................           64,876           91,260
Accrued payroll and benefits.....................................           13,803           13,457
Other accrued liabilities........................................            4,995            7,375
Deferred state income taxes - noncurrent liabilities.............           34,766           33,435
Other noncurrent liabilities.....................................            5,562           14,275
Other ...........................................................            4,655            7,082
                                                                       -------------    -------------
Total deferred tax assets........................................          128,657          166,884
                                                                       -------------    -------------

Net deferred tax liabilities.....................................      $   811,425      $   746,708
                                                                       =============    =============


                            7. FINANCIAL INSTRUMENTS

      FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 1999 and 1998 are as follows (in thousands):

                                                   Carrying Amount                     Fair Value
                                             -----------------------------    -----------------------------
                                                1999             1998            1999             1998
                                             ------------     ------------    ------------     ------------

Financial assets:
    Cash and short-term financial assets.    $   482,550      $   417,634     $   482,550      $   417,634
    Long-term financial assets...........         13,689                -          13,689                -
Financial liabilities:
    Long-term debt.......................        975,330          975,768         933,199          991,128


      For cash and short-term financial assets (advances to affiliates), at variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate.

      For Transco's publicly traded long-term debt, estimated fair value is based on quoted market prices at year-end. For Transco's private debt, all at variable interest rates, estimated fair value is equivalent to the carrying amount.

      CREDIT AND MARKET RISK As of December 31, 1999 and 1998, Transco had trade receivables of $32 million and $14 million, respectively. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

      Transco sells, with limited recourse, certain trade receivables. The aggregate limit under the receivables facilities was $100 million at December 31, 1999 and 1998. At December 31, 1999 and 1998, $92 million and $87 million, respectively, of such receivables had been sold. Based on amounts outstanding at December 31, 1999 and 1998 the maximum contractual credit loss under these arrangements is approximately $15 million and $13 million, respectively, but the likelihood of loss is considered to be remote.

               8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

      MAJOR CUSTOMERS The sales, transportation and storage revenues received from Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., the major customers of Transco, were $131.3 million and $117.2 million in 1999, $119.2 million and $113.9 million in 1998 and $139.3 million and $131.8 million in 1997, respectively.

      AFFILIATES Included in Transco's sales and transportation revenues for 1999, 1998, and 1997 are revenues applicable to sales and transportation for affiliates of $106.8 million, $81.9 million and $79.2 million, respectively. The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

      Through an agency agreement with Transco, WESCO manages Transco's jurisdictional merchant gas sales. For the years ended December 31, 1999, 1998 and 1997, included in Transco's cost of sales is $29.5 million, $31.0 million and $31.4 million, respectively, representing agency fees billed to Transco by WESCO under the agency agreement.

      Included in Transco's cost of sales for 1999, 1998 and 1997 is purchased gas cost from affiliates of $415.9 million, $317.0 million and $405.1 million, respectively. All gas purchases are made at market or contract prices.

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

      Also included in Transco's cost of transportation is transportation expense of $4.0 million in 1999, $4.1 million in 1998 and $4.3 million in 1997 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), an affiliate of Transco. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for 1999, 1998 and 1997 were $18.0 million, $15.0 million and $14.7 million, respectively, for such corporate expenses charged by Williams. Management considers the cost of these services to be reasonable.

      Transco has an operating agreement with Williams Field Services (WFS) whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 1999, 1998 and 1997, are $32.0 million, $31.4 million and $37.3 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

      In December 1999, upon assignment of its 100% equity interest in the Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer) to WGP, Transco billed WGP $13.1 million for costs incurred on behalf of Buccaneer.

                      9. QUARTERLY INFORMATION (UNAUDITED)

      The following summarizes selected quarterly financial data for 1999 and 1998 (in thousands):

                                             First          Second <F1>          Third          Fourth <F2>
                                          -------------    -------------     -------------    -------------
1999
Operating revenues <F3>.............      $   354,123      $   389,701       $   384,209      $   415,423
Operating expenses..................          284,296          302,734           325,367          333,834
                                          -------------    -------------     -------------    -------------
Operating income <F3>...............           69,827           86,967            58,842           81,589
Interest expense....................           18,052           13,875            20,282           18,349
Other (income) and deductions, net <F3>        (5,846)          (6,536)           (8,524)         (12,534)
                                          -------------    -------------     -------------    -------------
Income before income taxes .........           57,621           79,628            47,084           75,774
Provision for income taxes..........           22,479           30,217            17,762           28,462
                                          -------------    -------------     -------------    -------------
Net income..........................      $    35,142      $    49,411       $    29,322      $    47,312
                                          =============    =============     =============    =============

      Because of its rate structure and historic maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

     <F1> Includes  an  adjustment  to the  reserve  for rate  refunds of $28.1 million of principal and $5.9 million of interest in connection with general rate case Docket No. RP95-197.

     <F2> Includes  an  adjustment  to the  reserve  for rate  refunds of $23.4 million of principal and $2.6 million of interest in connection with general rate case Docket No. RP97-71.

     <F3> Equity in earnings of unconsolidated  affiliates was reclassified from operating revenues to other income and deductions, net, by $99 thousand, $614 thousand and $442 thousand in the first, second and third quarter, respectively.


                                             First           Second <F4>         Third            Fourth
                                          -------------    -------------     ------------     -------------
1998
Operating revenues <F5>..............     $   339,371      $   334,246       $   324,135      $   327,384
Operating expenses..................          267,416          263,981           263,541          256,461
                                          -------------    -------------     -------------    -------------
Operating income <F5>................          71,955           70,265            60,594           70,923
Interest expense....................           22,605           22,784            23,769           22,497
Other (income) and deductions, net<F5>         (8,031)          (9,580)          (10,791)          (4,491)
                                          -------------    -------------     -------------    -------------
Income before income taxes..........           57,381           57,061            47,616           52,917
Provision for income taxes..........           21,791           21,701            18,000           17,789
                                          -------------    -------------     -------------    -------------

Net income..........................      $    35,590      $    35,360       $    29,616      $    35,128
                                          =============    =============     =============    =============

     <F4> Includes an  adjustment  of $11.8  million  related to the  settlement rates contained in the January 1998 Stipulation and Agreement in general rate case Docket No. RP97-71.

     <F5>  Equity  in  earnings  (losses)  of   unconsolidated   affiliates  was
reclassified to other income and deductions, net, by ($4 thousand), $194 thousand and ($2 thousand) in the first, second and third quarter, respectively.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                    PAGE
                                                                 REFERENCE TO
                                                                   1999 10-K
                                                                 ------------

A.   INDEX

     1.  FINANCIAL STATEMENTS:

         Report of Independent Auditors  -  Ernst & Young LLP           28

         Consolidated Balance Sheet as of December 31,
         1999 and 1998                                                 29-30

         Consolidated Statement of Income for the Years Ended
         December 31, 1999, 1998 and 1997                                31

         Consolidated Statement of Common Stockholder's
         Equity for the Years Ended December 31, 1999, 1998 and 1997     32

         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1999, 1998 and 1997                        33-34

         Notes to Consolidated Financial Statements                    35-59



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

                -   4 Amendment  dated  January  26,  1999,  to Second  Amended and Restated Credit Agreement dated as of July 23, 1997 by and among Transco, The Williams Companies,
                      Inc.,  Texas  Gas  Transmission  Corporation,   Northwest
                      Pipeline Corporation, WilTel Communications, L.L.C., Williams Holdings of Delaware, Inc. and Citibank N.A. as agent and the Banks named therein (Exhibit 4(c) to The Williams Companies, Inc. Form 10-K for 1998 Commission File Number 1-4174)

                -   5 Second Amendment to Second Amended and Restated Credit
                      Agreement, dated as of January 24, 2000 by and among Transco, The Williams Companies, Inc., Texas Gas Transmission Corporation, Northwest Pipeline Corporation and Citibank N.A. as agent and the Banks named therein (Exhibit 4(e) to the Williams Companies, Inc.
                      Form 10-K for 1999 Commission File Number 1-4174)

         10)  MATERIAL CONTRACTS

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


        (21)  SUBSIDIARIES OF THE REGISTRANT

        (23)  CONSENT OF INDEPENDENT AUDITORS

        (24)  POWER OF ATTORNEY WITH CERTIFIED RESOLUTION

        (27)  FINANCIAL DATA SCHEDULE

     4. REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.

                                                  TRANSCONTINENTAL GAS PIPE
                                                      LINE CORPORATION
                                                        (Registrant)



                                          By:  /s/ JAMES C. BOURNE
                                              ---------------------------------
                                                    James C. Bourne
                                                       Controller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 29th day of March, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

            SIGNATURE             TITLE
            ---------             -----

      /s/ KEITH E. BAILEY *      Chairman of the Board
------------------------------
          Keith E. Bailey


 /s/ CUBA WADLINGTON, JR *       Director, President and Chief Executive Officer
------------------------------
     Cuba Wadlington, Jr.        (Principal Executive Officer)


      /s/ GARY D. LAUDERDALE*    Director
------------------------------
          Gary D. Lauderdale


     /s/ NICK A. BACILE *        Vice President  (Principal Financial Officer)
------------------------------
         Nick A. Bacile


      /s/ JAMES C. BOURNE *      Controller  (Principal Accounting Officer)
------------------------------
          James C. Bourne




* By   /s/ JAMES C. BOURNE
---------------------------
           James C. Bourne
           Attorney-in-fact