Form 10-Q
period 2000-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2000-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AS OF MARCH 31, 2000 WAS 100.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

TRANSCONTINENTAL GAS PIPE LINE CORPORATION AND SUBSIDIARIES (TRANSCO)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1999 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1999 Annual Report on Form 10-K.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   March 31,              December 31,
                                                                                      2000                    1999
                                                                                -----------------       -----------------

         ASSETS

Current Assets:
     Cash                                                                         $      1,197            $         843
     Receivables:
         Affiliates                                                                      7,947                   14,761
         Others                                                                         28,182                   46,394
     Advances to affiliates                                                            533,836                  481,707
     Transportation and exchange gas receivables:
         Affiliates                                                                        347                      354
         Others                                                                         36,408                   45,611
     Inventories                                                                        68,201                   77,200
     Deferred income taxes                                                              74,736                   68,081
     Other                                                                              16,020                   17,071
                                                                                -----------------       -----------------
         Total current assets                                                          766,874                  752,022
                                                                                -----------------       -----------------

Long-term advances to affiliates                                                        19,948                   13,689
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              60,591                   58,093
                                                                                -----------------       -----------------

Property, Plant and Equipment :
     Natural gas transmission plant                                                  4,488,339                4,452,101
     Less-Accumulated depreciation and amortization                                    824,179                  791,061
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,664,160                3,661,040
                                                                                -----------------       -----------------

Other Assets                                                                           173,476                  174,336
                                                                                -----------------       -----------------

                                                                                  $  4,685,049            $   4,659,180
                                                                                =================       =================


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   March 31,            December 31,
                                                                                     2000                   1999
                                                                                ----------------       ----------------

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
        Payables:
            Affiliates                                                           $     66,169           $     53,440
            Others                                                                     77,737                102,534
        Advances from affiliates                                                        6,388                     -
        Transportation and exchange gas payables:
            Affiliates                                                                  3,377                    868
            Others                                                                      5,196                  7,569
        Accrued liabilities                                                           130,012                133,176
        Reserve for rate refunds                                                      170,831                159,632
                                                                                ----------------       ----------------
            Total current liabilities                                                 459,710                457,219
                                                                                ----------------       ----------------

Long-Term Debt, less current maturities                                               975,214                975,330
                                                                                ----------------       ----------------

Other Long-Term Liabilities:
        Deferred income taxes                                                         874,758                879,506
        Other                                                                         118,144                123,897
                                                                                ----------------       ----------------
            Total other long-term liabilities                                         992,902              1,003,403
                                                                                ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
        Common stock $1.00 par value:
            100 shares authorized, issued and outstanding                                   -                      -
        Premium on capital stock and other paid-in capital                          1,652,430              1,652,430
        Retained earnings                                                             604,793                570,798
                                                                                ----------------       ----------------
            Total common stockholder's equity                                       2,257,223              2,223,228
                                                                                ----------------       ----------------

                                                                                 $  4,685,049           $  4,659,180
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                2000                   1999
                                                                          -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                      $     201,082          $     148,071
   Natural gas transportation                                                   172,490                168,061
   Natural gas storage                                                           36,243                 35,002
   Other                                                                          1,222                  2,989
                                                                          -----------------      -----------------
        Total operating revenues                                                411,037                354,123
                                                                          -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                    201,089                148,071
   Cost of natural gas transportation                                            15,114                 10,984
   Operation and maintenance                                                     43,634                 41,533
   Administrative and general                                                    33,712                 34,631
   Depreciation and amortization                                                 40,320                 40,213
   Taxes - other than income taxes                                               10,195                  7,848
   Other                                                                          1,272                  1,016
                                                                          -----------------      -----------------
        Total operating costs and expenses                                      345,336                284,296
                                                                          -----------------      -----------------

Operating Income                                                                 65,701                 69,827
                                                                          -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                              25,230                 18,052
   Interest income - affiliates                                                  (8,699)                (5,732)
   Allowance for equity and borrowed funds used during
    construction (AFUDC)                                                         (2,717)                  (855)
   Equity in earnings of unconsolidated affiliates                               (1,893)                   (99)
   Miscellaneous other (income) deductions, net                                    (174)                   840
                                                                          -----------------      -----------------
        Total other deductions                                                   11,747                 12,206
                                                                          -----------------      -----------------

Income before Income Taxes                                                       53,954                 57,621

Provision for Income Taxes                                                       19,959                 22,479
                                                                          -----------------      -----------------

Net Income                                                                $      33,995          $      35,142
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                             2000                1999
                                                                                         -------------       -------------
Cash flows from operating activities:
          Net income                                                                     $   33,995          $   35,142
          Adjustments to reconcile  net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                                  41,649              41,332
              Deferred income taxes                                                         (11,403)             (1,060)
              Allowance for equity funds used during construction (AFUDC)                    (1,939)               (602)
              Changes in operating assets and liabilities:
                 Receivables                                                                 18,926               2,570
                 Receivables sold                                                             6,100               2,000
                 Transportation and exchange gas receivables                                  9,210              22,078
                 Inventories                                                                  8,999               5,894
                 Payables                                                                    (4,260)             27,393
                 Transportation and exchange gas payables                                       136                (711)
                 Accrued liabilities                                                         (3,019)            (39,453)
                 Reserve for rate refunds                                                    11,199             (76,728)
                 Other, net                                                                  (5,996)            (32,095)
                                                                                         -------------       -------------
                       Net cash provided by (used in)  operating activities                 103,597             (14,240)
                                                                                         -------------       -------------


Cash flows from financing activities:
          Advances from affiliate, net                                                        1,164                  -
                                                                                         -------------       -------------
                       Net cash provided by financing activities                              1,164                  -
                                                                                         -------------       -------------

Cash flows from investing activities:
          Property, plant and equipment:
              Additions, net of equity AFUDC                                                (43,625)            (25,093)
              Changes in accounts payable                                                    (7,804)             (5,861)
          Advances to affiliates, net                                                       (53,165)             63,752
          Investments in affiliates                                                            (608)            (21,098)
          Other, net                                                                            795               2,109
                                                                                         -------------       -------------
                       Net cash provided by (used in) investing activities                 (104,407)             13,809
                                                                                         -------------       -------------

Net increase (decrease) in cash                                                                 354                (431)
Cash at beginning of period                                                                     843               1,470
                                                                                         -------------       -------------

Cash at end of period                                                                    $    1,197          $    1,039
                                                                                         =============       =============

Supplemental disclosures of cash flow information:
          Cash paid during the year for :
              Interest (exclusive of amount capitalized)                                 $  23,839           $  42,385
              Income taxes paid                                                             13,457              17,551


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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1999 Annual Report on Form 10-K.

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

      Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K other than as described below.


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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in Docket No. RP95-197. Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. On March 17, 2000, the FERC issued an order which, among other things, affirmed the ALJ's decision on the rate of return and capital structures issues. On April 17, 2000, several parties requested rehearing of, among other things, issues related to the FERC's rate of return decision in the March 17, 2000, order. Transco is evaluating the effect of the order and requests for rehearing. Transco believes its reserve for rate refunds is adequate for any refunds that may be required.

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

      The hearing concerning the other cost allocation and rate design issues not resolved by the June 19, 1996 and October 9, 1996 agreements concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under
Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties have filed requests for rehearing of the FERC's April 16, 1999 order. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased over a three-year period. The ALJ's initial decision is subject to review by the FERC.

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

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (DOCKET NOS. CP98-236 AND
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing). Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e.,
1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA Section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden-McMullen facilities determined by the FERC to be gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $18 million and annual operating income associated with these facilities is estimated to be less than $1 million. On April 6, 2000, the FERC issued an order accepting the March 7, 2000, filing effective April 1, 2000, subject to refund and the outcome of the Docket No. RP97-71 proceeding.

LEGAL PROCEEDINGS

      ROYALTY CLAIMS AND LITIGATION Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgement which Transco opposed. In September 1998, the trial court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the trial court's ruling and in March, 2000, the appellate court reversed the trial court and remanded the case for trial.

SUMMARY

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1999 Annual Report on Form 10-K, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of March 31, 2000, Transco had no outstanding borrowings under this agreement.


SALE OF RECEIVABLES

      Transco is a party to an agreement that expires on January 26, 2001 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At March 31, 2000 and December 31, 1999, interests in these receivables held by the investor were $98 million and $92 million, respectively.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1999 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NET INCOME AND OPERATING INCOME

      Transco's net income for the three months ended March 31, 2000 was $34.0 million compared to net income of $35.1 million for the three months ended March 31, 1999. Operating income for the three months ended March 31, 2000 was $65.7 million compared to $69.8 million for the three months ended March 31, 1999. The lower operating income of $4.1 million was primarily the result of lower other operating revenues and higher operating costs and expenses, partly offset by higher gas transportation and storage revenues and lower administrative and general expense, as discussed below. In addition to lower operating income, the decrease in net income was attributable to higher net interest expense due primarily to adjustments to prior year estimates of interest associated with the recovery of prior years' tracked gas costs. This was partially offset by a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction and higher equity in earnings of unconsolidated affiliates due primarily to earnings from Pine Needle LNG Company and Cardinal Pipeline Company that were placed in service during 1999.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

TRANSPORTATION REVENUES

      Transco's operating revenues related to its transportation services for the three months ended March 31, 2000 were $172.5 million, compared to $168.1 million for the three months ended March 31, 1999. The higher transportation revenues were due to an increase in demand revenues ($6.4 million) due primarily to a lower reserve for rate refunds, partially offset by a decrease in commodity revenues ($1.5 million) due primarily to lower production-area interruptible transportation revenues.

      As shown in the table below, Transco's total market-area deliveries for the three months ended March 31, 2000 increased 11.4 trillion British Thermal Units (TBtu) (2.8%) when compared to the same period in 1999. This is primarily the result of increased deliveries related to incremental projects. Transco's production area deliveries for the three months ended March 31, 2000 increased
21.0 TBtu (47.0%) when compared to the same period in 1999 due primarily to increased liquifiables transportation.

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

                                                                       Three Months
                                                                     Ended March 31,
                                                                 -------------------------

Transco System Deliveries (TBtu)                                   2000           1999
                                                                 ----------     ----------

Market-area deliveries:
     Long-haul transportation                                        213.3          235.6
     Market-area transportation                                      210.1          176.4
                                                                 ----------     ----------
         Total market-area deliveries                                423.4          412.0
 Production-area transportation                                       65.7           44.7
                                                                 ----------     ----------
         Total system deliveries                                     489.1          456.7
                                                                 ==========     ==========


Average Daily Transportation Volumes (TBtu)                            5.4            5.1

Average Daily Firm Reserved Capacity (TBtu)                            6.5            6.0


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

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent developments in Transco's rate and regulatory matters. On March 17, 2000, Transco received a favorable order from the FERC related to the rate of return and capital structure issues in Docket No. RP97-71. In April 2000, requests for rehearing of the March 17, 2000, order were filed with the FERC. Based on an initial review of the requests for rehearing and preliminary calculations of the financial impact of the FERC's March 17 order, Transco estimates that its reserve for rate refunds will be reduced by $45 million to $50 million in the second quarter of 2000.

SALES REVENUES

     Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

     Through an agency agreement with Transco, WESCO, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations. Transco's operating revenues for the three months ended March 31, 2000 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $53.0 million to $201.1 million, when compared to the same period in 1999. The increase was primarily due to higher cash out sales related to the settlement of imbalances, higher sales volumes, and a higher average sales price of $2.55 per dekatherm for the three months ending March 31, 2000, versus $1.76 for the same period of 1999.

                                                     Three Months
                                                    Ended March 31,
                                                -------------------------
Gas Sales Volumes (TBtu)                         2000             1999
                                                --------         --------

Long-term sales                                   50.2             51.5
Short-term sales                                   8.7              4.1
                                                --------         --------
     Total gas sales                              58.9             55.6
                                                ========         ========

STORAGE REVENUES

     Transco's operating revenues related to storage services increased $1.2 million to $36.2 million for the three months ended March 31, 2000 when compared to the same period in 1999. This revenue increase is attributable to a $0.5 million increase from higher underground storage rates charged by others and $0.7 million higher storage demand charges.

OTHER OPERATING REVENUES

     Other operating revenues decreased $1.8 million to $1.2 million for the three months ended March 31, 2000 when compared to the same period in 1999. This decrease is primarily due to lower Parking and Borrowing Service revenues ($1.0 million) and lower liquids transportation ($0.6 million).

OPERATING COSTS AND EXPENSES

      Excluding the cost of natural gas sales of $201 million for the three months ended March 31, 2000 and $148 million for the comparable period in 1999, Transco's operating expenses for the three months ended March 31, 2000, were approximately $8.0 million higher than the comparable period in 1999. This increase was primarily attributable to higher cost of natural gas transportation, operation and maintenance expense and taxes other than income taxes, partially offset by lower administrative and general expense. The higher cost of natural gas transportation was due to a $4.1 million loss accrual associated with the settlement of historical transportation and exchange gas imbalances. The higher operation and maintenance expense was primarily attributable to higher labor ($0.4 million), materials ($0.3 million), employee expenses ($0.5 million), and underground gas storage rates charged by others ($0.6 million). The higher taxes other than income taxes was due to a 1999 adjustment ($2.4 million) to a prior year estimate for franchise, payroll and sales and use tax accruals. Lower administrative and general expense was due to lower professional services ($1.9 million), resulting from lower year 2000 computer systems costs, partially offset by higher labor ($0.3 million) and employee expenses ($0.4 million).

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams or WGP, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At March 31, 2000, there were no outstanding borrowings under the Credit Agreement and no short-term money market facilities were in place.

      In 1997, Transco filed a registration statement with Securities and Exchange Commission and, at March 31, 2000, the amount of $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     As a participant in Williams' cash management program, Transco has made advances to Williams or WGP. At March 31, 2000, there were no advances due Transco by Williams. At March 31, 2000, the advances due Transco by WGP totaled $553.8 million of which $19.9 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

CAPITAL EXPENDITURES

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the three months ended March 31, 2000 were $52.0 million, compared to $52.1 million for the three months ended March 31, 1999.

                                                                           Three Months
                                                                          Ended March 31,
                                                                       ----------------------
Capital Expenditures and Investments in Affiliates                      2000          1999
                                                                       ---------    ---------
                                                                           (In Millions)
Market-area projects                                                   $   23.1     $    5.2
Supply-area projects                                                        2.0          1.3
Maintenance of existing facilities and other projects                      26.3         24.5
Investment in affiliates                                                    0.6         21.1
                                                                       ---------    ---------
      Total capital expenditures and investments in affiliates         $   52.0     $   52.1
                                                                       =========    =========

      Transco's capital expenditures budget for 2000 and future capital projects are discussed in its 1999 Annual Report on Form 10-K. The following describes significant developments related to those projects and any new projects proposed by Transco.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 MMcf/d of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project and ANR Pipeline Company's Supply Link Project, but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company (ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. Transco filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the Market Link project subject to certain conditions.

      INDEPENDENCE PIPELINE PROJECT On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project, or the application seeking authorization to build the project will be dismissed.

      SUNDANCE EXPANSION PROJECT On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion Project, which would create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline along the existing mainline system will be installed along with modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million.


OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

      Transco's capital requirements and contingencies are discussed in its 1999 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required.

CONCLUSION

      Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams or WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to access public and private markets on reasonable terms to finance its capital requirements.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  May 12, 2000                          By /s/ James C. Bourne
                                              ----------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)