Form 10-Q
period 2000-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2000-08-09
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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
The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 2000 was 100.

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

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 2000, and results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      2000                    1999
                                                                                -----------------       -----------------

         ASSETS
Current Assets:
     Cash                                                                         $        296            $         843
     Receivables:
         Affiliates                                                                      6,324                   14,761
         Others                                                                         45,380                   46,394
     Advances to affiliates                                                            577,947                  481,707
     Transportation and exchange gas receivables:
         Affiliates                                                                        -                        354
         Others                                                                         32,243                   45,611
     Inventories                                                                        63,284                   77,200
     Deferred income taxes                                                              49,730                   68,081
     Other                                                                              16,631                   17,071
                                                                                -----------------       -----------------
         Total current assets                                                          791,835                  752,022
                                                                                -----------------       -----------------

Long-term advances to affiliates                                                        19,948                   13,689
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              63,538                   58,093
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,555,862                4,452,101
     Less-Accumulated depreciation and amortization                                    864,345                  791,061
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,691,517                3,661,040
                                                                                -----------------       -----------------

Other Assets                                                                           167,203                  174,336
                                                                                -----------------       -----------------

                                                                                  $  4,734,041            $   4,659,180
                                                                                =================       =================


       The accompanying  condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                                ----------------       ----------------

          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
      Payables:
          Affiliates                                                             $     75,236           $     53,440
          Others                                                                       84,390                102,534
      Advances from affiliates                                                          6,489                     -
      Transportation and exchange gas payables:
          Affiliates                                                                    3,233                    868
          Others                                                                        5,783                  7,569
      Accrued liabilities                                                             154,854                133,176
      Reserve for rate refunds                                                        109,125                159,632
                                                                                ----------------       ----------------
          Total current liabilities                                                   439,110                457,219
                                                                                ----------------       ----------------

Long-Term Debt, less current maturities                                               975,095                975,330
                                                                                ----------------       ----------------

Other Long-Term Liabilities:
      Deferred income taxes                                                           878,744                879,506
      Other                                                                           119,998                123,897
                                                                                ----------------       ----------------
          Total other long-term liabilities                                           998,742              1,003,403
                                                                                ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
      Common stock $1.00 par value:
          100 shares authorized, issued and outstanding                                     -                      -
      Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
      Retained earnings                                                               668,664                570,798
                                                                                ----------------       ----------------
          Total common stockholder's equity                                         2,321,094              2,223,228
                                                                                ----------------       ----------------

                                                                                 $  4,734,041           $  4,659,180
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                               ----------------------------------------
                                                                                     2000                   1999
                                                                               -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                           $     253,502          $     168,277
   Natural gas transportation                                                        222,542                185,656
   Natural gas storage                                                                35,889                 33,891
   Other                                                                               1,313                  1,877
                                                                               -----------------      -----------------
        Total operating revenues                                                     513,246                389,701
                                                                               -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                         253,503                168,277
   Cost of natural gas transportation                                                 10,895                 10,657
   Operation and maintenance                                                          41,337                 40,776
   Administrative and general                                                         29,686                 32,933
   Depreciation and amortization                                                      40,526                 40,174
   Taxes - other than income taxes                                                    10,272                  9,161
   Other                                                                                 539                    756
                                                                               -----------------      -----------------
        Total operating costs and expenses                                           386,758                302,734
                                                                               -----------------      -----------------

Operating Income                                                                     126,488                 86,967
                                                                               -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                   11,553                 13,875
   Interest income - affiliates                                                      (10,314)                (5,662)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (3,398)                (1,139)
   Equity in earnings of unconsolidated affiliates                                    (1,878)                  (614)
   Miscellaneous other (income) deductions, net                                       (1,134)                   879
                                                                               -----------------      -----------------
        Total other (income) deductions                                               (5,171)                 7,339
                                                                               -----------------      -----------------

Income before Income Taxes                                                           131,659                 79,628

Provision for Income Taxes                                                            49,733                 30,217
                                                                               -----------------      -----------------

Net Income                                                                     $      81,926          $      49,411
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                          Six months ended
                                                                                               June 30
                                                                               ----------------------------------------
                                                                                     2000                   1999
                                                                               -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                           $     454,584          $     316,348
   Natural gas transportation                                                        395,032                353,717
   Natural gas storage                                                                72,132                 68,893
   Other                                                                               2,535                  4,866
                                                                               -----------------      -----------------
        Total operating revenues                                                     924,283                743,824
                                                                               -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                         454,591                316,348
   Cost of natural gas transportation                                                 26,010                 21,641
   Operation and maintenance                                                          84,971                 82,309
   Administrative and general                                                         63,398                 67,564
   Depreciation and amortization                                                      80,846                 80,387
   Taxes - other than income taxes                                                    20,467                 17,009
   Other                                                                               1,811                  1,772
                                                                               -----------------      -----------------
        Total operating costs and expenses                                           732,094                587,030
                                                                               -----------------      -----------------

Operating Income                                                                     192,189                156,794
                                                                               -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                   36,783                 31,927
   Interest income - affiliates                                                      (19,013)               (11,394)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (6,115)                (1,994)
   Equity in earnings of unconsolidated affiliates                                    (3,771)                  (713)
   Miscellaneous other (income) deductions, net                                       (1,308)                 1,719
                                                                               -----------------      -----------------
        Total other deductions                                                         6,576                 19,545
                                                                               -----------------      -----------------

Income before Income Taxes                                                           185,613                137,249

Provision for Income Taxes                                                            69,692                 52,696
                                                                               -----------------      -----------------

Net Income                                                                     $     115,921          $      84,553
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                             2000                1999
                                                                                         ------------        -------------
Cash flows from operating activities:

        Net income                                                                       $  115,921          $   84,553
        Adjustments  to reconcile  net income to net cash  provided by (used in)
          operating activities:
            Depreciation and amortization                                                    83,463              82,835
            Deferred income taxes                                                            17,589                 334
            Reserve for transportation and exchange imbalances                                6,429                  -
            Allowance for equity funds used during construction (AFUDC)                      (4,395)             (1,389)
            Changes in operating assets and liabilities:
               Receivables                                                                    1,347              (4,586)
               Receivables sold                                                               8,100               1,000
               Transportation and exchange gas receivables                                    7,293              20,460
               Inventories                                                                   13,528             (10,832)
               Payables                                                                      11,901              61,460
               Transportation and exchange gas payables                                         579               1,572
               Accrued liabilities                                                           21,946             (17,631)
               Reserve for rate refunds                                                     (50,507)            (97,352)
               Other, net                                                                      (716)            (36,394)
                                                                                         -------------       -------------
                     Net cash provided by operating activities                              232,478              84,030
                                                                                         -------------       -------------


Cash flows from financing activities:
        Advances from affiliate, net                                                          1,265                  -
                                                                                         -------------       -------------
                     Net cash provided by financing activities                                1,265                  -
                                                                                         -------------       -------------

Cash flows from investing activities:
        Property, plant and equipment:
            Additions, net of equity AFUDC                                                 (131,431)            (62,762)
            Changes in accounts payable                                                      (8,242)             (6,750)
        Advances to affiliates, net                                                         (97,276)              4,275
        Investments in affiliates                                                            (1,681)            (21,200)
        Other, net                                                                            4,340               2,290
                                                                                         -------------       -------------
                     Net cash used in investing activities                                 (234,290)            (84,147)
                                                                                         -------------       -------------

Net (decrease) in cash                                                                         (547)               (117)
Cash at beginning of period                                                                     843               1,470
                                                                                         -------------       -------------
Cash at end of period                                                                    $      296          $    1,353
                                                                                         =============       =============


Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest (exclusive of amount capitalized)                                   $   32,374          $   53,478
            Income taxes paid                                                                21,977              42,459


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

                            2. BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock and/or exercise significant influence are accounted for under the equity method.

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q.

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

      The  Financial  Accounting  Standards  Board  (FASB)  issued  Statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, will be effective for Transco beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of adopting this standard on Transco's results of operations and financial position is being evaluated.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Transco's results of operations and financial position will not be material.

      Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K or 2000 First Quarter Report on Form 10-Q other than as described below.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in Docket No. RP95-197. Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. On March 17, 2000, the FERC issued an order which, among other things, affirmed the ALJ's decision on the rate of return and capital structures issues. On April 17, 2000, several parties requested rehearing of, among other things, issues related to the FERC's rate of return decision in the March 17, 2000, order. Transco evaluated the effect of the order and requests for rehearing and, during the second quarter of 2000, reduced its reserve for rate refunds by $71.2 million ($62.7 million of principal and $8.5 million of interest) to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. Transco believes its remaining reserve for rate refunds is adequate for any refunds that may be required.

      GENERAL RATE CASE (Docket No. RP95-197) On March 1, 1995, Transco filed with the FERC a general rate case that proposed changes in the rates for Transco's transportation, sales and storage service rate schedules effective April 1, 1995. All issues in this case have been resolved except for certain cost allocation and rate design issues, including most notably the issue of rolled-in pricing for incremental Leidy Line services.

      The hearing on these cost allocation and rate design issues concluded in November 1996, and a supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision concluding, among other things, that with respect to the main issue of rolled-in pricing the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties have filed requests for rehearing of the FERC's April 16, 1999 order. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. The ALJ's initial decision is subject to review by the FERC.

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

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. On July 31, 2000, the FERC issued an order asking that the parties submit briefs on various issues in order to assist the FERC in determining how best to proceed in this case.

      TILDEN/MCMULLEN FACILITIES SPIN-DOWN PROCEEDING (Docket Nos. CP98-236 and
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing). Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e.,
1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA Section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden-McMullen facilities determined by the FERC to be nonjurisdictional gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $18 million and annual operating income associated with these facilities is estimated to be less than $1 million. On April 6, 2000, the FERC issued an order accepting the March 7, 2000, filing effective April 1, 2000, subject to refund and the outcome of the Docket No. RP97-71 proceeding. Effective April 1, 2000, the applicable Tilden/McMullen facilities were spun down by Transco through a non-cash dividend of $18.1 million.

Legal Proceedings

      Royalty claims and litigation On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgement by a 2-1 vote. Transco is seeking rehearing of the decision and continues to believe that it has meritorious defenses to Texaco's claims.

Summary

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.


                       4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

      Williams and certain of its subsidiaries, including Transco, are parties to a $1 billion credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of June 30, 2000, Transco had no outstanding borrowings under this agreement. Subsequent to June 30, 2000, Williams' $1 billion Credit Agreement was terminated and replaced with a $700 million credit agreement that excludes Williams Communications Group Inc. (WCG). The terms of this new agreement as they relate to Transco are similar to the previous agreement.

Sale of Receivables

      Transco is a party to an agreement that expires on January 26, 2001 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At June 30, 2000 and December 31, 1999, interests in these receivables held by the investor were $100 million and $92 million, respectively.

ITEM 2.  Management's Narrative Analysis of Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1999 Annual Report on Form 10-K and in Transco's 2000 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

Net Income and Operating Income

      Transco's net income for the six months ended June 30, 2000 was $115.9 million compared to net income of $84.6 million for the six months ended June 30, 1999. Operating income for the six months ended June 30, 2000 was $192.2 million compared to $156.8 million for the six months ended June 30, 1999. The higher operating income of $35.4 million was primarily the result of higher gas transportation and storage revenues and lower administrative and general expenses, partly offset by lower other operating revenues, and higher cost of natural gas transportation, operations and maintenance expense, and taxes other than income taxes, as discussed below. The increase in net income was attributable to the increased operating income, as well as higher interest income from affiliates, higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction and higher equity in earnings of unconsolidated affiliates due primarily to earnings from Pine Needle LNG Company and Cardinal Pipeline Company that were placed in service during 1999, partially offset by higher net interest expense due primarily to adjustments to estimates of interest associated with the recovery of prior years' tracked gas costs.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

Transportation Revenues

      Transco's operating revenues related to its transportation services for the six months ended June 30, 2000 were $395.0 million, compared to $353.7 million for the six months ended June 30, 1999. The higher transportation revenues were due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million), and higher demand revenues ($11.1 million) due to the FERC's March 17, 2000 order as discussed below. This was partly offset by a positive adjustment in the second quarter of 1999 to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million) and a decrease in commodity revenues ($3.4 million) due primarily to lower production area interruptible transportation revenues and the spin down of the Tilden/McMullen facilities effective April 1, 2000.

      Based on Transco's evaluation of the FERC's March 17, 2000 order and requests by several parties for rehearing of the FERC's order, Transco reduced its reserve for rate refunds ($62.7 million of principal and $8.5 million of interest) in the second quarter of 2000 to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated.

      As shown in the table below, Transco's total market-area deliveries for the six months ended June 30, 2000 increased 33.6 trillion British Thermal Units
(TBtu) (4.6%) when compared to the same period in 1999. This is primarily the result of increased deliveries related to incremental projects. Transco's production area deliveries for the six months ended June 30, 2000 increased 35.7 TBtu (34.2%) when compared to the same period in 1999 due primarily to increased liquefiables transportation.

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

                                                      Six Months
                                                    Ended June 30,
                                              -------------------------

Transco System Deliveries (TBtu)                 2000           1999
                                              ----------     ----------

Market-area deliveries:
     Long-haul transportation                    399.6           437.1
     Market-area transportation                  365.3           294.2
                                              ----------     ----------
         Total market-area deliveries            764.9           731.3
Production-area transportation                   140.2           104.5
                                              ----------     ----------
         Total system deliveries                 905.1           835.8
                                              ==========     ==========


Average Daily Transportation Volumes (TBtu)        5.0             4.6
Average Daily Firm Reserved Capacity (TBtu)        6.4             6.1

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

     Through an agency agreement with Transco, WESCO, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales, excluding Transco's cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WESCO remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WESCO. Through the agency agreement, WESCO receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations.

     Transco's operating revenues for the six months ended June 30, 2000, related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $138.2 million to $454.6 million, when compared to the same period in 1999. The increase was primarily due to higher cash out sales related to the settlement of imbalances, and a higher average sales price of $2.99 per dekatherm for the six months ending June 30, 2000, versus $1.99 for the same period of 1999, partially offset by lower merchant gas sales volumes.

                                   Six Months
                                 Ended June 30,
                             -------------------------
Gas Sales Volumes (TBtu)       2000             1999
                             --------         --------

Long-term sales                96.2            104.2
Short-term sales               20.1             17.0
                             --------         --------
     Total gas sales          116.3            121.2
                             ========         ========

Storage Revenues

     Transco's operating revenues related to storage services increased $3.2 million to $72.1 million for the six months ended June 30, 2000 when compared to the same period in 1999. This revenue increase is primarily due to $2.5 million of higher storage demand charges and a $1.0 million increase from higher underground storage rates charged by others.

Other Operating Revenues

     Other operating revenues decreased $2.3 million to $2.5 million for the six months ended June 30, 2000 when compared to the same period in 1999. This decrease is primarily due to lower Parking and Borrowing Service revenues ($1.4 million) and lower liquids transportation ($0.4 million).

Operating Costs and Expenses

      Excluding the cost of natural gas sales of $455 million for the six months ended June 30, 2000 and $316 million for the comparable period in 1999, Transco's operating expenses for the six months ended June 30, 2000, were approximately $6.8 million higher than the comparable period in 1999. This increase was primarily attributable to higher cost of natural gas transportation, operation and maintenance expense and taxes other than income taxes, partially offset by lower administrative and general expense. The higher cost of natural gas transportation was due to a $6.4 million loss accrual associated with the settlement of historical transportation and exchange gas imbalances. The higher operation and maintenance expense was primarily attributable to higher underground gas storage rates charged by others ($1.1 million), employee expenses ($0.8 million), and materials ($0.7 million). The higher taxes other than income taxes was due to higher franchise and ad valorum tax accruals ($1.1 million) and to a 1999 adjustment ($2.4 million) to a prior year estimate for franchise, payroll and sales and use tax accruals. Lower administrative and general expense was due to lower professional services ($2.8 million), resulting from lower year 2000 computer systems costs, lower building rent ($0.6 million), and lower postretirement benefits other than pensions expense ($0.6 million), partially offset by higher employee expenses ($0.6 million).

                         CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

      Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams or WGP, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from Williams. At June 30, 2000, there were no outstanding borrowings under the Credit Agreement and no short-term money market facilities were in place. Subsequent to June 30, 2000, Williams' $1 billion Credit Agreement was terminated and replaced with a $700 million credit agreement that excludes WCG. The terms of this new agreement as they relate to Transco are similar to the previous agreement.

     In 1997, Transco filed a registration statement with the Securities and Exchange Commission and, at June 30, 2000, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     As a participant in Williams' cash management program, Transco has made advances to Williams or WGP. At June 30, 2000, there were no advances due Transco by Williams. At June 30, 2000, the advances due Transco by WGP totaled $597.9 million of which $19.9 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the six months ended June 30, 2000 were $141.4 million, compared to $90.7 million for the six months ended June 30, 1999.

                                                                            Six Months
                                                                          Ended June 30,
                                                                       ----------------------
Capital Expenditures and Investments in Affiliates                      2000          1999
                                                                       --------     ---------
                                                                           (In Millions)
Market-area projects                                                   $   58.0     $   12.1
Supply-area projects                                                        2.3          -
Maintenance of existing facilities and other projects                      79.4         57.4
Investment in affiliates                                                    1.7         21.2
                                                                       --------     ---------
      Total capital expenditures and investments in affiliates         $  141.4     $   90.7
                                                                       ========     =========

      Transco's capital expenditures budget for 2000 and future capital projects are discussed in its 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 million cubic feet per day (MMcf/d) of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project and ANR Pipeline Company's Supply Link Project, but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company (ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. Transco filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the Market Link project subject to certain conditions. On May 23, 2000, Transco filed a letter with the FERC accepting the MarketLink certificate.

      INDEPENDENCE PIPELINE PROJECT In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 MMcf/d of firm transportation capacity by a requested in-service date of November 2000. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999 the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline Project.

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

      SOUTHCOAST EXPANSION PROJECT On May 22, 2000, the FERC issued a certificate of public convenience and necessity to Transco approving the construction and operation of Transco's SouthCoast Expansion Project. SouthCoast will create approximately 200 MMcf/d of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has a target in-service date of November 1, 2000 and an estimated cost of approximately $108 million.

      CROSS BAY PIPELINE PROJECT On July 21, 2000, Cross Bay Pipeline Company, L.L.C. (Cross Bay), a limited liability company formed between subsidiaries of Transco, Duke Energy and KeySpan Energy, filed an application with the FERC for approval of its gas pipeline project. The Cross Bay pipeline is designed to increase natural gas deliveries into the New York City metropolitan area by replacing and uprating pipeline and installing compression to expand the capacity of Transco's existing Lower New York Bay Extension by approximately 121 MMcf/d. The project is targeted to be placed into service in December 2002 and is estimated to cost approximately $59.5 million. Wholly owned subsidiaries of Transco will operate Cross Bay and have a 37.5% ownership interest.

Other Capital Requirements and Contingencies

      Transco's capital requirements and contingencies are discussed in its 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

      RATE AND REGULATORY REFUNDS Transco has provided reserves which it believes are adequate for any rate refunds that may be required.

CONCLUSION

      Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from WGP and borrowings under the Credit Agreement will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to access public and private markets on reasonable terms to finance its capital requirements.

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

                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)



Dated:  August 9, 2000                        By /s/ James C. Bourne
                                              ----------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)