Form 10-Q
period 2000-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2000-11-13
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 2000 was 100.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 2000, and results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   September 30,              December 31,
                                                                                       2000                      1999
                                                                                 -----------------        ------------------
         ASSETS
Current Assets:
     Cash                                                                         $        425            $         843
     Receivables:
         Affiliates                                                                      6,344                   14,761
         Others                                                                         56,506                   46,394
     Advances to affiliates                                                            615,538                  481,707
     Transportation and exchange gas receivables:
         Affiliates                                                                        -                        354
         Others                                                                         28,290                   45,611
     Inventories                                                                        72,314                   77,200
     Deferred income taxes                                                              59,273                   68,081
     Other                                                                              18,676                   17,071
                                                                                -----------------       -----------------
         Total current assets                                                          857,366                  752,022
                                                                                -----------------       -----------------

Long-Term advances to affiliates                                                        20,679                   13,689
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              61,781                   58,093
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,689,933                4,452,101
     Less-Accumulated depreciation and amortization                                    934,095                  791,061
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,755,838                3,661,040
                                                                                -----------------       -----------------

Other Assets                                                                           172,910                  174,336
                                                                                -----------------       -----------------

                                                                                  $  4,868,574            $   4,659,180
                                                                                =================       =================


       The accompanying  condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   September 30,           December 31,
                                                                                       2000                    1999
                                                                                 ----------------       -----------------
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
      Payables:
          Affiliates                                                             $    153,293           $     53,440
          Others                                                                       81,457                102,534
      Advances from affiliates                                                          5,320                     -
      Transportation and exchange gas payables:
          Affiliates                                                                    3,003                    868
          Others                                                                        5,545                  7,569
      Accrued liabilities                                                             182,561                133,176
      Reserve for rate refunds                                                        118,704                159,632
      Current maturities of long-term debt                                            200,000                     -
                                                                                ----------------       ----------------
          Total current liabilities                                                   749,883                457,219
                                                                                ----------------       ----------------

Long-Term Debt, less current maturities                                               774,974                975,330
                                                                                ----------------       ----------------

Other Long-Term Liabilities:
      Deferred income taxes                                                           865,529                879,506
      Other                                                                           118,232                123,897
                                                                                ----------------       ----------------
          Total other long-term liabilities                                           983,761              1,003,403
                                                                                ----------------       ----------------

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
      Common stock $1.00 par value:
          100 shares authorized, issued and outstanding                                     -                      -
      Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
      Retained earnings                                                               707,526                570,798
                                                                                ----------------       ----------------
          Total common stockholder's equity                                         2,359,956              2,223,228
                                                                                ----------------       ----------------

                                                                                 $  4,868,574           $  4,659,180
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                ----------------------------------------
                                                                                     2000                   1999
                                                                                -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                            $     294,956          $     195,715
   Natural gas transportation                                                         157,203                152,964
   Natural gas storage                                                                 36,033                 33,825
   Other                                                                                3,270                  1,705
                                                                                -----------------      -----------------
        Total operating revenues                                                      491,462                384,209
                                                                                -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                          294,956                195,715
   Cost of natural gas transportation                                                  10,405                  6,893
   Operation and maintenance                                                           44,112                 41,241
   Administrative and general                                                          27,185                 31,242
   Depreciation and amortization                                                       42,359                 40,268
   Taxes - other than income taxes                                                      8,736                  9,107
   Other                                                                                  668                    901
                                                                                -----------------      -----------------
        Total operating costs and expenses                                            428,421                325,367
                                                                                -----------------      -----------------

Operating Income                                                                       63,041                 58,842
                                                                                -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                    20,738                 20,282
   Interest income - affiliates                                                       (11,157)                (6,640)
   Allowance for equity and borrowed funds used during construction (AFUDC)            (5,720)                (1,479)
   Equity in earnings of unconsolidated affiliates                                     (2,146)                  (442)
   Miscellaneous other (income) deductions, net                                        (1,274)                    37
                                                                                -----------------      -----------------
        Total other (income) deductions                                                   441                 11,758
                                                                                -----------------      -----------------

Income before Income Taxes                                                             62,600                 47,084

Provision for Income Taxes                                                             23,738                 17,762
                                                                                -----------------      -----------------
Net Income                                                                      $      38,862          $      29,322
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ----------------------------------------
                                                                                     2000                   1999
                                                                                -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                            $     749,540          $     512,063
   Natural gas transportation                                                         552,235                506,681
   Natural gas storage                                                                108,165                102,718
   Other                                                                                5,805                  6,571
                                                                                -----------------      -----------------
        Total operating revenues                                                    1,415,745              1,128,033
                                                                                -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                          749,547                512,063
   Cost of natural gas transportation                                                  36,415                 28,534
   Operation and maintenance                                                          129,083                123,550
   Administrative and general                                                          90,583                 98,806
   Depreciation and amortization                                                      123,205                120,655
   Taxes - other than income taxes                                                     29,203                 26,116
   Other                                                                                2,479                  2,673
                                                                                -----------------      -----------------
        Total operating costs and expenses                                          1,160,515                912,397
                                                                                -----------------      -----------------

Operating Income                                                                      255,230                215,636
                                                                                -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                    57,521                 52,209
   Interest income - affiliates                                                       (30,170)               (18,034)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (11,835)                (3,473)
   Equity in earnings of unconsolidated affiliates                                     (5,917)                (1,155)
   Miscellaneous other (income) deductions, net                                        (2,582)                 1,756
                                                                                -----------------      -----------------
        Total other deductions                                                          7,017                 31,303
                                                                                -----------------      -----------------

Income before Income Taxes                                                            248,213                184,333

Provision for Income Taxes                                                             93,430                 70,458
                                                                                -----------------      -----------------

Net Income                                                                      $     154,783          $     113,875
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         ---------------------------------
                                                                                             2000                1999
                                                                                         -------------       -------------
     Cash flows from operating activities:
        Net income                                                                       $  154,783          $  113,875
        Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
            Depreciation and amortization                                                   126,464             124,528
            Deferred income taxes                                                            (5,168)              4,270
            Reserve for transportation and exchange imbalances                                6,429                  -
            Equity in earnings of unconsolidated affiliates, net of distributions            (1,662)             (1,155)
            Allowance for equity funds used during construction (AFUDC)                      (8,163)             (2,414)
            Changes in operating assets and liabilities:
               Receivables                                                                   (9,799)                (31)
               Receivables sold                                                               8,100              13,000
               Transportation and exchange gas receivables                                   11,246              25,593
               Inventories                                                                    4,498               4,989
               Payables                                                                      86,353              47,309
               Transportation and exchange gas payables                                         111               2,780
               Accrued liabilities                                                           50,652             (28,470)
               Reserve for rate refunds                                                     (40,928)            (78,994)
               Other, net                                                                    (6,205)            (36,571)
                                                                                         -------------       -------------
                     Net cash provided by operating activities                              376,711             188,709
                                                                                         -------------       -------------
     Cash flows from financing activities:
        Advances from affiliate, net                                                             97                  -
                                                                                         -------------       -------------
                     Net cash provided by financing activities                                   97                  -
                                                                                         -------------       -------------
     Cash flows from investing activities:
        Property, plant and equipment:
            Additions, net of equity AFUDC                                                 (236,731)           (108,590)
            Changes in accounts payable                                                      (8,936)             (7,596)
        Advances to affiliates, net                                                        (135,598)            (51,633)
        Investments in affiliates, net                                                       (2,049)            (21,331)
        Other, net                                                                            6,088                 895
                                                                                         -------------       -------------
                     Net cash used in investing activities                                 (377,226)           (188,255)
                                                                                         -------------       -------------

     Net increase (decrease) in cash                                                           (418)                454
     Cash at beginning of period                                                                843               1,470
                                                                                         -------------       -------------
     Cash at end of period                                                               $      425          $    1,924
                                                                                         =============       =============


     Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest (exclusive of amount capitalized)                                   $   55,327          $   76,797
            Income taxes paid                                                                44,753              68,796
            Income tax refunds received                                                        (118)                 -


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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No.
133. SFAS No. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Transco will adopt these standards effective January 1, 2001.

      Based on Transco's implementation efforts to date and the fair value of its identified derivative positions existing at September 30, 2000, Transco does not expect that the impact of adopting the standards will be material to its financial position or results of operations. However, changing market prices and the possibility of entering into new derivative positions in the fourth quarter of 2000 and the fact that Transco continues to pursue its implementation efforts, causes the impact to Transco's financial position or results of operations to remain uncertain.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The impact of this interpretation on Transco's results of operations and financial position was not material.

      Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

      There have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K or 2000 first and second Quarterly Reports on Form 10-Q other than as described below.

Legal Proceedings

      ROYALTY CLAIMS AND LITIGATION In August 1996, a lawsuit was filed against Transco and certain Transco affiliates by a royalty owner in a gas producing field in Brooks County, Texas alleging a claim for incorrect computation of royalties. Transco was alleged to have purchased gas from the field. Transco filed an answer denying liability for the claim. In August 2000, this lawsuit was settled. Although Transco did not make any contribution to the settlement, one producer participating in the settlement has asserted against Transco a claim for indemnification in the amount of approximately $6.7 million. Transco has denied the producer's claim.

Summary

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. This agreement excludes Williams Communications Group Inc. (WCG). Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of September 30, 2000, Transco had no outstanding borrowings under this agreement.

Current Maturities of Long-term Debt

      The $200 million of current maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. The 7.08% Debentures have no sinking fund provisions. If the holders of the 7.08% Debentures elect to have the 7.08% Debentures repaid, Transco intends to refinance the debt on a long-term basis by accessing public and private markets and utilizing any shelf availability under the registration statement previously filed with the Securities and Exchange Commission.

Sale of Receivables

      Transco is a party to an agreement that expires on January 26, 2001 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At September 30, 2000 and December 31, 1999, interests in these receivables held by the investor were $100 million and $92 million, respectively.

                                 5. FUEL TRACKER

      1999 FUEL TRACKER (Docket No. TM99-6-29) On March 1, 1999, Transco made its annual filing pursuant to its FERC Gas Tariff to recalculate the fuel retention percentages applicable to Transco's transportation and storage rate schedules, to be effective April 1, 1999. Included in the filing were two adjustments that increased the estimated gas required for operations in prior periods by approximately 8 billion cubic feet. By letter order dated March 31, 1999, the FERC accepted the filing to be effective April 1, 1999, subject to refund and to further FERC action.

      On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco's tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a "penalty" that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. Transco must file tariff sheets and supporting documentation on or before November 29, 2000 to implement the FERC's decision. Transco is evaluating the effects of the decision.

ITEM 2.  Management's Narrative Analysis of Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 1999 Annual Report on Form 10-K and in Transco's 2000 first and second Quarterly Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

Net Income and Operating Income

      Transco's net income for the nine months ended September 30, 2000 was $154.8 million compared to net income of $113.9 million for the nine months ended September 30, 1999. Operating income for the nine months ended September 30, 2000 was $255.2 million compared to $215.6 million for the nine months ended September 30, 1999. The higher operating income of $39.6 million was primarily the result of higher gas transportation and storage revenues and lower administrative and general expenses, partly offset by higher cost of natural gas transportation, operations and maintenance expense, depreciation and amortization expense and taxes other than income taxes, as discussed below. The increase in net income was attributable to the increased operating income, as well as higher interest income from affiliates, higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction and higher equity in earnings of unconsolidated affiliates due primarily to earnings from Pine Needle LNG Company and Cardinal Pipeline Company that were placed in service during 1999, partially offset by higher net interest expense due primarily to adjustments to estimates of interest associated with the recovery of prior years' tracked gas costs.

      Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

Transportation Revenues

      Transco's operating revenues related to its transportation services for the nine months ended September 30, 2000 were $552.2 million, compared to $506.7 million for the nine months ended September 30, 1999. The higher transportation revenues of $45.5 million were due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million), and higher demand revenues ($14.4 million) due to the FERC's March 17, 2000 order as discussed below. This was partly offset by a positive adjustment in the second quarter of 1999 to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million) and a decrease in commodity revenues ($5.3 million) due primarily to lower production area interruptible transportation revenues and the spin down of the Tilden/McMullen facilities effective April 1, 2000.

      Based on Transco's evaluation of the FERC's March 17, 2000 order and requests by several parties for rehearing of the FERC's order, Transco reduced its reserve for rate refunds ($62.7 million of principal and $8.5 million of interest) in the second quarter of 2000 to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated.

      As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 2000 increased 29.8 trillion British Thermal Units (TBtu) (2.8%) when compared to the same period in 1999. This is primarily the result of increased deliveries related to incremental projects. Transco's production area deliveries for the nine months ended September 30, 2000 increased 54.0 TBtu (33.5%) when compared to the same period in 1999 due primarily to increased liquefiables transportation.

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

                                                             Nine months
                                                         Ended September 30,
                                                       -------------------------

Transco System Deliveries (Tbtu)                          2000           1999
                                                       ----------     ----------

Market-area deliveries:
     Long-haul transportation                              571.8          626.8
     Market-area transportation                            520.0          435.2
                                                       ----------     ----------
          Total market-area deliveries                   1,091.8        1,062.0
Production-area transportation                             215.0          161.0
                                                       ----------     ----------
          Total system deliveries                        1,306.8        1,223.0
                                                       ==========     ==========

Average Daily Transportation Volumes (TBtu)                  4.8            4.5
Average Daily Firm Reserved Capacity (TBtu)                  6.3            6.3

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

      See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent developments in Transco's rate and regulatory matters. On October 30, 2000, Transco received a favorable order from the FERC related to its 1999 fuel tracker filing in Docket No. TM99-6-29. Transco is evaluating the effects of the decision.

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

     Transco's operating revenues for the nine months ended September 30, 2000, related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $237.5 million to $749.5 million, when compared to the same period in 1999. The increase was primarily due to higher cash out sales related to the settlement of imbalances, and a higher average sales price of $3.42 per dekatherm (dt) for the nine months ending September 30, 2000, versus $2.19 for the same period of 1999, partially offset by lower merchant gas sales volumes.

                                                               Nine months
                                                           Ended September 30,
                                                       -------------------------
Gas Sales Volumes (TBtu)                                 2000             1999
                                                       --------         --------

Long-term sales                                          140.0            150.1
Short-term sales                                          30.4             28.1
                                                        --------        --------
     Total gas sales                                     170.4            178.2
                                                        ========        ========

Storage Revenues

     Transco's operating revenues related to storage services increased $5.4 million to $108.2 million for the nine months ended September 30, 2000 when compared to the same period in 1999. This revenue increase is primarily due to $4.2 million of higher storage demand charges and a $1.4 million increase to recover higher underground storage rates charged by others.

Other Operating Revenues

     Other operating revenues decreased $0.8 million to $5.8 million for the nine months ended September 30, 2000 when compared to the same period in 1999, primarily due to lower Parking and Borrowing Service revenues.

Operating Costs and Expenses

      Excluding the cost of natural gas sales of $749.5 million for the nine months ended September 30, 2000 and $512.1 million for the comparable period in 1999, Transco's operating expenses for the nine months ended September 30, 2000, were approximately $10.6 million higher than the comparable period in 1999. This increase was primarily attributable to higher cost of natural gas transportation, operation and maintenance expense, depreciation and amortization and taxes other than income taxes, partially offset by lower administrative and general expense. The higher cost of natural gas transportation was due to a $6.4 million loss accrual associated with the settlement of historical transportation and exchange gas imbalances in the first and second quarters. The higher operation and maintenance expense was primarily attributable to higher underground gas storage rates charged by others ($1.6 million), employee expenses ($0.8 million), labor ($0.8 million), professional services ($0.8 million), and materials ($0.9 million). The higher depreciation and amortization was due primarily to plant and property additions. The higher taxes other than income taxes was due to a 1999 adjustment ($2.4 million) to a prior year estimate for franchise, payroll and sales and use tax accruals. Lower administrative and general expense was due to lower professional services ($3.6 million), resulting from lower year 2000 computer systems costs, lower pension expense ($2.3 million), lower postretirement benefits other than pensions expense ($1.6 million) and lower office rent ($0.8 million), partially offset by higher employee expenses ($1.1 million).

                         CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

      Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to Williams or WGP, by borrowings under the Credit Agreement and short-term money market facilities and, if required, advances from WGP. At September 30, 2000, there were no outstanding borrowings under the Credit Agreement and no short-term money market facilities were in place.

     In 1997, Transco filed a registration statement with the Securities and Exchange Commission and, at September 30, 2000, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     As a participant in Williams' cash management program, Transco has made advances to Williams or WGP. At September 30, 2000, there were no advances due Transco by Williams. At September 30, 2000, the advances due Transco by WGP totaled $636.2 million of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the nine months ended September 30, 2000 were $247.7 million, compared to $137.5 million for the nine months ended September 30, 1999.

                                                                Nine months
                                                            Ended September 30,
                                                          ----------------------
Capital Expenditures and Investments in Affiliates          2000          1999
                                                          --------     ---------
                                                              (In Millions)

Market-area projects                                      $  101.6     $   25.5
Supply-area projects                                           2.1         (1.8)
Maintenance of existing facilities and other projects        142.0         92.5
Investment in affiliates                                       2.0         21.3
                                                          --------     ---------
 Total capital expenditures and investments in affiliates $  247.7     $  137.5
                                                          ========     =========

      Transco's capital expenditures budget for 2000 and future capital projects are discussed in its 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      SOUTHCOAST EXPANSION PROJECT Transco's SouthCoast Expansion Project was placed in service on November 1, 2000. SouthCoast creates approximately 200 million cubic feet per day (MMcf/d) of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has an estimated cost of approximately $108 million.

      MOMENTUM EXPANSION PROJECT   In August  2000,  Transco  announced  an open
season for parties interested in subscribing to firm transportation service under its Momentum Expansion Project, a proposed expansion of the Transco pipeline system from Station 65 in Louisiana to Station 165 in Virginia designed to meet increasing natural gas demand in the southeastern United States. The project has a target in-service date of May 1, 2003. Transco plans to file for FERC approval of the project during the second quarter of 2001.

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 MMcf/d of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project and ANR Pipeline Company's Supply Link Project, but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company (ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. Transco filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the Market Link project subject to certain conditions. On May 23, 2000, Transco filed a letter with the FERC accepting the MarketLink certificate. On June 22, 2000, Congressman Bill Pascrell, Jr. and the State of New Jersey filed separate petitions with the U.S. Court of Appeals for the District of Columbia seeking review of the FERC orders relating to this project. On August 10, 2000, Transco filed a motion to dismiss, for lack of jurisdiction, the petitions for review because petitioners failed to file requests for rehearing of the FERC's final certificate order prior to initiating court review of such order as required by the Natural Gas Act. On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. The initial two phases of the project would consist of 286 MMcf/d of firm transportation service with in-service dates of November 1, 2001 and November 1, 2002. Transco did not propose in the amendment to change the overall facilities certificated by the FERC in this proceeding.

      INDEPENDENCE PIPELINE PROJECT In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 MMcf/d of firm transportation capacity by a requested in-service date of November 2000. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999 the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline Project. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties.

      SUNDANCE EXPANSION PROJECT On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion Project, which would create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline along the existing mainline system will be installed along with modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million. On September 29, 2000, the FERC made a preliminary determination that the Sundance expansion project is required by the public convenience and necessity, and that Transco should be granted a certificate subject to the completion of the FERC's pending environmental review.

Other Capital Requirements and Contingencies

      Transco's capital requirements and contingencies are discussed in its 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 1999 Annual Report on Form 10-K and 2000 first and second Quarterly Reports on Form 10-Q with regard to other capital requirements and contingencies.

      Rate and Regulatory Refunds On November 1, 2000, Transco made rate refunds of $95 million, including interest, for the period May 1, 1997 through February 29, 2000 under its Docket No. RP97-71 general rate case. Transco has provided reserves which it believes are adequate for any additional rate refunds that may be required.

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

                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  November 13, 2000                     By /s/ James C. Bourne
                                              ----------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)