Form 10-K
period 2000-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2001-03-13
CIK 99250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from             to
                                       -----------    --------------

                         Commission File Number 1-7584

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     74-1079400
------------------------------                    ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


2800 Post Oak Blvd., P. O. Box 1396, Houston, Texas           77251
---------------------------------------------------      ----------------
   (Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code       (713) 215-2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2001 was 100.

     The registrant  meets the conditions set forth in General  Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                     PART I

ITEM 1.      Business.

                                     GENERAL

      Transcontinental Gas Pipe Line Corporation (Transco) is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Transco also holds a minority interest in Cardinal Pipeline Company, LLC, an intrastate natural gas pipeline located in North Carolina. Transco's principal business is the transportation of natural gas.

      The number of full time employees of Transco at December 31, 2000 was 1,498.

      Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC
(WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

      At December 31, 2000, Transco's system had a mainline delivery capacity of approximately 4.0 Bcf <F1> of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.9 Bcf of gas per day. The system is composed of approximately 10,300 miles of mainline and branch transmission pipelines, 45 compressor stations, seven storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.3 million horsepower.

      Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields. Transco also has storage capacity in a liquefied natural gas (LNG) storage facility and operates the facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility and through storage service contracts is approximately 216 Bcf of gas. In addition, wholly-owned subsidiaries of Transco operate and hold a 35-percent ownership interest in Pine Needle LNG Company, a LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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

      In May 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 2000 of the facilities was approximately $445 million. Operating income recorded by Transco for the year ended December 31, 2000 associated with the facilities was approximately $4 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order and, in August 1997, filed a request that rehearing be expedited.

      In the absence of any action by the FERC in response to Transco's rehearing request, Transco has filed with the FERC the following two applications seeking authorization to abandon portions of the facilities included in the February 1996 application.

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

      In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. These applications are currently pending before the FERC.

                           MARKETS AND TRANSPORTATION

      Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

      Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Transco's two largest customers in 2000 were Consolidated Edison Company of New York, Inc. and Public Service Electric and Gas Company, which accounted for approximately 8.7 percent and 8.6 percent, respectively, of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

      Transco's total system deliveries for the years 2000, 1999 and 1998 are shown below.

Transco System Deliveries (TBtu)                                    2000             1999            1998
----------------------------------------                        -------------     ------------    ------------
Market-area deliveries
      Long-haul transportation .........................              786.7             820.0          857.8
      Market-area transportation .......................              710.4             622.6          522.1
                                                                -------------     ------------    ------------
      Total market-area deliveries .....................            1,497.1           1,442.6        1,379.9
Production-area transportation .........................              262.0             222.0          214.0
                                                                -------------     ------------    ------------
Total system deliveries ................................            1,759.1           1,664.6        1,593.9
                                                                =============     ============    ============

Average Daily Transportation Volumes (TBtu) ............                4.8               4.6            4.4
Average Daily Firm Reserved Capacity (TBtu) ............                6.3               6.3            5.8

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

                                PIPELINE PROJECTS

      PROJECTS IN SERVICE Transco's SouthCoast Expansion Project was placed in service on November 1, 2000. SouthCoast creates approximately 200 MMcf/d of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has an estimated cost of approximately $108 million.

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

      MARKETLINK EXPANSION PROJECT On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 MMcf/d of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000, at an estimated cost of $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project and ANR Pipeline Company's Supply Link Project, but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company (ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. Transco filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the Market Link project subject to certain conditions. On May 23, 2000, Transco filed a letter with the FERC accepting the MarketLink certificate.

      On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. The initial two phases of the project would consist of 286 MMcf/d of firm transportation service with in-service dates of November 1, 2001 and November 1, 2002. Transco did not propose in the amendment to change the overall facilities certificated by the FERC in this proceeding. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. The order requires Transco to file executed contracts fully subscribing the remaining capacity of the project (approximately 390 MMcf/d) by April 13, 2001. Transco accepted the amended certificate on December 21, 2000. Certain parties filed with the FERC requests for rehearing of the December 13, 2000 order, and on February 12, 2001, the FERC denied the requests.

      INDEPENDENCE PIPELINE PROJECT In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 MMcf/d of firm transportation capacity with an in-service date of November 2002. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999 the FERC gave conditional approval for the Independence Pipeline Project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline Project. Independence accepted the certificate authorization on August 11, 2000. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties.

      SUNDANCE EXPANSION PROJECT On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion Project, which would create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline loop along the existing mainline system will be installed along with approximately 33,000 horsepower of new compression and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million. On September 29, 2000, the FERC made a preliminary determination that the Sundance expansion project is required by the public convenience and necessity, and that Transco should be granted a certificate subject to the completion of the FERC's pending environmental review.

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

      Transco's gas sales volumes managed by WESCO for the years 2000, 1999 and 1998 are shown below.

Gas Sales Volumes (TBtu)            2000              1999              1998
-------------------------      --------------    -------------     -------------

Long-term sales .........            190.9             196.2             176.0

Short-term sales ........             38.4              38.4              25.0
                               --------------    -------------     -------------

    Total gas sales .....            229.3             234.6             201.0
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

      Intrastate gas pipeline operations Cardinal Pipeline Company, LLC, a North Carolina natural gas pipeline company, is subject to the jurisdiction of the North Carolina Utilities Commission. Cardinal Pipeline is operated and 45-percent owned by wholly-owned subsidiaries of Transco.

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

      In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the regulation of short-term transportation services and a Notice of Inquiry (NOI) addressing long-term transportation services. The scope of the inquiry initiated by these two proceedings and the potential policy implications are unprecedented in the history of natural gas regulation. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. In Order 637, the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

      At the state level, both local distribution company (LDC) unbundling and electric industry restructuring are affecting Transco's markets. On the gas side, several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. New York, New Jersey, Pennsylvania, Maryland, Delaware and Georgia have established regulations for LDC unbundling and are currently implementing them on a company-by-company basis. To date, none of these changes at the state level have required renegotiations of Transco's current LDC contracts nor have these states required significant alteration in the operation of the pipeline.

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

ITEM 2. Properties.

      See "Item 1. Business."

ITEM 3. Legal Proceedings.

      GATHERING FACILITIES SPIN-DOWN ORDER  (Docket  Nos.   CP96-206-000  and
CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Gas Processing, an affiliate of Transco. The net book value recorded by Transco at December 31, 2000 of the facilities was approximately $445 million. Operating income recorded by Transco for the year ended December 31, 2000 associated with the facilities was approximately $4 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order and, in August 1997, filed a request that rehearing be expedited.

      In the absence of any action by the FERC in response to Transco's rehearing request, Transco has filed with the FERC the two applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

      TILDEN/MCMULLEN  FACILITIES SPIN-DOWN PROCEEDING (Docket Nos. CP98-236 and
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden-McMullen facilities determined by the FERC to be non-jurisdictional gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $18 million and annual operating income associated with these facilities is estimated to be less than $1 million. On April 6, 2000, the FERC issued an order accepting the March 7, 2000, filing effective April 1, 2000, subject to refund and the outcome of the Docket No. RP97-71 proceeding. Effective April 1, 2000, the applicable Tilden/McMullen facilities were spun down by Transco through a non-cash dividend of $18.1 million.

      NORTH PADRE ISLAND/CENTRAL TEXAS SYSTEM SPIN-DOWN PROCEEDING (Docket Nos. CP01-32-000 and CP01-34-000) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. These applications are currently pending before the FERC.

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

      On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2000, postjudgment interest was approximately $7.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco is pursuing an appeal to the Texas Supreme Court and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial.

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

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Transco, are pending.

ENVIRONMENTAL MATTERS

      In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency
(EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ offered to discuss settlement of the claim and discussions began in September 1999 and have continued throughout 2000 and into 2001. While no specific amount has been proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $35 million to $40 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2000, Transco had a reserve of approximately $35 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

      Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

      Transco has used  lubricating  oils containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $35 million to $40 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted except as indicated above in reference to the July 1999 DOJ letter, no assurance can be given that the EPA will not seek such penalties in the future.

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

                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

      NET INCOME AND OPERATING INCOME Transco's net income for 2000 was $191.8 million compared to net income of $161.2 million for 1999. Operating income for 2000 was $311.9 million compared to operating income of $297.2 million for 1999.

      The higher operating income of $14.7 million was primarily the result of higher gas transportation and storage revenues and lower administrative and general expenses, partly offset by higher cost of natural gas transportation, operations and maintenance expense, depreciation and amortization expense and taxes other than income taxes, as discussed below. The increase in net income was attributable to the increased operating income, as well as higher interest income from affiliates, higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction and higher equity in earnings of unconsolidated affiliates due primarily to earnings from Pine Needle LNG Company and Cardinal Pipeline Company that were placed in service during 1999. These higher income items were partially offset by higher interest expense due primarily to adjustments to estimates of interest associated with the recovery of prior years' tracked gas costs.

      TRANSPORTATION REVENUES Transco's operating revenues related to its transportation services increased $32 million to $723 million for 2000 when compared to 1999. The higher transportation revenues were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million), and higher demand revenues ($22.6 million) due to the FERC's March 17, 2000 order as discussed below. This was partly offset by positive adjustments in 1999 to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million) and general rate case Docket No. RP97-71 ($23.4 million) and a decrease in commodity revenues ($4.8 million) and the spin down of the Tilden/McMullen facilities effective April 1, 2000.

      Based on Transco's evaluation of the FERC's March 17, 2000 order and requests by several parties for rehearing of the FERC's order, Transco reduced its reserve for rate refunds ($62.7 million of principal and $8.5 million of interest) in the second quarter of 2000 to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order.

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

      Transco's total market-area deliveries for 2000 increased 54.5 TBtu, or 4%, when compared to 1999. This is primarily the result of increased deliveries related to incremental expansion projects. Transco's production area deliveries for 2000 increased 40.0 Tbtu, or 18%, when compared to 1999 due primarily to increased interruptible transportation and liquefiables transportation.

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

     Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $438 million to $1,141 million for 2000, when compared to 1999. The increase was primarily due to a higher average sales price of $3.94 per Dt in 2000 versus $2.27 per Dt in 1999.

     STORAGE REVENUES Transco's operating revenues related to storage services increased $7 million to $144 million for 2000 when compared to 1999. This revenue increase was due to $5.8 million of higher demand revenues resulting from the effects of the FERC's March 17, 2000 order in Transco's general rate case Docket No. RP97-71 and a $1.6 million increase to recover higher underground storage rates charged by others.

     OTHER REVENUES Other operating revenues decreased $4 million to $8 million for 2000 when compared to 1999, primarily due to a decrease of $4.7 million in Parking and Borrowing Service revenues.

      OPERATING COSTS AND EXPENSES Excluding the cost of natural gas sales of $1,141 million and $703 million for 2000 and 1999, respectively, Transco's operating expenses were approximately $20 million higher in 2000 compared to 1999. All categories of costs and expenses were higher except administrative and general expense. The higher cost of natural gas transportation was due to a $6.4 million loss accrual associated with the settlement of historical transportation and exchange gas imbalances in the first and second quarters. The higher operation and maintenance expense was primarily attributable to higher underground gas storage rates charged by others ($1.4 million), materials ($0.9 million) and labor ($0.9 million). The higher depreciation and amortization was due primarily to plant and property additions. The higher taxes other than income taxes was due to a 1999 adjustment ($2.4 million) to a prior year estimate for franchise, payroll and sales and use tax accruals. The higher other expense was primarily due to increased charitable contributions by the company. Lower administrative and general expense was due to lower professional services ($3.3 million), resulting primarily from lower year 2000 computer systems costs, lower employee benefits expense ($5.0 million) and lower Gas Research Institute charges ($1.2 million), partly offset by higher labor ($1.5 million), employee expenses ($1.7 million) and non-contractual services ($1.1 million).

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

      Transco's market-area deliveries for 1999 increased 62.7 TBtu, or 5%, when compared to 1998. The increased deliveries were mainly due to higher deliveries under the Mobile Bay Lateral Expansion Project and the Cherokee Expansion Project, which were placed into service in the latter part of 1998. Transco's production area deliveries for 1999 increased 8.0 Tbtu, or 4%, when compared to 1998 due to increased liquefiables transportation which resulted from higher prices paid for liquifiables in 1999.

     SALES REVENUES Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $178 million to $703 million for 1999, when compared to 1998. The increase was primarily due to higher cash out sales related to the settlement of imbalances, higher sales volumes and a higher average sales price of $2.27 per Dt for 1999 versus $2.10 per Dt in 1998.

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

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

      Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under a bank credit agreement and, if required, advances from WGP.

     In 1997, Transco filed a registration statement with the Securities and Exchange Commission and, at December 31, 2000, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million bank credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At December 31, 2000, Transco had no outstanding borrowings under the Credit Agreement.

      As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At December 31, 2000, the advances due Transco by WGP totaled
$458.4 million of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Consolidated Balance Sheet.

CAPITAL EXPENDITURES

      As shown in the table below, Transco's capital expenditures for 2000 included $126 million for market-area projects, primarily for the MarketLink, SouthCoast and Sundance Projects, $2 million for supply-area projects and $211 million for maintenance of existing facilities and other projects. Transco has budgeted approximately $400 million in the year 2001 for capital expenditures related to expansion projects in the market area, supply area projects and the maintenance of existing facilities.

                                           Budget                              Actual
                                        --------------    --------------------------------------------------
Capital Expenditures                        2001              2000              1999              1998
--------------------------              --------------    --------------    --------------    --------------
                                                                   (In millions)
Market-Area Projects ............         $   197.5          $  125.5          $   43.0          $  78.2
Supply-Area Projects ............              11.7               2.1               3.7            127.6
Maintenance of Existing Facilities
  and Other Projects ............             191.1             211.5             138.7             97.9
                                          -----------        ----------        ----------        ---------
      Total Capital Expenditures          $   400.3          $  339.1          $  185.4          $ 303.7
                                          ===========        ==========        ==========        =========

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

      RATE AND REGULATORY REFUNDS As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco has filed general rate cases (Docket Nos. RP95-197 and RP97-71) under which reserves for rate refunds may have been provided. Transco has provided reserves which it believes are adequate for any refunds that may be required under Docket No. RP97-71 and believes no refunds will be required under Docket No. RP95-197.

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

 ITEM 7a.  Qualitative and Quantitative Disclosures About Market Risk

        Due to variable rate issues in its debt portfolio, Transco's interest rate risk exposure is influenced by short-term rates, primarily the London Interbank Offered Rate (LIBOR) on borrowings from commercial banks, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in short-term interest rates, Transco maintains a significant portion of its debt portfolio in fixed rate debt.

        In addition, Transco's interest rate risk exposure results from certain demand notes between Transco and WGP which were first issued in 1999. Transco currently does not expect to receive payment for the principal of these notes prior to their maturity in 2009. The interest rate on the demand notes is LIBOR plus a fixed rate of 0.275% per annum for January 1, 1999 to January 31, 1999 and 0.6875% per annum for February 1, 1999 to maturity of the notes.

        The following tables provide information about Transco's long-term debt, including current maturities, and long-term advances to affiliates (WGP) as of December 31, 2000 and 1999, both of which are subject to interest rate risk. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2000                                              Expected Maturity Date
-----------------                           --------------------------------------------------------------
                                               2001             2002            2003             2004
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $     200        $       125     $        -       $         -
      Interest rate...................          7.25%              7.21%          6.77%             6.76%
    Variable rate.....................      $       -        $       150     $        -       $         -
      Interest rate (6.69% for 2000)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $       -       $        -       $         -
      Interest rate (7.20% for 2000)..

December 31, 2000                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2005          Thereafter         Total         Fair Value
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $     200        $     300       $     825        $     809
      Interest rate...................          7.03%            7.22%
    Variable rate.....................      $       -        $       -       $     150        $     150
      Interest rate (6.69% for 2000)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $      21       $      21        $      21
      Interest rate (7.20% for 2000)..

December 31, 1999                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2000             2001            2002             2003
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $       200     $     125        $         -
      Interest rate...................          7.23%              7.25%         7.21%              6.77%
    Variable rate.....................      $       -        $       -       $     150        $         -
      Interest rate (5.30% for 1999)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $       -       $        -       $         -
      Interest rate (5.90% for 1999)..


December 31, 1999                                              Expected Maturity Date
----------------------                      --------------------------------------------------------------
                                               2004          Thereafter         Total         Fair Value
                                            ------------     ------------    ------------     ------------
                                                                (Dollars in millions)
Long-term debt:
    Fixed rate........................      $       -        $     500       $     825        $     783
      Interest rate...................          6.76%            7.21%
    Variable rate.....................      $       -        $       -       $     150        $     150
      Interest rate (5.30% for 1999)
Long-term advances to affiliates:
    Variable rate.....................      $       -        $      14       $      14        $      14
      Interest rate (5.90% for 1999)..

ITEM 8.  Financial Statements and Supplementary Data

                                                               Page

                                                           ------------

Report of Independent Auditors..........................        22

Consolidated Balance Sheet..............................      23-24

Consolidated Statement of Income.........................       25

Consolidated Statement of Common Stockholder's Equity.....      26

Consolidated Statement of Cash Flows......................    27-28

Notes to Consolidated Financial Statements................    29-51

                         REPORT OF INDEPENDENT AUDITORS

Transcontinental Gas Pipe Line Corporation
The Board of Directors

      We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       ERNST & YOUNG LLP


Tulsa, Oklahoma
February  28, 2001

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              Thousands of Dollars

                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       2000                 1999
                                                                                  ----------------     ----------------
       ASSETS
Current Assets:
    Cash  .................................................................         $       531          $       843
    Receivables:
       Trade (Notes 4 and 7) ..............................................              16,725                7,057
       Note receivable - TGPL Enterprises, Inc. (Notes 4 and 7)............             116,158               24,786
       Other affiliates ...................................................              10,063               14,761
       Advances to affiliates .............................................             437,706              486,930
       State income taxes .................................................                   -                2,811
       Other ..............................................................               6,139               11,740
    Transportation and exchange gas receivables:
       Affiliates..........................................................                   -                  354
       Others..............................................................              20,640               45,611
    Inventories:
       Gas in storage, at LIFO ............................................              16,793               41,599
       Materials and supplies, at lower of average cost or market .........              30,570               30,989
       Gas available for customer nomination, at average cost .............              38,047                4,612
    Deferred income taxes (Note 6) ........................................              32,909               68,081
    Other .................................................................              17,837               17,071
                                                                                  ----------------     ----------------
       Total current assets ...............................................             744,118              757,245
                                                                                  ----------------     ----------------

Long-term advances to affiliates...........................................              20,679               13,689
                                                                                  ----------------     ----------------

Investments, at cost plus equity in undistributed earnings ................              62,771               58,093
                                                                                  ----------------     ----------------
Property, Plant and Equipment:
    Natural gas transmission plant ........................................           4,767,596            4,452,101
    Less - Accumulated depreciation and amortization ......................             957,964              791,061
                                                                                  ----------------     ----------------

       Total property, plant and equipment, net ...........................           3,809,632            3,661,040
                                                                                  ----------------     ----------------

Other Assets ..............................................................             173,739              174,336
                                                                                  ----------------     ----------------

                                                                                    $ 4,810,939          $ 4,664,403
                                                                                  ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              Thousands of Dollars

                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       2000                 1999
                                                                                  ----------------     ----------------

       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Payables:
       Trade ..............................................................         $    69,249          $    87,580
       Affiliates .........................................................             153,240               53,440
       Advances from affiliates ...........................................               4,662                5,223
       Other ..............................................................              27,265               14,954
    Transportation and exchange gas payable:
       Affiliates .........................................................               2,826                  868
       Others .............................................................               3,540                7,569
    Accrued liabilities:
       Federal income taxes payable to affiliate ..........................              40,005               21,866
       State income taxes..................................................               1,454                    -
       Other taxes ........................................................              13,425               12,967
       Interest ...........................................................              21,371               21,191
       Employee benefits ..................................................              57,929               56,494
       Other ..............................................................              17,963               20,658
    Reserve for rate refunds ..............................................              31,910              159,632
    Current maturities of long-term debt (Note 4)..........................             200,000                    -
                                                                                  ----------------     ----------------

       Total current liabilities ..........................................             644,839              462,442
                                                                                  ----------------     ----------------

Long-Term Debt (Note 4) ...................................................             774,850              975,330
                                                                                  ----------------     ----------------
Other Long-Term Liabilities:
    Deferred income taxes (Note 6).........................................             860,784              879,506
    Other .................................................................             137,053              123,897
                                                                                  ----------------     ----------------
       Total other long-term liabilities ..................................             997,837            1,003,403
                                                                                  ----------------     ----------------
Commitments and contingencies (Note 3) ....................................

Cumulative Redeemable Preferred Stock, without par value:
    Authorized 10,000,000 shares: none issued or outstanding ..............                   -                    -
                                                                                  ----------------     ----------------
Cumulative Redeemable Second Preferred Stock, without par value:
    Authorized 2,000,000 shares: none issued or outstanding ...............                   -                    -
                                                                                  ----------------     ----------------
Common Stockholder's Equity:
    Common Stock $1.00 par value:
       100 shares authorized, issued and outstanding ......................                   -                    -
    Premium on capital stock and other paid-in capital ....................           1,652,430            1,652,430
    Retained earnings .....................................................             740,983              570,798
                                                                                  ----------------     ----------------
       Total common stockholder's equity ..................................           2,393,413            2,223,228
                                                                                  ----------------     ----------------
                                                                                    $ 4,810,939          $ 4,664,403
                                                                                  ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                              Thousands of Dollars

                                                                               Years Ended December 31
                                                              ----------------------------------------------------------
                                                                    2000                1999                 1998
                                                              -----------------    ----------------     ----------------
Operating Revenues:
    Natural gas sales..................................         $ 1,141,281          $   703,028          $   524,822
    Natural gas transportation.........................             722,619              691,101              648,508
    Natural gas storage................................             144,272              137,050              143,275
    Other .............................................               8,064               12,277                8,531
                                                              -----------------    ----------------     ----------------
       Total operating revenues........................           2,016,236            1,543,456            1,325,136
                                                              -----------------    ----------------     ----------------
Operating Costs and Expenses
    Cost of natural gas sales..........................           1,141,288              702,884              524,822
    Cost of natural gas transportation.................              45,658               38,400               42,765
    Operation and maintenance..........................             175,479              172,912              172,769
    Administrative and general.........................             126,147              130,027              120,632
    Depreciation and amortization (Note 2).............             165,877              161,480              151,387
    Taxes - other than income taxes....................              37,904               34,927               34,392
    Other .............................................              11,964                5,601                4,632
                                                              ----------------     ----------------     ----------------
       Total operating costs and expenses..............           1,704,317            1,246,231            1,051,399
                                                              -----------------    ----------------     ----------------
Operating Income.......................................             311,919              297,225              273,737
                                                              -----------------    ----------------     ----------------
Other (Income) and Other Deductions:
    Interest expense-   affiliates.....................                 387                  243                   45
                    -   other..........................              76,484               70,315               91,610
    Interest income -   affiliates.....................             (40,057)             (25,770)             (27,290)
                    -   other..........................                  (2)                  (5)                 (92)
    Allowance for equity and borrowed funds used
      during construction (AFUDC)......................             (17,522)              (5,542)              (9,792)
    Equity in earnings of unconsolidated affiliates....              (8,117)              (3,214)                (239)
    Miscellaneous other (income) deductions, net.......              (6,861)               1,091                4,520
                                                              ----------------     ----------------     ----------------
       Total other (income) and other deductions.......               4,312               37,118               58,762
                                                              -----------------    ----------------     ----------------
    Income before Income Taxes.........................             307,607              260,107              214,975
    Provision for Income Taxes (Note 6)................             115,806               98,920               79,281
                                                              -----------------    ----------------     ----------------
    Net Income.........................................         $   191,801          $   161,187          $   135,694
                                                              =================    ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                              Thousands of Dollars

                                                                              Years Ended December 31,
                                                              ----------------------------------------------------------
                                                                    2000                1999                 1998
Common Stock:
    Balance at beginning and end of period.............         $         -          $         -          $         -
                                                              -----------------    ----------------     ----------------
Premium on Capital Stock and Other Paid-in Capital:
    Balance at beginning and end of period.............           1,652,430            1,652,430            1,652,430
                                                              -----------------    ----------------     ----------------
Retained Earnings:
    Balance at beginning of period.....................             570,798              409,611              273,917
    Add (deduct):
       Net income......................................             191,801              161,187              135,694
       Non-cash dividends on common stock..............             (21,616)                   -                    -
                                                              -----------------    ----------------     ----------------
    Balance at end of period...........................             740,983              570,798              409,611
                                                              -----------------    ----------------     ----------------
    Total Common Stockholder's Equity..................         $ 2,393,413          $ 2,223,228          $ 2,062,041
                                                              =================    ================     ================



The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Thousands of Dollars

                                                                                  Years Ended December 31,
                                                                  ----------------------------------------------------------
                                                                        2000                 1999                1998
                                                                  -----------------    -----------------    ----------------
Cash flows from operating activities:
   Net income.............................................         $    191,801         $    161,187         $    135,694
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization (Note 2)..............             169,681              166,368              157,942
       Deferred income taxes (Note 6)......................              16,451               64,717               (5,729)
       Allowance for equity funds used during construction
         (Equity AFUDC)....................................             (12,253)              (3,853)              (7,169)
       Changes in operating assets and liabilities:
          Receivables......................................               3,438              (13,701)             (16,202)
          Receivables - TGPL Enterprises, Inc. (Note 7)....             (91,372)             (13,727)              10,836
          Transportation and exchange gas receivable.......              25,325               11,880               32,547
          Inventories......................................              (8,598)               2,587                4,453
          Payables.........................................              97,135               57,658              (35,270)
          Transportation and exchange gas payable..........              (2,071)                (296)              (9,674)
          Accrued liabilities..............................              20,085              (21,707)              26,363
          Reserve for rate refunds.........................            (127,722)             (78,771)              33,849
          Other, net.......................................               8,652              (28,581)             (30,594)
                                                                  -----------------    -----------------    ----------------
          Net cash provided by operating activities........             290,552              303,761              297,046
                                                                  -----------------    -----------------    ----------------

Cash flows from financing activities: (Note 4)
    Additions to long-term debt............................                   -                    -              298,343
    Retirement of long-term debt...........................                   -                    -             (160,000)
    Debt issue costs.......................................                   -                    -               (2,060)
    Advances from affiliates-net...........................                (561)               3,438                1,579
                                                                  -----------------    -----------------    ----------------
          Net cash provided by (used in) financing activities              (561)               3,438              137,862
                                                                  -----------------    -----------------    ----------------

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Thousands of Dollars

                                                                                  Years Ended December 31,
                                                                  ----------------------------------------------------------
                                                                        2000                 1999                1998
                                                                  -----------------    -----------------    ----------------
Cash flows from investing activities:
    Property, plant and equipment:
       Additions, net of equity AFUDC......................            (335,757)            (186,297)            (301,078)
       Changes in accounts payable.........................              (3,332)                 958               (2,629)
    Sale of assets.........................................                 180                2,503                    -
    Advances to affiliates, net............................              42,235              (82,670)            (136,289)
    Investments in affiliates, net.........................              (2,079)             (45,940)              (1,954)
    Other, net.............................................               8,450                3,620                7,191
                                                                  -----------------    -----------------    ----------------
             Net cash used in investing activities.........            (290,303)            (307,826)            (434,759)
                                                                  -----------------    -----------------    ----------------

    Net increase (decrease) in cash........................                (312)                (627)                 149
    Cash at beginning of period............................                 843                1,470                1,321
                                                                  -----------------    -----------------    ----------------
    Cash at end of period..................................         $       531          $       843          $     1,470
                                                                  =================    =================    ================

    Supplemental disclosures of cash flow information:
       Cash paid during the year for:
          Interest (exclusive of amount capitalized).......         $    78,996          $    83,539          $    62,287
          Income taxes paid................................              77,069               41,893               86,862
          Income tax refunds received......................                (118)              (1,486)                 (77)



The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Corporate Structure and Control........................................... 29
2. Summary of Significant Accounting Policies................................ 29
3. Contingent Liabilities and Commitments.................................... 33
4. Debt, Financing Arrangements and Leases................................... 43
5. Employee Benefit Plans.................................................... 45
6. Income Taxes.............................................................. 47
7. Financial Instruments..................................................... 48
8. Transactions with Major Customers and Affiliates.......................... 49
9. Quarterly Information (Unaudited)......................................... 50

                       1. CORPORATE STRUCTURE AND CONTROL

      Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

      Transco's Board of Directors declared non-cash dividends in the amount of $21.6 million for the spin-down of the Tilden/McMullen facilities of $18.1 million and other property of $3.5 million.

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

      BASIS OF PRESENTATION The acquisition of Transco Energy Company (TEC) and its subsidiaries, including Transco, by Williams in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being amortized on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. Current Federal Energy Regulatory Commission
(FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

      As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. Transco also made advances to WGP that are not expected to be repaid within the next twelve months and has recorded such advances as long-term advances to affiliates in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate plus a rate ranging from 0.625% to 0.6875% per annum.

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

      PROPERTY PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; certain other gains or losses are recorded in net income.

      Depreciation rates used for major regulated gas plant facilities at December 31, 2000, 1999, and 1998 were:

Category of Property              2000                1999               1998
-------------------------     -----------         -----------       ------------

Gathering facilities          2.60%-3.80%         2.60%-3.80%        2.60%-3.80%
Storage facilities                  2.50%               2.50%              2.50%
Onshore transmission facilities     2.35%               2.35%              2.35%
Offshore transmission facilities    1.50%               1.50%              1.50%

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

      ACCOUNTING FOR REPAIR AND MAINTENANCE COSTS Transco accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. All other costs are expensed as incurred.

      ACCOUNTING FOR INCOME TAXES Williams and its wholly-owned subsidiaries, which includes Transco, file a consolidated federal income tax return. It is Williams' policy to charge or credit Transco with an amount equivalent to its federal income tax expense or benefit computed as if Transco had filed a separate return.

      Transco uses the liability method of accounting for income taxes which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in Transco's assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on Transco's results of operations and financial position was not material.

      ALLOWANCE FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 2000 and 1999, Transco had no allowance for doubtful accounts.

      USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      CASH FLOWS FROM OPERATING ACTIVITIES   Transco uses the indirect method to
report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $5.3 million, $1.7 million, and $2.6 million for 2000, 1999 and 1998, respectively. The allowance for equity funds was $12.2 million, $3.9 million, and $7.2 million for 2000, 1999 and 1998, respectively.

      GAS INVENTORY Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. Transco utilizes the average cost method of accounting for gas available for customer nomination.

      GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's tariff includes a method whereby most transportation imbalances  generated  after  August 1,  1991 are  settled  on a monthly  basis.
Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 2000 and 1999.

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

      NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Transco adopted these standards effective January 1, 2001. The adoption of these standards did not have a material impact on Transco's results of operations and financial position.

      The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact on Transco's results of operations and financial position.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Transco's results of operations and financial position was not material.

      Reclassifications Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in RP95-197 (see discussion below). Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. Based on developments in regulatory proceedings involving Transco, and on advice from counsel, in the fourth quarter of 1999, Transco adjusted its reserve for rate refunds by $26.0 million ($23.4 million of principal and $2.6 million of interest) to reflect its conclusion that the risk associated with one of the issues in this proceeding has been eliminated. On March 17, 2000, the FERC issued an order which, among other things, affirmed the ALJ's decision on the rate of return and capital structure issues. On April 17, 2000, several parties requested rehearing of, among other things, issues related to the FERC's rate of return decision in the March 17, 2000, order. Transco evaluated the effect of the order and requests for rehearing and, during the second quarter of 2000, reduced its reserve for rate refunds by $71.2 million ($62.7 million of principal and $8.5 million of interest) to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On November 1, 2000, Transco made rate refunds of $95 million, including interest, for the period May 1, 1997 through February 29, 2000. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order, and directing Transco to file revised tariff sheets consistent with the order effective February 1, 2001 and to make appropriate refunds. Transco has provided reserves which it believes are adequate for any additional rate refunds.

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

      On November 1, 1996, the FERC issued an order approving the June 19 agreement, and on December 23, 1996, FERC approved the October 9 agreement. On February 3, 1997, the FERC denied rehearing of its November 1, 1996 order. As a result, Transco made refunds on May 30, 1997 of approximately $79.0 million, including interest, under Docket No. RP95-197 for which Transco had previously provided a reserve.

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

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case.

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

      GATHERING FACILITIES SPIN-DOWN ORDER (Docket Nos. CP96-206-000 and CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 2000 of the facilities was approximately $445 million. Operating income recorded by Transco for the year ended December 31, 2000 associated with the facilities was approximately $4 million; however, such operating income may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997, filed a request that rehearing be expedited.

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

      On June 30, 1999, informed by the comments submitted in response to the NOI, the FERC issued a Notice of Proposed Rulemaking (NOPR), which proposed regulatory requirements under the Outer Continental Shelf Lands Act (OCSLA) to ensure that gas is transported on an open and nondiscriminatory basis through pipelines located on the OCS. The proposed regulations will apply both to NGA-jurisdictional and NGA-exempt offshore gas transportation service providers, and will require that those OCS gas transportation service providers, subject to certain exemptions, make available information regarding their affiliations and the conditions under which service is rendered. These proposed reporting requirements are intended by the FERC to assure that open access and nondiscriminatory conditions of service, including nondiscriminatory rates, exist for shippers using OCS facilities. On April 10, 2000, the FERC adopted final regulations generally consistent with the NOPR.

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

      In the absence of any action by the FERC in response to Transco's rehearing request, Transco has filed with the FERC the two applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

      TILDEN/MCMULLEN FACILITIES SPIN-DOWN PROCEEDING  (Docket Nos. CP98-236 and
242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco's onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA Section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden/McMullen facilities determined by the FERC to be nonjurisdictional gathering facilities to be effective April 1, 2000, and adjusting Transco's rates on a prospective basis effective with the spin-down to reflect a decrease in Transco's overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $18 million and annual operating income associated with these facilities is estimated to be less than $1 million. On April 6, 2000, the FERC issued an order accepting the March 7, 2000, filing effective April 1, 2000, subject to refund and the outcome of the Docket No. RP97-71 proceeding. Effective April 1, 2000, the applicable Tilden/McMullen facilities were spun down by Transco through a non-cash dividend of $18.1 million.

      NORTH PADRE ISLAND/CENTRAL TEXAS SYSTEM SPIN-DOWN PROCEEDING (Docket Nos. CP01-32-000 and CP01-34-000) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. These applications are currently pending before the FERC.

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

      On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco's tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a "penalty" that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco's customers jointly filed for rehearing of the FERC's October 30 order. On December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC's October 30 order, and certain parties protested that filing. The requests for rehearing and Transco's compliance filing are pending before the FERC.

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

      On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2000, postjudgment interest was approximately $7.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco is pursuing an appeal to the Texas Supreme Court and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial.

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

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Transco, are pending.

ENVIRONMENTAL MATTERS

      In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency
(EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ offered to discuss settlement of the claim and discussions began in September 1999 and have continued throughout 2000 and into 2001. While no specific amount has been proposed, DOJ has stated that any settlement must include an appropriate civil penalty for the alleged violations. Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

      Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $35 million to $40 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2000, Transco had a reserve of approximately $35 million for these estimated costs that has been recorded in current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

      Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

      Transco has used lubricating  oils  containing  polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $35 million to $40 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to information requests from the EPA. Although penalties have not presently been asserted except as indicated above in reference to the July 1999 DOJ letter, no assurance can be given that the EPA will not seek such penalties in the future.

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

      Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that by the end of the year 2001 the EPA may designate additional new non-attainment areas which might impact Transco's operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and recently proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In addition, the Texas Natural Resources Conservation Commission (TNRCC) has issued regulations regarding emissions in the Houston/Galveston and Beaumont/Port Arthur areas of Texas. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the TNRCC regulations and the individual state implementation plans for NOx reductions are estimated to cost in the range of $245 million to $265 million. These costs may be incurred over the next four years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2001 which impact Transco's operations, the cost of additions to property, plant and equipment is expected to increase. Transco is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants in early 2001, which may impose controls in addition to the controls described above. Transco at this time cannot predict with any certainty the exact cost associated with the installation of those controls. Transco considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

OTHER COMMITMENTS

      Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $52 million at December 31, 2000 of which the majority relates to construction materials for pipeline expansion projects.

                   4. DEBT, FINANCING ARRANGEMENTS AND LEASES

      LONG-TERM DEBT At December 31, 2000 and 1999, long-term debt issues were outstanding as follows (in thousands):

                                                                       2000                  1999
                                                                 ------------------    ------------------
Debentures:
      7.08% due 2026.........................................      $   200,000           $   200,000
      7.25% due 2026.........................................          200,000               200,000
                                                                 ------------------    ------------------
         Total debentures....................................          400,000               400,000
                                                                 ------------------    ------------------
Notes:
      8-7/8% due 2002........................................          125,000               125,000
      Variable rate due 2002.................................          150,000               150,000
      6-1/8% due 2005........................................          200,000               200,000
      6-1/4% due 2008........................................          100,000               100,000
                                                                 ------------------    ------------------
         Total notes.........................................          575,000               575,000
                                                                 ------------------    ------------------
Total long-term debt issues..................................          975,000               975,000
      Unamortized debt premium and discount..................             (150)                  330
      Current maturities.....................................         (200,000)                    -
                                                                 ------------------    ------------------

Total long-term debt, less current maturities................      $   774,850           $   975,330
                                                                 ==================    ==================

     Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 2000 are as follows (in thousands):

2001:

      7.08% Debentures...................................        $  200,000
                                                                ==============

2002:

      8-7/8% Note........................................        $  125,000
      Variable rate Note.................................           150,000
                                                                --------------
         Total...........................................        $  275,000
                                                                ==============

2005:

      6-1/8% Note........................................        $  200,000
                                                                ==============


      There are no sinking fund requirements applicable to long-term debt outstanding for the years 2003 and 2004.

      No property is pledged as collateral under any of the long-term debt issues.

      The $200 million of current maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026, but are subject to redemption, at any time after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Because of this option available to the holder, the 7.08% Debentures have been included in the sinking fund or prepayment requirements for the year 2001 in the table above. The 7.08% Debentures have no sinking fund provisions. If the holders of the 7.08% Debentures elect to have the 7.08% Debentures repaid, Transco intends to refinance the debt on a long-term basis by accessing public and private markets and utilizing any shelf availability under the registration statement previously filed with the Securities and Exchange Commission.

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. This agreement excludes Williams Communications Group Inc. (WCG). Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of December 31, 2000, Transco had no outstanding borrowings under this agreement.

      RESTRICTIVE COVENANTS At December 31, 2000, none of Transco's debt instruments restrict the amount of dividends distributable.

      SALE OF RECEIVABLES Transco has an agreement to sell, on an ongoing basis, certain of its trade receivables to a special-purpose entity (SPE), TGPL Enterprises, Inc. At December 31, 2000 and 1999, Transco had transferred to the SPE receivables totaling $216 million and $117 million, respectively.

      LEASE OBLIGATIONS Prior to December 23, 1998, Transco had a 20-year lease agreement for its headquarters building (Williams Tower) which expires in 2004 (Williams Tower lease). On December 23, 1998, Transco assigned and transferred to Laughton, L.L.C., (Laughton), an affiliate of Transco, all its right, title and interest in the Williams Tower lease and entered into an agreement to sublease the premises from Laughton through March 29, 2003 (Williams Tower sublease). All other terms of the Williams Tower lease are incorporated into the Williams Tower sublease, including sublease agreements between Transco and other parties that also expire in 2004.

      The future minimum lease payments under Transco's various operating leases, including the Williams Tower sublease, net of future minimum sublease receipts under Transco's existing sublease agreements through March 29, 2003, are as follows (in thousands):

                                                                    Operating Leases
                                               -----------------------------------------------------------
                                                Williams Tower        Other Leases            Total
                                               -----------------    -----------------    -----------------
2001......................................       $    25,028          $     3,088          $    28,116
2002......................................            24,985                3,088               28,073
2003......................................             6,247                2,606                8,853
2004......................................                 -                2,509                2,509
2005......................................                 -                2,509                2,509
Thereafter................................                 -                2,370                2,370
                                               -----------------    -----------------    -----------------
        Total net minimum obligations.....       $    56,260          $    16,170          $    72,430
                                               =================    =================    =================

      The allocation of the Williams purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Williams Tower lease obligation was in excess of fair value. The liability is being amortized over the term of the lease. At December 31, 2000, the unamortized portion of the liability was $15.4 million.

          Transco's lease expense was $18.1 million in 2000, $19.3 million in 1999, and $17.4 million in 1998.

                            5. EMPLOYEE BENEFIT PLANS

      PENSION PLAN Prior to January 1, 1999, Transco maintained a separate defined-benefit pension plan (Transco Plan) that provided benefits to Transco's officers and employees. Effective January 1, 1999, the Transco plan was merged with and into the Williams Pension Plan (Williams Plan), a non-contributory defined-benefit pension plan, and Transco began participation in the Williams Plan with Williams and its subsidiaries. Cash contributions related to Transco's participation in the Williams Plan totaled $7.2 million and $7.6 million in 2000 and 1999, respectively.

      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 2000 and 1999 are $6.9 million and $6.8 million, respectively, and are expected to be recovered through future rates over the average remaining service period for active employees.

      The following table presents the net pension expense for the Transco Plan for the year ended December 31, 1998 (in thousands):

                                                                 1998
                                                              -----------
Components of net periodic pension expense
    Service cost.......................................        $  7,055
    Interest cost......................................          16,499
    Expected return on plan assets.....................         (18,991)
    Amortization of prior service credit...............          (2,839)
    Recognized net actuarial loss......................           1,790
    Regulatory asset deferral..........................            (454)
                                                              -----------
    Net periodic pension expense.......................        $  3,060
                                                              ===========

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Transco participates in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for retired employees of Transco that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases. Cash contributions totaled $10.3 million in 2000, $11.1 million in 1999 and $10.3 million in 1998. Although the actuarially determined cash contributions for each of the three years were comparable, the timing of the actual contributions caused a variance between years.

      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 2000 and 1999 are $41.8 million and $48.8 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

      DEFINED-CONTRIBUTION PLAN Transco employees participate in a Williams defined-contribution plan. Compensation expense of $4.6 million, $4.7 million and $4.6 million was recognized by Transco in 2000, 1999 and 1998, respectively.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco, beginning with 1997 employee stock-based awards was $ 188.3 million, $157.7 million and $133.7 million for 2000, 1999 and 1998, respectively. Reported net income was $191.8 million, $161.2 million and $135.7 million for 2000, 1999 and 1998, respectively. Pro forma amounts for 2000 include compensation expense from certain awards made in 1999 and the total compensation expense from the awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from the awards made in 1998 and the total compensation expense from certain awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 include the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

      The following table reflects stock options related to 2000, 1999 and 1998 (options in thousands):

                                               2000       1999       1998
                                             -------    -------    -------


 Options granted..........................       353        426        284
 Weighted-average grant date fair value...   $ 15.44    $ 11.90    $  8.19
 Options outstanding - December 31..........   2,514      2,301      2,055
 Options exercisable - December 31..........   2,389      2,176      1,772


      The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 31 percent (28 percent in 1999 and 25 percent in 1998); risk-free interest rate of 6.5 percent (5.6 percent in 1999 and 5.3 percent in 1998); and a dividend yield of
1.5 percent (1.5 percent in 1999 and 2.0 percent in 1998).

                                 6. INCOME TAXES

      Following is a summary of the provision for income taxes for 2000, 1999 and 1998 (in thousands):

                                                         2000             1999              1998
Federal:
     Current.................................      $    86,765      $    30,162       $    75,422
     Deferred................................           14,603           57,299            (5,056)
                                                   -------------    --------------    -------------
                                                       101,368           87,461            70,366
                                                   -------------    --------------    -------------
State and municipal:
     Current.................................           12,590            4,041             9,588
     Deferred................................            1,848            7,418              (673)
                                                   -------------    --------------    -------------
                                                        14,438           11,459             8,915
                                                   -------------    --------------    -------------
Provision for income taxes...................      $   115,806      $    98,920       $    79,281
                                                   =============    ==============    =============

      Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

                                                            2000              1999             1998
                                                        --------------    -------------    --------------
Taxes computed by applying the federal statutory rate.  $   107,663       $    91,037      $    75,241
State and municipal income taxes...................           9,385             7,449            5,795
Other, net.........................................          (1,242)              434           (1,755)
                                                        --------------    -------------    --------------
Provision for income taxes.........................     $   115,806       $    98,920      $    79,281
                                                        ==============    =============    ==============

      Significant components of deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000             1999
                                                    --------         --------
Deferred tax liabilities
-------------------------
Property, plant and equipment.......................$889,042         $902,592
Deferred charges....................................  20,392           23,391
Other ..............................................   4,025            9,097
                                                     -------         --------
Total deferred tax liabilities...................... 913,459          935,080
                                                     -------         --------
Deferred tax assets
---------------------
Estimated rate refund liability.....................  12,474           59,874
Accrued payroll and benefits........................  15,479           13,803
Other accrued liabilities...........................   5,031            4,995
Deferred state income taxes - noncurrent liabilities  34,545           34,766
Other noncurrent liabilities........................   8,338            5,562
Other ..............................................   9,717            4,655
                                                     -------         --------
Total deferred tax assets...........................  85,584          123,655
                                                     -------         --------
Net deferred tax liabilities........................$827,875         $811,425
                                                    ========         ========

                            7. FINANCIAL INSTRUMENTS

      Fair value of financial instruments The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 2000 and 1999 are as follows (in thousands):

                                                   Carrying Amount                     Fair Value
                                             -----------------------------    -----------------------------
                                                 2000             1999            2000             1999
                                             ------------     ------------    ------------     ------------
Financial assets:
    Cash and short-term financial assets.    $   554,395      $   512,559     $   554,395      $   512,559
    Long-term financial assets...........         20,679           13,689          20,679           13,689
Financial liabilities:
    Short-term financial liabilities.....          4,662            5,223           4,662            5,223
    Long-term debt.......................        974,850          975,330         959,007          933,199

      For cash and short-term financial assets (advances to affiliates and note receivable from SPE) and short-term financial liabilities (advances from affiliates), at variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate.

      For Transco's publicly traded long-term debt, estimated fair value is based on quoted market prices at year-end. For Transco's private debt, all at variable interest rates, estimated fair value is equivalent to the carrying amount.

      CREDIT AND MARKET RISK Transco sells, with limited recourse, certain trade receivables to a SPE. At December 31, 2000, Transco had sold approximately $216 million of its accounts receivable in exchange for approximately $100 million in cash and a note receivable from the SPE for approximately $116 million. Collection of the note receivable from the SPE is dependent on the collection of the receivables which were transferred to the SPE. The trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. For 2000, cash inflows from the SPE were approximately $1,820 million. The sales of these receivables resulted in a net charge to results of operations of approximately $9 million and $6 million in 2000 and 1999, respectively. Based on amounts outstanding at December 31, 2000 and 1999, the maximum contractual credit loss under these arrangements is approximately $15 million for each year, but the likelihood of loss is considered to be remote.

      As of December 31, 2000 and 1999, Transco had trade receivables of $17 million and $7 million, respectively. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

               8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

      MAJOR CUSTOMERS The sales, transportation and storage revenues received from Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., the major customers of Transco, were $172.3 million and $174.4 million in 2000, $131.3 million and $117.2 million in 1999 and $119.2 million and $113.9 million in 1998, respectively.

      AFFILIATES Included in Transco's sales and transportation revenues for 2000, 1999, and 1998 are revenues applicable to sales and transportation for affiliates of $112.4 million, $106.8 million and $81.9 million, respectively. The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

      Through an agency agreement with Transco, WESCO manages Transco's jurisdictional merchant gas sales. For the years ended December 31, 2000, 1999, and 1998, included in Transco's cost of sales is $19.0 million, $29.5 million and $31.0 million, respectively, representing agency fees billed to Transco by WESCO under the agency agreement.

      Included in Transco's cost of sales for 2000, 1999, and 1998 is purchased gas cost from affiliates of $735.0 million, $415.9 million and $317.0 million, respectively. All gas purchases are made at market or contract prices.

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

      Also included in Transco's cost of transportation is transportation expense of $4.2 million in 2000, $4.0 million in 1999, and $4.1 million in 1998 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), an affiliate of Transco. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for 2000, 1999, and 1998 were $21.6 million, $18.0 million and $15.0 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

      Transco has an operating agreement with Williams Field Services (WFS) whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 2000, 1999, and 1998, are $28.6 million, $32.0 million, and $31.4 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

      In December 1999, Transco assigned its 100% equity interest in the Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer) to WGP. Transco billed WGP $0.8 million in 2000 and $13.1 million in 1999 for costs incurred on behalf of Buccaneer.

                      9. QUARTERLY INFORMATION (UNAUDITED)

      The following summarizes selected quarterly financial data for 2000 and 1999 (in thousands):

                                             First          Second <F2>          Third            Fourth
                                          -------------    -------------     ------------     -------------
2000
Operating revenues..................      $   411,037      $   513,246       $   491,462      $   600,491
Operating expenses..................          345,336          386,758           428,421          543,802
                                          -------------    -------------     -------------    -------------
Operating income....................           65,701          126,488            63,041           56,689
Interest expense....................           25,230           11,553            20,738           19,350
Other (income) and deductions, net..          (13,483)         (16,724)          (20,297)         (22,055)
                                          -------------    -------------     -------------    -------------
Income before income taxes .........           53,954          131,659            62,600           59,394
Provision for income taxes..........           19,959           49,733            23,738           22,376
                                          -------------    -------------     -------------    -------------
Net income..........................      $    33,995      $    81,926       $    38,862      $    37,018
                                          =============    =============     =============    =============

<F2>  Includes an  adjustment  to the reserve for rate  refunds of $62.7  million of  principal  and $8.5  million of interest in connection with general rate case Docket No. RP97-71.

                                             First          Second <F3>          Third          Fourth <F4>
                                          -------------    -------------     -------------    -------------
1999
Operating revenues .................      $   354,123      $   389,701       $   384,209      $   415,423
Operating expenses..................          284,296          302,734           325,367          333,834
                                          -------------    -------------     -------------    -------------
Operating income ...................           69,827           86,967            58,842           81,589
Interest expense....................           18,052           13,875            20,282           18,349
Other (income) and deductions, net .           (5,846)          (6,536)           (8,524)         (12,534)
                                          -------------    -------------     -------------    -------------
Income before income taxes .........           57,621           79,628            47,084           75,774
Provision for income taxes..........           22,479           30,217            17,762           28,462
                                          -------------    -------------     -------------    -------------
Net income..........................      $    35,142      $    49,411       $    29,322      $    47,312
                                          =============    =============     =============    =============

<F3>  Includes an  adjustment  to the reserve  for rate  refunds of $28.1  million of  principal  and $5.9  million of interest in connection with general rate case Docket No. RP95-197.

<F4>  Includes an  adjustment  to the reserve  for rate  refunds of $23.4  million of  principal  and $2.6  million of interest in connection with general rate case Docket No. RP97-71.

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

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page
                                                                    Reference to
                                                                      2000 10-K
                                                                    ------------
A.   Index
     1.  Financial Statements:
         Report of Independent Auditors  -  Ernst & Young LLP             22
         Consolidated Balance Sheet as of December 31,
           2000 and 1999                                                 23-24
         Consolidated Statement of Income for the Years Ended
           December 31, 2000, 1999 and 1998                               25
         Consolidated Statement of Common Stockholder's Equity
           for the Years Ended December 31, 2000, 1999 and 1998           26
         Consolidated  Statement of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998                             27-28
         Notes to Consolidated Financial Statements                     29-51

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

            - 2 Indenture dated July 15, 1996 between Transco and Citibank, N.A.
                ,as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

            - 3 Indenture dated January 16, 1998 between Transco and Citibank,
                N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

            - 4 Credit Agreement dated as of July  25, 2000 among  The  Williams
                Companies, Inc., and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q filed
                 August, 11, 2000, Commission File Number 1-4174)

            - 5 Waiver and First Amendment to Credit Agreement dated as of
                January 31, 2001, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4(gg) to The Williams Companies, Inc. Form 10-K for 2000 Commission File
                Number 1-4174)

         (10)  Material contracts

            - 1 Transco Energy  Company  Tran$tock  Employee  Stock  Ownership
                Plan (Transco Energy Company Registration Statement No.33-11721)

            - 2 Lease Agreement, dated October 5, 1981, between Transco and Post
                Oak/Alabama, a Texas partnership. (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

         (21)  Subsidiaries of the registrant

         (23)  Consent of Independent Auditors

         (24)  Power of attorney with certified resolution

     4.  Reports on Form 8-K:

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2001.

                                                 TRANSCONTINENTAL GAS PIPE
                                                     LINE CORPORATION
                                                       (Registrant)



                                            By:     /s/ JAMES C. BOURNE
                                                -------------------------------
                                                         James C. Bourne
                                                          Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 9th day of March, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

                  Signature            Title
                  ---------            -----

        /s/ KEITH E. BAILEY *    Chairman of the Board
   ---------------------------
             Keith E. Bailey

   /s/ CUBA WADLINGTON, JR *     Director, President and Chief Executive Officer
   ---------------------------
        Cuba Wadlington, Jr.     (Principal Executive Officer)

      /s/ GARY D. LAUDERDALE*    Director
   ---------------------------
           Gary D. Lauderdale

          /s/ NICK A. BACILE *   Vice President (Principal Financial Officer)
   ---------------------------
               Nick A. Bacile

      /s/ JAMES C. BOURNE *      Controller  (Principal Accounting Officer)
-----------------------------
           James C. Bourne



* By   /s/ JAMES C. BOURNE
----------------------------
            James C. Bourne
           Attorney-in-fact