Form 10-Q
period 2001-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2001-05-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

 The number of shares of Common Stock, par value $1.00 per share, outstanding as of March 31, 2001 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Company or Group of Companies for Which Report Is Filed:
Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 2000 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 2001, and results of operations and cash flows for the three months ended March 31, 2001 and 2000.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2000 Annual Report on Form 10-K.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                      March 31,              December 31,
                                                                                         2001                    2000
                                                                                  -----------------       -----------------
         ASSETS
Current Assets:
     Cash                                                                         $        680            $         531
     Receivables:
         Affiliates                                                                      7,102                   10,063
         Advances to affiliates                                                        359,404                  437,706
         Other                                                                          73,200                  139,022
     Transportation and exchange gas receivables:
         Affiliates                                                                        339                      189
         Others                                                                         24,283                   20,640
     Inventories                                                                       130,428                   85,410
     Deferred income taxes                                                              24,056                   32,909
     Other                                                                              21,139                   17,837
                                                                                  -----------------       -----------------
         Total current assets                                                          640,631                  744,307
                                                                                  -----------------       -----------------
Long-term advances to affiliates                                                        20,679                   20,679
                                                                                  -----------------       -----------------
Investments, at cost plus equity in undistributed earnings                              58,013                   62,771
                                                                                  -----------------       -----------------
Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,833,196                4,767,596
     Less-Accumulated depreciation and amortization                                  1,004,002                  957,964
                                                                                  -----------------       -----------------
         Total property, plant and equipment, net                                    3,829,194                3,809,632
                                                                                  -----------------       -----------------
Other Assets                                                                           175,906                  173,739
                                                                                  -----------------       -----------------
                                                                                  $  4,724,423            $   4,811,128
                                                                                  =================       =================

       The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   March 31,              December 31,
                                                                                     2001                    2000
                                                                                 ----------------       ----------------
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
      Payables:
          Affiliates                                                             $     86,058           $    153,240
          Advances from affiliates                                                      5,428                  4,662
          Other                                                                        96,196                 96,514
      Transportation and exchange gas payables                                          7,244                  6,555
      Accrued liabilities                                                             110,917                152,147
      Reserve for rate refunds                                                          8,500                 31,910
      Current maturities of long-term debt                                            200,000                200,000
                                                                                 ----------------       ----------------
          Total current liabilities                                                   514,343                645,028
                                                                                 ----------------       ----------------
Long-Term Debt                                                                        774,723                774,850
                                                                                 ----------------       ----------------
Other Long-Term Liabilities:
      Deferred income taxes                                                           867,407                860,784
      Other                                                                           131,457                137,053
                                                                                 ----------------       ----------------
          Total other long-term liabilities                                           998,864                997,837
                                                                                 ----------------       ----------------
Commitments and contingencies (Note 3)

Common Stockholder's Equity:
      Common stock $1.00 par value:
          100 shares authorized, issued and outstanding                                    -                      -
      Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
      Retained earnings                                                               784,578                740,983
      Accumulated other comprehensive income (loss)                                      (515)                    -
                                                                                 ----------------       ----------------
          Total common stockholder's equity                                         2,436,493              2,393,413
                                                                                 ----------------       ----------------
                                                                                 $  4,724,423           $  4,811,128
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

                 TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ----------------------------------------
                                                                                     2001                   2000
                                                                               -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                           $     360,664          $     201,082
   Natural gas transportation                                                        178,967                172,490
   Natural gas storage                                                                35,789                 36,243
   Other                                                                               1,705                  1,222
                                                                               -----------------      -----------------
        Total operating revenues                                                     577,125                411,037
                                                                               -----------------      -----------------
Operating Costs and Expenses:
   Cost of natural gas sales                                                         360,664                201,089
   Cost of natural gas transportation                                                 14,127                 15,114
   Operation and maintenance                                                          44,958                 43,634
   Administrative and general                                                         31,740                 33,712
   Depreciation and amortization                                                      42,791                 40,320
   Taxes - other than income taxes                                                    10,618                 10,195
   Other                                                                                 814                  1,272
                                                                               -----------------      -----------------
        Total operating costs and expenses                                           505,712                345,336
                                                                               -----------------      -----------------
Operating Income                                                                      71,413                 65,701
                                                                               -----------------      -----------------
Other (Income) and Other Deductions:
   Interest expense                                                                   18,793                 25,230
   Interest income - affiliates                                                       (7,296)                (8,699)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (5,392)                (2,717)
   Equity in earnings of unconsolidated affiliates                                    (2,172)                (1,893)
   Miscellaneous other (income) deductions, net                                       (2,599)                  (174)
                                                                               -----------------      -----------------
        Total other deductions                                                         1,334                 11,747
                                                                               -----------------      -----------------

Income before Income Taxes                                                            70,079                 53,954
Provision for Income Taxes                                                            26,351                 19,959
                                                                               -----------------      -----------------
Net Income                                                                     $      43,728          $      33,995
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                             2001                2000
                                                                                         -------------       -------------

     Cash flows from operating activities:

        Net income                                                                       $   43,728          $   33,995
        Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
            Depreciation and amortization                                                    44,047              41,649
            Deferred income taxes                                                            15,476             (11,403)
            Allowance for equity funds used during construction (AFUDC)                      (3,981)             (1,939)
            Changes in operating assets and liabilities:
               Receivables                                                                   68,783              18,926
               Receivables sold                                                                  -                6,100
               Transportation and exchange gas receivables                                   (3,793)              9,210
               Inventories                                                                  (45,018)              8,999
               Payables                                                                     (62,975)             (4,260)
               Transportation and exchange gas payables                                         689                 136
               Accrued liabilities                                                          (41,261)             (3,019)
               Reserve for rate refunds                                                     (23,410)             11,199
               Other, net                                                                    (6,554)             (5,996)
                                                                                         -------------       -------------
                     Net cash provided by (used in)  operating activities                   (14,269)            103,597
                                                                                         -------------       -------------

     Cash flows from financing activities:
        Advances from affiliate, net                                                            766               1,164
                                                                                         -------------       -------------
                     Net cash provided by financing activities                                  766               1,164
                                                                                         -------------       -------------

     Cash flows from investing activities:
        Property, plant and equipment:
            Additions, net of equity AFUDC                                                  (61,988)            (43,625)
            Changes in accounts payable                                                      (4,525)             (7,804)
        Advances to affiliates, net                                                          78,302             (53,165)
        Investments in affiliates, net                                                         (365)               (608)
        Other, net                                                                            2,228                 795
                                                                                         -------------       -------------
                     Net cash provided by (used in) investing activities                     13,652            (104,407)
                                                                                         -------------       -------------

     Net increase in cash                                                                       149                 354
     Cash at beginning of period                                                                531                 843
                                                                                         -------------       -------------
     Cash at end of period                                                               $      680          $    1,197
                                                                                         =============       =============

     Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest (exclusive of amount capitalized)                                   $   24,599           $  23,839
            Income taxes paid                                                                34,349              13,457

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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2000 Annual Report on Form 10-K.

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

      The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The statement is effective for recognition and reclassification of collateral and for disclosures which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 did not have a material impact on Transco's results of operations and financial position.

      Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

There have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K other than as described below.

Rate and Regulatory Matters

      General Rate Case (Docket No. RP01-245). On March 1, 2001, Transco submitted to the FERC a general rate filing principally designed to recover costs associated with an increase in rate base resulting from additional plant, an increase in rate of return and related taxes, and an increase in operation and maintenance expenses. The filing reflects an annual cost of service increase of approximately $227 million over the cost of service underlying the rates reflected in the settlement of Transco's Docket No. RP97-71 rate proceeding, as subsequently adjusted pursuant to the terms of that settlement and FERC orders resolving issues reserved by the settlement for FERC decision. The filing also reflects certain changes to Transco's tariff, cost allocation and rate design methods, including, among other things, the roll-in of Transco's Mobile Bay expansion project, and a pro forma proposal to roll-in the costs of Transco's SunBelt, Pocono and Cherokee expansion projects.

      On March 28, 2001, the FERC issued an order accepting and suspending Transco's March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing.

      General Rate Case (Docket No. RP97-71). On November 1, 1996, Transco submitted to the FERC a general rate filing principally designed to recover costs associated with increased capital expenditures. These increased capital expenditures primarily relate to system reliability, integrity and Clean Air Act compliance.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in Docket No. RP95-197. Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. Based on developments in regulatory proceedings involving Transco, and on advice from counsel, in the fourth quarter of 1999, Transco adjusted its reserve for rate refunds by $26.0 million ($23.4 million of principal and $2.6 million of interest) to reflect its conclusion that the risk associated with one of the issues in this proceeding has been eliminated. On March 17, 2000, the FERC issued an order which, among other things, affirmed the ALJ's decision on the rate of return and capital structure issues. On April 17, 2000, several parties requested rehearing of, among other things, issues related to the FERC's rate of return decision in the March 17, 2000, order. Transco evaluated the effect of the order and requests for rehearing and, during the second quarter of 2000, reduced its reserve for rate refunds by $71.2 million ($62.7 million of principal and $8.5 million of interest) to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On November 1, 2000, Transco made rate refunds of $95 million, including interest, for the period May 1, 1997 through February 29, 2000. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order, and directing Transco to file revised tariff sheets consistent with the order effective February 1, 2001 and to make appropriate refunds. On March 26, 2001, Transco made final rate refunds of $25 million, including interest, for the period March 1, 2000 through January 31, 2001, for which Transco had previously provided a reserve.

      General rate case (Docket No. RP95-197). On March 1, 1995, Transco filed with the FERC a general rate filing that proposed changes in the rates for Transco's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates, if accepted as proposed, would have generated additional annual jurisdictional revenues of approximately $132 million over the pre-filed rates in effect, based, among other things, on an increase in Transco's cost of capital resulting from an increase in the equity component of the capital structure used (the filing was based on Transco's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45% to the proposed rate of return on equity of 15.25%.

      On March 31, 1995, the FERC issued an order on Transco's filing which accepted and suspended the tariff sheets relating to Transco's rates, to be effective September 1, 1995, subject to refund, and established hearing procedures.

      Through settlement and litigation, all issues in this proceeding have been resolved, except certain cost allocation and rate design issues discussed below.

      A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71, as discussed above, was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. The ALJ's initial decision is subject to review by the FERC.

         Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997, filed a request that rehearing be expedited.

         In the absence of any action by the FERC in response to Transco's rehearing request, Transco has filed with the FERC the two applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

      North Padre Island/Central Texas System Spin-down Proceeding (Docket Nos.
CP01-32-000 and CP01-34-000).   In November 2000, Transco filed an application
with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. These applications are currently pending before the FERC.

      North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103-000 and CP01-104-000). In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. These applications are currently pending before the FERC.

      The net book value of the North Padre Island and the North High Island facilities included in these two applications is approximately $56 million. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

Legal Proceedings

      Royalty claims and litigation.   On March 15, 1994, a lawsuit was filed in
the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through March 31, 2001, postjudgment interest was approximately $8.2 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion or summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial. FMP's claim, including interest calculated through March 31, 2001, is $8.9 million.

Summary

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 2000 Annual Report on Form 10-K, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of March 31, 2001, Transco had no outstanding borrowings under this agreement.

Current Maturities of Long-term Debt

      The $200 million of current maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Because of this option available to the holder, the 7.08% Debentures have been included in current maturities for the year 2001. The 7.08% Debentures have no sinking fund provisions. If the holders of the 7.08% Debentures elect to have the 7.08% Debentures repaid, Transco intends to refinance the debt on a long-term basis by accessing public and private markets and utilizing any shelf availability under the registration statement previously filed with the Securities and Exchange Commission.

Sale of Receivables

      Transco is a party to an agreement that expires on January 25, 2002 pursuant to which Transco can sell to an investor up to $100 million of undivided interest in certain of its trade receivables. At both March 31, 2001 and December 31, 2000, interests in these receivables held by the investor were $100 million.

Comprehensive Income (Loss)

      The accumulated net loss on derivative instruments included within accumulated other comprehensive income (loss) as of March 31, 2001, was $0.5 million and represents Transco's share, through an equity investment, of an interest rate swap designated as a cash flow hedge. There was no accumulated net gain or loss on derivative instruments at December 31, 2000.

ITEM 2.       Management's Narrative Analysis of Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2000 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

Net Income and Operating Income

      Transco's net income for the three months ended March 31, 2001 was $43.7 million compared to net income of $34.0 million for the three months ended March 31, 2000. Operating income for the three months ended March 31, 2001 was $71.4 million compared to $65.7 million for the three months ended March 31, 2000. The higher operating income of $5.7 million was primarily the result of higher gas transportation revenues, and lower administrative and general expense combined with a $4.1 million loss accrual in 2000 associated with the settlement of historical transportation and exchange gas imbalances, partly offset by higher depreciation and amortization expense and operation and maintenance expense, as discussed below. The increase in net income of $9.7 million was attributable to the increased operating income, decreased interest expense due primarily to adjustments in 2000 to estimates of interest associated with the recovery of prior years' tracked gas costs and a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

Transportation Revenues

      Transco's operating revenues related to its transportation services for the three months ended March 31, 2001 were $179.0 million, compared to $172.5 million for the three months ended March 31, 2000. The higher transportation revenues of $6.5 million were primarily due to the recovery of fuel costs used in operations and higher demand revenues due to pipeline expansion projects.

      As shown in the table below, Transco's total market-area deliveries for the three months ended March 31, 2001 decreased 10.2 trillion British Thermal Units (TBtu) (2.4%) when compared to the same period in 2000. This is primarily the result of higher natural gas prices and the use of alternate fuels by customers. Transco's production area deliveries for the three months ended March 31, 2001 decreased 34.3 TBtu (52.2%) when compared to the same period in 2000. This is primarily due to decreased liquefiables transportation and interruptible transportation resulting from the effects of higher natural gas prices on the level of natural gas liquids processing activity and lower deliveries to other pipelines in the production area, respectively.

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

                                                    Three Months
                                                   Ended March 31,
                                              -------------------------

Transco System Deliveries (TBtu)                 2001           2000
                                              ----------     ----------


Market-area deliveries:
     Long-haul transportation                    223.1          213.3
     Market-area transportation                  190.1          210.1
                                              ----------     ---------
         Total market-area deliveries            413.2          423.4
Production-area transportation                    31.4           65.7
                                              ----------     ----------
         Total system deliveries                 444.6          489.1
                                              ==========     ==========

Average Daily Transportation Volumes (TBtu)        4.9            5.4

Average Daily Firm Reserved Capacity (TBtu)        5.9            6.5

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

     Transco's operating revenues for the three months ended March 31, 2001 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $160 million to $361 million, when compared to the same period in 2000. The increase was primarily due to a higher average sales price of $7.12 per dekatherm (Dt) for the three months ending March 31, 2001, versus $2.55 per Dt for the same period of 2000, partially offset by lower cash out sales volumes related to the settlement of imbalances.

                                  Three Months
                                 Ended March 31,
                              -------------------------
Gas Sales Volumes (TBtu)         2001             2000
                              --------         --------

Long-term sales                  37.8             50.2
Short-term sales                  8.2              8.7
                              --------         --------
     Total gas sales             46.0             58.9
                              ========         ========

Operating Costs and Expenses

      Excluding the cost of natural gas sales and transportation of $375 million for the three months ended March 31, 2001 and $216 million for the comparable period in 2000, Transco's operating expenses for the three months ended March 31, 2001, were approximately $1.8 million higher than the comparable period in 2000. This increase was primarily attributable to higher depreciation and amortization and operation and maintenance expense, partially offset by lower administrative and general expense. The higher depreciation and amortization was due primarily to plant and property additions. The higher operation and maintenance expense was due to charges from others to operate certain Transco facilities. The lower administrative and general expense was primarily due to lower Gas Research Institute charges.

Rate and Regulatory Matters

      See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent developments in Transco's rate and regulatory matters.

                         CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the Credit Agreement and, if required, advances from WGP.

      In 1997, Transco filed a registration statement with Securities and Exchange Commission and, at March 31, 2001, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At March 31, 2001, Transco had no outstanding borrowings under the Credit Agreement.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At March 31, 2001, the advances due Transco by WGP totaled $380.1 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the three months ended March 31, 2001 were $66.5 million, compared to $52.0 million for the three months ended March 31, 2000.

                                                                Three Months
                                                               Ended March 31,
                                                             ------------------
Capital Expenditures and Investments in Affiliates            2001        2000
                                                             -------     ------
                                                                 (In Millions)

Market-area projects                                         $  15.2     $ 23.1
Supply-area projects                                             5.4        2.0
Maintenance of existing facilities and other projects           45.5       26.3
Investment in affiliates                                         0.4        0.6
                                                              ------     ------
  Total capital expenditures and investments in affiliates    $ 66.5     $ 52.0
                                                              ======     ======

      Transco's capital expenditures budget for 2001 and future capital projects are discussed in its 2000 Annual Report on Form 10-K. The following describes significant developments related to those projects and any new projects proposed by Transco.

      Momentum Expansion Project. Transco announced in April 2001 that it has subscribed 526,000 dekatherms per day of binding commitments for firm transportation service under its Momentum Expansion Project, a proposed expansion of the Transco pipeline system from Station 65 in Louisiana to Station 165 in Virginia designed to meet increasing natural gas demand in the southeastern United States. The project has a target in-service date of May 1, 2003. Transco plans to file for FERC approval of the project during the second quarter of 2001. The capital cost of the project is estimated to be approximately $313 million.

      MarketLink Expansion Project. On May 13, 1998, Transco filed an applica-tion with the FERC for approval to construct and operate mainline and Leidy Line facilities to create an additional 676 million cubic feet per day (MMcf/d) of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000, at an estimated cost of $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink. Transco filed for rehearing of the interim order and on April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the Market Link project subject to certain conditions. On May 23, 2000, Transco filed a letter with the FERC accepting the MarketLink certificate.

      On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. The initial two phases of the project would consist of 286 MMcf/d of firm transportation service with in-service dates of November 1, 2001 and November 1, 2002. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. The order required Transco to file executed contracts fully subscribing the remaining capacity of the project (approximately 390 MMcf/d) by April 13, 2001. Transco accepted the amended certificate on December 21, 2000. Certain parties filed with the FERC requests for rehearing of the December 13, 2000 order, and on February 12, 2001, the FERC denied the requests.

      On April 3, 2001, Transco filed a motion requesting that the FERC clarify that Transco could construct Phase 3 of the MarketLink project that consisted of less than all of the remaining certificated MarketLink facilities after the construction of Phases 1 and 2 (e.g. 390 MMcf/d), and that Transco could file by May 1 a report identifying the certificated facilities to be constructed in Phase 3 and a revised project recourse rate. On April 13, 2001, Transco filed firm service agreements with 5 shippers for 205 MMcf/d of capacity as required by the December 13, 2000 order approving the phasing of the project. On April 26, 2001, the FERC issued an order denying Transco's pending motion for clarification and stating that Phase 3 of the MarketLink project must consist of all the remaining certificated facilities. The order stated that as of April 13 the certificate authority to construct additional MarketLink capacity in excess of the 286 MMcf/d to be constructed as Phases 1 and 2 expired, but that Transco could file a new application to serve the contracts filed on April 13, 2001. Transco is proceeding with the preparation of a new application.

      Sundance Expansion Project. On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion Project, which would create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline loop along the existing mainline system will be installed along with approximately 33,000 horsepower of new compression and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million. On March 29, 2001, the FERC issued an order authorizing Transco to construct and operate the project. Transco accepted the order on April 6, 2001.

Other Capital Requirements and Contingencies

      Transco's capital requirements and contingencies are discussed in its 2000 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

      Rate and Regulatory Refunds. On March 26, 2001, Transco made final rate refunds of $25 million, including interest, for the period March 1, 2000 through January 31, 2001 under its Docket No. RP97-71 general rate case.

      Current Maturities of Long-term Debt.   The $200 million of current
maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026. The holder of each 7.08% Debenture may elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. If the holders of the 7.08% Debentures elect to have the 7.08% Debentures repaid, Transco intends to refinance the debt on a long-term basis by accessing public and private markets and utilizing any shelf availability under the registration statement previously filed with the Securities and Exchange Commission.

CONCLUSION

      Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to access public and private markets on reasonable terms to finance its capital requirements.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  May 14, 2001                          By /s/ James C. Bourne
                                              ----------------------------------

                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)