Form 10-Q
period 2001-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2001-08-10
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 2001 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 2000 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 2001, and results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      2001                    2000
                                                                                -----------------       -----------------
         ASSETS
Current Assets:
     Cash                                                                         $        514            $         531
     Receivables:
         Affiliates                                                                      7,221                  126,221
         Advances to affiliates                                                        304,747                  437,706
         Other                                                                          30,559                   22,864
     Transportation and exchange gas receivables:
         Affiliates                                                                        333                      189
         Others                                                                         22,636                   20,640
     Inventories                                                                       161,752                   85,410
     Deferred income taxes                                                              24,072                   32,909
     Other                                                                              17,914                   17,837
                                                                                -----------------       -----------------
         Total current assets                                                          569,748                  744,307
                                                                                -----------------       -----------------

Long-term advances to affiliates                                                        20,679                   20,679
                                                                                -----------------       -----------------

Investments, at cost plus equity in undistributed earnings                              63,299                   62,771
                                                                                -----------------       -----------------

Property, Plant and Equipment:
     Natural gas transmission plant                                                  4,926,510                4,767,596
     Less-Accumulated depreciation and amortization                                  1,043,332                  957,964
                                                                                -----------------       -----------------
         Total property, plant and equipment, net                                    3,883,178                3,809,632
                                                                                -----------------       -----------------

Other Assets                                                                           179,636                  173,739
                                                                                -----------------       -----------------

                                                                                  $  4,716,540            $   4,811,128
                                                                                =================       =================


       The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   June 30,             December 31,
                                                                                     2001                   2000
                                                                                ----------------       ----------------
          LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
      Payables:
          Affiliates                                                             $     37,164           $    153,240
          Advances from affiliates                                                      7,455                  4,662
          Other                                                                        75,463                 96,514
      Transportation and exchange gas payables                                          8,061                  6,555
      Accrued liabilities                                                             133,796                152,147
      Reserve for rate refunds                                                          8,547                 31,910
      Current maturities of long-term debt                                            200,000                200,000
                                                                                ----------------       ----------------
          Total current liabilities                                                   470,486                645,028
                                                                                ----------------       ----------------

 Long-Term Debt, excluding current maturities                                         774,594                774,850
                                                                                ----------------       ----------------

 Other Long-Term Liabilities:
      Deferred income taxes                                                           864,098                860,784
      Other                                                                           122,617                137,053
                                                                                ----------------       ----------------
          Total other long-term liabilities                                           986,715                997,837
                                                                                ----------------       ----------------

 Commitments and contingencies (Note 3)

 Common Stockholder's Equity:
      Common stock $1.00 par value:
          100 shares authorized, issued and outstanding                                    -                      -
      Premium on capital stock and other paid-in capital                            1,652,430              1,652,430
      Retained earnings                                                               832,416                740,983
      Accumulated other comprehensive income (loss)                                      (101)                    -
                                                                                ----------------       ----------------
          Total common stockholder's equity                                         2,484,745              2,393,413
                                                                                ----------------       ----------------

                                                                                 $  4,716,540           $  4,811,128
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                               ----------------------------------------
                                                                                     2001                   2000
                                                                               -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                           $     123,066          $     253,502
   Natural gas transportation                                                        160,717                222,542
   Natural gas storage                                                                35,808                 35,889
   Other                                                                               2,265                  1,313
                                                                               -----------------      -----------------
        Total operating revenues                                                     321,856                513,246
                                                                               -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                         123,066                253,503
   Cost of natural gas transportation                                                 (6,107)                10,895
   Operation and maintenance                                                          45,628                 41,337
   Administrative and general                                                         29,944                 29,686
   Depreciation and amortization                                                      42,695                 40,526
   Taxes - other than income taxes                                                    10,358                 10,272
   Other                                                                                 694                    539
                                                                               -----------------      -----------------
        Total operating costs and expenses                                           246,278                386,758
                                                                               -----------------      -----------------

Operating Income                                                                      75,578                126,488
                                                                               -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                   14,914                 11,553
   Interest income - affiliates                                                       (5,252)               (10,314)
   Allowance for equity and borrowed funds used during construction (AFUDC)           (6,696)                (3,398)
   Equity in earnings of unconsolidated affiliates                                    (2,002)                (1,878)
   Miscellaneous other (income) deductions, net                                       (2,153)                (1,134)
                                                                               -----------------      -----------------
        Total other (income) and other deductions                                     (1,189)                (5,171)
                                                                               -----------------      -----------------

Income before Income Taxes                                                            76,767                131,659

Provision for Income Taxes                                                            28,929                 49,733
                                                                               -----------------      -----------------

Net Income                                                                     $      47,838          $      81,926
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               ----------------------------------------
                                                                                     2001                   2000
                                                                               -----------------      -----------------
Operating Revenues:
   Natural gas sales                                                           $     483,730          $     454,584
   Natural gas transportation                                                        339,684                395,032
   Natural gas storage                                                                71,597                 72,132
   Other                                                                               3,970                  2,535
                                                                               -----------------      -----------------
        Total operating revenues                                                     898,981                924,283
                                                                               -----------------      -----------------

Operating Costs and Expenses:
   Cost of natural gas sales                                                         483,730                454,591
   Cost of natural gas transportation                                                  8,020                 26,010
   Operation and maintenance                                                          90,586                 84,971
   Administrative and general                                                         61,684                 63,398
   Depreciation and amortization                                                      85,486                 80,846
   Taxes - other than income taxes                                                    20,976                 20,467
   Other                                                                               1,508                  1,811
                                                                               -----------------      -----------------
        Total operating costs and expenses                                           751,990                732,094
                                                                               -----------------      -----------------

Operating Income                                                                     146,991                192,189
                                                                               -----------------      -----------------

Other (Income) and Other Deductions:
   Interest expense                                                                   33,707                 36,783
   Interest income - affiliates                                                      (12,548)               (19,013)
   Allowance for equity and borrowed funds used during construction (AFUDC)          (12,088)                (6,115)
   Equity in earnings of unconsolidated affiliates                                    (4,174)                (3,771)
   Miscellaneous other (income) deductions, net                                       (4,752)                (1,308)
                                                                               -----------------      -----------------
        Total other deductions                                                           145                  6,576
                                                                               -----------------      -----------------

Income before Income Taxes                                                           146,846                185,613

Provision for Income Taxes                                                            55,280                 69,692
                                                                               -----------------      -----------------

Net Income                                                                     $      91,566          $     115,921
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

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                 Six months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                             2001                2000

                                                                                         -------------       -------------
     Cash flows from operating activities:
        Net income                                                                       $   91,566          $  115,921
        Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
            Depreciation and amortization                                                    87,923              83,463
            Deferred income taxes                                                            12,216              17,589
            Reserve for transportation and exchange imbalance                                    -                6,429
            Allowance for equity funds used during construction (AFUDC)                      (8,983)             (4,395)
            Changes in operating assets and liabilities:
               Receivables                                                                  106,738               9,447
               Transportation and exchange gas receivables                                   (2,140)              7,293
               Inventories                                                                  (76,342)             13,528
               Payables                                                                    (131,874)             11,901
               Transportation and exchange gas payables                                       1,506                 579
               Accrued liabilities                                                          (18,413)             21,946
               Reserve for rate refunds                                                     (23,363)            (50,507)
               Other, net                                                                   (15,917)               (716)
                                                                                         -------------       -------------
                     Net cash provided by operating activities                               22,917             232,478
                                                                                         -------------       -------------
     Cash flows from financing activities:
        Advances from affiliate, net                                                          2,793               1,265
                                                                                         -------------       -------------
                     Net cash provided by financing activities                                2,793               1,265
                                                                                         -------------       -------------


     Cash flows from investing activities:
        Property, plant and equipment:
            Additions, net of equity AFUDC                                                 (155,711)           (131,431)
            Changes in accounts payable                                                      (5,252)             (8,242)
        Advances to affiliates, net                                                         132,959             (97,276)
        Investments in affiliates, net                                                         (816)             (1,681)
        Other, net                                                                            3,093               4,340
                                                                                         -------------       -------------
                     Net cash used in investing activities                                  (25,727)           (234,290)
                                                                                         -------------       -------------
     Net decrease in cash                                                                       (17)               (547)
     Cash at beginning of period                                                                531                 843
                                                                                         -------------       -------------
     Cash at end of period                                                               $      514          $      296
                                                                                         =============       =============


     Supplemental disclosures of cash flow information:
        Cash paid during the year for :
            Interest (exclusive of amount capitalized)                                   $  32,511           $  32,374
            Income taxes paid                                                               58,267              21,977


         The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                                       20
                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

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

      The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q.

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

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

There have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K or 2001 First Quarter Report on Form 10-Q other than as described below.

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

      A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. The ALJ's initial decision is subject to review by the FERC.

      Production area rate design (Docket Nos. RP92-137, RP93-136 and RP98-381). Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ (Docket Nos. RP92-137 and RP93-136), dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the United States Court of Appeals for the District of Columbia of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case. On May 31, 2001, the FERC issued its order on remand, addressing the issues briefed by the parties. The FERC held that Transco's "firm-to-the-wellhead" proposal would abrogate shipper contracts in a manner not authorized by those contracts, and therefore rejected the proposal. As a result, Transco's current production area rate design and service structure remains in effect. Transco and other parties each filed a request for rehearing of the FERC's order, and on July 27, 2001, the FERC denied those requests.

         Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000. In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. An appeal of the order denying rehearing was filed on July 26, 2001.

         Particularly in light of the FERC's delayed response to Transco's rehearing request, Transco filed with the FERC the three applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

      North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32-000 and CP01-34-000) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing.

      North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103-000 and CP01-104-000). In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing.

      Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368-000 and CP01-369-000) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. The Central Louisiana System Spin-down proceedings are currently pending before the FERC.

      The net book value of the North Padre Island/Central Texas, North High Island/West Cameron and Central Louisiana facilities included in these three applications is approximately $61.5 million. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

      1999 Fuel Tracker (Docket No. TM99-6-29). On March 1, 1999, Transco made its annual filing pursuant to its FERC Gas Tariff to recalculate the fuel retention percentages applicable to Transco's transportation and storage rate schedules, to be effective April 1, 1999. Included in the filing were two adjustments that increased the estimated gas required for operations in prior periods by approximately 8 billion cubic feet. By letter order dated March 31, 1999, the FERC accepted the filing to be effective April 1, 1999, subject to refund and to further FERC action.

      On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco's tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a "penalty" that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco's customers jointly filed for rehearing of the FERC's October 30 order. On December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC's October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, the parties filed an appeal of the FERC's October 30 and May 30 orders with the D.C. Circuit Court. Transco's December 29, 2000 compliance filing is pending before the FERC. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation to reflect the regulatory approval to recover the cost of gas required for operations in prior periods.

Legal Proceedings

      Royalty claims and litigation.   On March 15, 1994, a lawsuit was filed in
the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through June 30, 2001, postjudgment interest was approximately $9.0 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service
(MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is scheduled to begin in August 2001. FMP's claim, including interest calculated through June 30, 2001, is $9.2 million.

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries, including Transco. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damage, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint were filed by various defendants, including Williams. In May 2001, the Court denied the pending motions.
      On June 8, 2001, 14 Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities will join other defendants in filing at least two dispositive motions, along with contesting class certification in the next several months.

Summary

      While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 2000 Annual Report on Form 10-K or 2001 First Quarter Report on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

                       4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of June 30, 2001, Transco had no outstanding borrowings under this agreement.

Current Maturities of Long-term Debt

      The $200 million of current maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Additionally, the holder of each 7.08% Debenture could elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Holders of $192.5 million of the 7.08% Debentures elected to receive repayment on July 15, 2001. Transco intends to exercise its option to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months. Transco intends to refinance the debt on a long-term basis by accessing public and private markets. In July 2001, WGP repaid advances to Transco to provide interim funding for the repayment.

Sale of Receivables

      Transco changed the structure of its receivables program as of March 31, 2001. Upon that date, TGPL Enterprises, Inc., which formerly was a special purpose entity, became a qualified special purpose entity. Transco has an agreement to sell, on an ongoing basis, certain of its trade receivables to TGPL Enterprises, Inc. At June 30, 2001, Transco had sold approximately $83 million of its trade receivables to TGPL Enterprises, Inc. in exchange for approximately $55 million in cash and a beneficial interest in approximately $28 million of the trade receivables sold to TGPL Enterprises, Inc. At December 31, 2000, Transco had sold approximately $216 million of its trade receivables to TGPL Enterprises, Inc. in exchange for approximately $100 million in cash and a note receivable from TGPL Enterprises, Inc. for approximately $116 million.

Comprehensive Income (Loss)

      Included in accumulated other comprehensive income (loss) at June 30, 2001, is other comprehensive net income (loss) on derivative instruments of $0.4 million and ($0.1) million for the three and six month periods ended June 30, 2001, respectively. These amounts represent Transco's share of other comprehensive net income (loss), through an equity investment, consisting of an interest rate swap designated as a cash flow hedge. There was no accumulated net gain or loss on derivative instruments at December 31, 2000.

ITEM 2.       Management's Narrative Analysis of Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2000 Annual Report on Form 10-K and in Transco's 2001 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

Net Income and Operating Income

      Transco's net income for the six months ended June 30, 2001 was $91.6 million compared to net income of $115.9 million for the six months ended June 30, 2000. Operating income for the six months ended June 30, 2001 was $147.0 million compared to $192.2 million for the six months ended June 30, 2000. The lower operating income of $45.2 million was primarily the result of lower gas transportation revenues due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71. The decrease in net income of $24.3 million was attributable to the decrease in operating income and a decrease in interest income due to a reduction in advances to affiliates, partly offset by a decrease in interest expense due primarily to adjustments in 2000 to estimates of interest associated with the recovery of prior years' tracked gas costs and a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

Transportation Revenues

      Transco's operating revenues related to its transportation services for the six months ended June 30, 2001 were $339.7 million, compared to $395.0 million for the six months ended June 30, 2000. The lower transportation revenues of $55.3 million were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million). This was partly offset by higher demand revenues from pipeline expansion projects and the increased recoveries of the cost of fuel used in pipeline operations.

      As shown in the table below, Transco's total market-area deliveries for the six months ended June 30, 2001 decreased 50.9 trillion British Thermal Units
(TBtu) (6.7%) when compared to the same period in 2000. This is primarily the result of higher natural gas prices and the use of alternate fuels by customers. Transco's production area deliveries for the six months ended June 30, 2001 decreased 51.1 TBtu (36.4%) when compared to the same period in 2000. This is primarily due to decreased liquefiables transportation and interruptible transportation resulting from the effects of higher natural gas prices on the level of natural gas liquids processing activity and lower deliveries to other pipelines in the production area, respectively.

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

                                                       Six months
                                                     Ended June 30,
                                                -------------------------
Transco System Deliveries (TBtu)                   2001           2000
                                                ----------     ----------
Market-area deliveries:
     Long-haul transportation                     398.6          399.6
     Market-area transportation                   315.4          365.3
                                                ----------     ----------
        Total market-area deliveries              714.0          764.9
Production-area transportation                     89.1          140.2
                                                ----------     ----------
        Toal system deliveries                    803.1          905.1
                                                ==========     ==========

Average Daily Transportation Volumes (TBtu)         4.4            5.0

Average Daily Firm Reserved Capacity (TBtu)         5.0            6.4

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

     Transco's operating revenues for the six months ended June 30, 2001 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, increased $29.1 million to $483.7 million, when compared to the same period in 2000. The increase was due to a higher average sales price of $6.41 per dekatherm (Dt) for the six months ending June 30, 2001, versus $2.99 per Dt for the same period of 2000, mostly offset by lower long-term sales volumes and lower cash out sales volumes related to the settlement of imbalances.

                                    Six months
                                  Ended June 30,
                             -------------------------
Gas Sales Volumes (TBtu)       2001             2000
                             --------         --------

Long-term sales                47.0             96.2
Short-term sales               18.9             20.1
                             --------         --------
     Total gas sales           65.9            116.3
                             ========         ========

     In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During the six month period ending June 30, 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This gas inventory is expected to be used in future periods to settle transportation imbalances that require cash out sales.

Operating Costs and Expenses

      Excluding the cost of natural gas sales of $484 million for the six months ended June 30, 2001 and $455 million for the comparable period in 2000, Transco's operating expenses for the six months ended June 30, 2001, were approximately $29 million lower than the comparable period in 2000. This decrease was primarily attributable to the lower cost of natural gas transportation and administrative and general expense, partly offset by higher depreciation and amortization and operation and maintenance expense. The lower cost of natural gas transportation was due to regulatory approval of the recovery of prior years' gas costs in Transco's 1999 fuel tracker filing ($15.1 million) combined with a $6.4 million loss accrual recorded in 2000 associated with the settlement of historical transportation and exchange gas imbalances. The lower administrative and general expense was primarily due to lower Gas Research Institute charges. The higher depreciation and amortization was due primarily to plant and property additions. The higher operation and maintenance expense was due to charges from others to operate certain Transco facilities.

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

      In 1997, Transco filed a registration statement with Securities and Exchange Commission and, at June 30, 2001, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

      Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2001, Transco had no outstanding borrowings under the Credit Agreement.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At June 30, 2001, the advances due Transco by WGP totaled $325.4 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet. In July 2001, WGP repaid $192.5 million of advances, which Transco used to retire $192.5 million of the $200 million of 7.08% Debentures outstanding. Transco intends to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the six months ended June 30, 2001 were $161.8 million, compared to $141.4 million for the six months ended June 30, 2000.

                                                                            Six months
                                                                          Ended June 30,
                                                                       ----------------------
Capital Expenditures and Investments in Affiliates                      2001          2000
                                                                       --------     ---------
                                                                           (In Millions)
Market-area projects                                                   $   34.6     $   58.0
Supply-area projects                                                        5.8          2.3
Maintenance of existing facilities and other projects                     120.6         79.4
Investment in affiliates                                                    0.8          1.7
                                                                       --------     ---------
      Total capital expenditures and investments in affiliates         $  161.8     $  141.4
                                                                       ========     =========

      Transco's capital expenditures budget for 2001 and future capital projects are discussed in its 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

      Momentum Expansion Project. On June 18, 2001, Transco filed an application with the FERC for approval of its Momentum Expansion Project, which would create approximately 508 million cubic feet per day (MMcf/d) of additional firm transportation capacity on Transco's pipeline system from Station 65 in Louisiana to Station 165 in Virginia. The project has a target in-service date of May 1, 2003. Project facilities include approximately 100 miles of pipeline looping and over 78,000 horsepower of compression. The capital cost of the project is estimated to be approximately $300 million.

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

      On April 3, 2001, Transco filed a motion requesting that the FERC clarify that Transco could construct Phase 3 of the MarketLink project that consisted of less than all of the remaining certificated MarketLink facilities after the construction of Phases 1 and 2, and that Transco could file by May 1 a report identifying the certificated facilities to be constructed in Phase 3 and a revised project recourse rate. On April 13, 2001, Transco filed firm service agreements with 5 shippers for 205 MMcf/d of capacity as required by the December 13, 2000 order approving the phasing of the project. On April 26, 2001, the FERC issued an order denying Transco's pending motion for clarification and stating that Phase 3 of the MarketLink project must consist of all the remaining certificated facilities. The order stated that as of April 13 the certificate authority to construct additional MarketLink capacity in excess of the 286 MMcf/d to be constructed as Phases 1 and 2 expired, but that Transco could file a new application to serve the contracts filed on April 13, 2001. On June 19, 2001, Transco submitted an application for the Leidy East Project (see below), which incorporates a portion of the Phase 3 markets and facilities.

         Leidy East Project. Transco filed an application with the FERC on June 19, 2001 to construct and operate the Leidy East Project, which will provide an additional 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. Project facilities include approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. Construction is scheduled to begin in April 2002. The proposed in-service date for the project is November 1, 2002. The capital cost of the project is estimated to be approximately $98 million.

         Cornerstone Pipeline Project. Transco completed an open season on July 18, 2001 for the Cornerstone Expansion Project, a proposed expansion of Transco's pipeline system from Station 65 in Louisiana to Station 165 in Virginia, designed to serve the increasing demand for natural gas in the southeastern United States. Transco is offering in-service dates of November 1, 2003 and May 1, 2004 for Cornerstone. Transco plans to file for FERC approval of the project during the first quarter of 2002. The capital cost of the project will depend on the level of firm market commitment received.

         Trenton - Woodbury Loop Project Transco held an open season in February 2001 for an expansion of the Trenton-Woodbury line, which runs from Transco's mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco's mainline near Station 205. As a result of the open season, precedent agreements are being negotiated for a total of 49 MMcf/d of incremental firm transportation capacity. Transco plans to file for FERC approval of the project in the fall of 2001. The target in-service date for the project is April 1, 2003. The project will require approximately 6 miles of looping at a capital cost of approximately $20 million.

Other Capital Requirements and Contingencies

      Transco's capital requirements and contingencies are discussed in its 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

      Current Maturities of Long-term Debt.   The $200 million of current
maturities of long-term debt consists of 7.08% Debentures that mature on July 15, 2026, but are subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Additionally, the holder of each 7.08% Debenture could elect between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Holders of $192.5 million of the 7.08% Debentures elected to receive repayment on July 15, 2001. Transco intends to exercise its option to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months. Transco intends to refinance the debt on a long-term basis by accessing public and private markets. In July 2001, WGP repaid advances to Transco to provide interim funding for the repayment.

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




                                              TRANSCONTINENTAL GAS PIPE LINE
                                              CORPORATION (Registrant)




Dated:  August 10, 2001                       By /s/ James C. Bourne
                                              -------------------------------
                                              James C. Bourne
                                              Controller
                                              (Principal Accounting Officer)