Form 10-Q
period 2001-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2001-11-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 2001 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 2000 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 2001, and results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Thousands of Dollars) (Unaudited)

	September 30, 2001	December 31, 2000

ASSETS

Current Assets:
Cash	$ 346	$ 531
Receivables:
Affiliates	8,705	126,221
Advances to affiliates	331,346	437,706
Others	43,790	22,864
Transportation and exchange gas receivables:
Affiliates	68	189
Others	16,423	20,640
Inventories	137,067	85,410
Deferred income taxes	29,340	32,909
Other	21,792	17,837

Total current assets	588,877	744,307

Long-Term advances to affiliates	20,679	20,679

Investments, at cost plus equity in undistributed earnings	62,206	62,771

Property, Plant and Equipment :
Natural gas transmission plant	5,087,378	4,767,596
Less-Accumulated depreciation and amortization	1,086,077	957,964

Total property, plant and equipment, net	4,001,301	3,809,632

Other Assets	172,696	173,739

	$ 4,845,759	$ 4,811,128

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Continued) (Thousands of Dollars) (Unaudited)

	September 30, 2001	December 31, 2000

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Payables:
Affiliates	$ 36,261	$ 153,240
Advances from affiliates	6,615	4,662
Other	67,052	96,514
Transportation and exchange gas payables	9,644	6,555
Accrued liabilities	126,757	152,147
Reserve for rate refunds	21,711	31,910
Current maturities of long-term debt	283,246	200,000

Total current liabilities	551,286	645,028

Long-Term Debt, less current maturities	797,926	774,850

Other Long-Term Liabilities:
Deferred income taxes	870,015	860,784
Other	113,353	137,053

Total other long-term liabilities	983,368	997,837

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	-	-
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	861,665	740,983
Accumulated other comprehensive loss	(916)	-

Total common stockholder's equity	2,513,179	2,393,413

	$ 4,845,759	$ 4,811,128

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,

	2001	2000

Operating Revenues:
Natural gas sales	$ 89,396	$ 294,956
Natural gas transportation	156,904	157,203
Natural gas storage	35,365	36,033
Other	3,791	3,270

Total operating revenues	285,456	491,462

Operating Costs and Expenses:
Cost of natural gas sales	89,396	294,956
Cost of natural gas transportation	6,453	10,405
Operation and maintenance	47,053	44,112
Administrative and general	31,275	27,185
Depreciation and amortization	44,576	42,359
Taxes - other than income taxes	9,136	8,736
Other	9,428	668

Total operating costs and expenses	237,317	428,421

Operating Income	48,139	63,041

Other (Income) and Other Deductions:
Interest expense	16,668	20,738
Interest income - affiliates	(2,215)	(11,157)
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,902)	(5,720)
Equity in earnings of unconsolidated affiliates	(2,195)	(2,146)
Miscellaneous other (income) deductions, net	(4,599)	(1,274)

Total other (income) and other deductions	(243)	441

Income before Income Taxes	48,382	62,600

Provision for Income Taxes	19,133	23,738

Net Income	$ 29,249	$ 38,862

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating Revenues:
Natural gas sales	$ 573,126	$ 749,540
Natural gas transportation	496,588	552,235
Natural gas storage	106,962	108,165
Other	7,761	5,805

Total operating revenues	1,184,437	1,415,745

Operating Costs and Expenses:
Cost of natural gas sales	573,126	749,547
Cost of natural gas transportation	14,473	36,415
Operation and maintenance	137,639	129,083
Administrative and general	92,959	90,583
Depreciation and amortization	130,062	123,205
Taxes - other than income taxes	30,112	29,203
Other	10,936	2,479

Total operating costs and expenses	989,307	1,160,515

Operating Income	195,130	255,230

Other (Income) and Other Deductions:
Interest expense	50,375	57,521
Interest income - affiliates	(14,763)	(30,170)
Allowance for equity and borrowed funds used during construction (AFUDC)	(19,990)	(11,835)
Equity in earnings of unconsolidated affiliates	(6,369)	(5,917)
Miscellaneous other (income) deductions, net	(9,351)	(2,582)

Total other (income) and other deductions	(98)	7,017

Income before Income Taxes	195,228	248,213

Provision for Income Taxes	74,413	93,430

Net Income	$ 120,815	$ 154,783

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net income	$ 120,815	$ 154,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,842	126,464
Deferred income taxes	13,368	(5,168)
Reserve for transportation and exchange imbalances	-	6,429
Allowance for equity funds used during construction (AFUDC)	(14,888)	(8,163)
Changes in operating assets and liabilities:
Receivables	92,023	(1,699)
Transportation and exchange gas receivables	4,338	11,246
Inventories	(51,657)	4,498
Payables	(141,172)	86,353
Transportation and exchange gas payables	3,089	111
Accrued liabilities	(25,421)	50,652
Reserve for rate refunds	(10,199)	(40,928)
Other, net	(20,242)	(7,867)

Net cash provided by operating activities	102,896	376,711

Cash flows from financing activities:
Additions to long-term-debt	299,205	-
Retirement of long-term debt	(192,500)	-
Debt issue costs	(1,961)	-
Advances from affiliate, net	1,953	97

Net cash provided by financing activities	106,697	97

Cash flows from investing activities:
Property, plant and equipment
Additions, net of equity AFUDC	(314,072)	(236,731)
Changes in accounts payable	(5,267)	(8,936)
Advances to affiliates, net	106,361	(135,598)
Investments in affiliates, net	(1,116)	(2,049)
Other, net	4,316	6,088

Net cash used in investing activities	(209,778)	(377,226)

Net decrease in cash	(185)	(418)
Cash at beginning of period	531	843

Cash at end of period	$ 346	$ 425

Supplemental disclosures of cash flow information:
Cash paid during the year for :
Interest (exclusive of amount capitalized)	$ 54,307	$ 55,327
Income taxes paid	91,702	44,753
Income tax refunds received	-	(118)
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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q.

     Through an agency agreement, Williams Energy Marketing & Trading Company (WEM&T) (formerly Williams Energy Services Company (WESCO)), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The statement becomes effective for all fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material effect on Transco's results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Transco's results of operations and financial position is being evaluated.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement retains the basic framework of SFAS No 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The statement is not expected to have any initial impact on Transco's results of operations or financial position.

     Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

3. CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K or 2001 First and Second Quarter Reports on Form 10-Q other than as described below.

Rate and Regulatory Matters

     General Rate Case (Docket No. RP01-245) On March 1, 2001, Transco submitted to the FERC a general rate filing principally designed to recover costs associated with an increase in rate base resulting from additional plant, an increase in rate of return and related taxes, and an increase in operation and maintenance expenses. The filing reflects an annual cost of service increase of approximately $227 million over the cost of service underlying the rates reflected in the settlement of Transco's Docket No. RP97-71 rate proceeding, as subsequently adjusted pursuant to the terms of that settlement and FERC orders resolving issues reserved by the settlement for FERC decision. The filing also reflects certain changes to Transco's tariff, cost allocation and rate design methods, including, among other things, the roll-in of Transco's Mobile Bay expansion project, and a pro forma proposal to roll-in the costs of Transco's SunBelt, Pocono and Cherokee expansion projects.

     On March 28, 2001, the FERC issued an order accepting and suspending Transco's March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing. On August 31, 2001, Transco filed a motion to place the rates into effect on September 1, 2001, in accordance with the FERC's March 28, 2001 order. On September 27, 2001, the FERC accepted that filing, subject to certain conditions, including the condition that Transco file tariff sheets regarding the elimination of costs associated with facilities that the FERC had approved for abandonment in the various spindown proceedings discussed below. On October 9, 2001, Transco filed a request for rehearing of that condition in the September 27, 2001 order. Transco has provided a reserve for rate refunds which it believes is adequate for any refunds that may be required.

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

     A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the Administrative Law Judge (ALJ) issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) of the FERC's April 16, 1999, March 28, 2001 and June 13, 2001 orders. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. On October 12, 2001 the FERC issued an order on the ALJ's April 4, 2000 initial decision which generally upholds the decision, with the exception of the ALJ's approval of a change in the allocation of costs to a Transco storage service and the ALJ's decision to phase the roll-in of the costs of the incremental projects into Transco's system rates. The FERC determined that Transco must retain its existing method of allocating costs to the storage service, and that it is not necessary to phase the roll-in of the costs. Pursuant to the terms of the settlement in this proceeding, the resolution of the roll-in issue will be effective prospectively after a final FERC order no longer subject to rehearing.

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

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Those appeals were held in abeyance pending the outcome of the proceedings in Transco's Docket No. RP98-381. In light of the FERC's orders rejecting Transco's proposal in Docket No. RP98-381, Transco withdrew its appeal and the remaining appeal was restored to the active docket. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case. On May 31, 2001, the FERC issued its order on remand, addressing the issues briefed by the parties. The FERC held that Transco's "firm-to-the-wellhead" proposal would abrogate shipper contracts in a manner not authorized by those contracts, and therefore rejected the proposal. As a result, Transco's current production area rate design and service structure remains in effect. Transco and other parties each filed a request for rehearing of the FERC's order, and on July 27, 2001, the FERC denied those requests. Several parties, including Transco, have filed petitions for review in the D.C. Circuit Court of the FERC's May 31 and July 27, 2001 orders.

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

     North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103-000 and CP01-104-000) In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing.

     Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368-000 and CP01-369-000) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On August 31, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing.

     The net book value, at the application date, of the North Padre Island/Central Texas, North High Island/West Cameron and Central Louisiana facilities included in these three applications was approximately $152.9 million including the Williams purchase price allocation to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

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

     Notice of Proposed Rulemaking (Docket No. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Transco and its natural gas marketing affiliates. If adopted, these new standards would require the adoption of new compliance measures by Transco.

Legal Proceedings

     Royalty claims and litigation On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. On October 16, 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. The trial judge initially deferred entering judgment and directed the parties to participate in mediation of this matter. Following mediation in 1998, which did not result in a resolution of this matter, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through September 30, 2001, postjudgment interest was approximately $9.7 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court and continues to believe that it has meritorious defenses to Texaco's claims.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which was scheduled to begin in August 2001, but was postponed until 2002. FMP's claim, including interest calculated through September 30, 2001, is $9.5 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. Transco intends to file an answer to the lawsuit denying liability for Mobil's claim.

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed, without prejudice, defendents Williams Pipe Line Company and Williams Interstate Natural Gas Co. The remaining Williams entities will join other defendants in filing at least one more dispositive motion, along with contesting class certification in the next several months.

     Environmental Matters In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ offered to discuss settlement of the claim and discussions began in September 1999 and have continued throughout 2000 and into 2001. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntarily remediation and management programs.

Summary

     While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters and those described in Transco's 2000 Annual Report on Form 10-K or 2001 First and Second Quarter Reports on Form 10-Q, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations or cash flow requirements.

4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of September 30, 2001, Transco had no outstanding borrowings under this agreement.

     On August 15, 2001, Transco issued $300 million of notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption.

Current Maturities of Long-term Debt

     The $200 million of current maturities of long-term debt at December 31, 2000 consisted of 7.08% Debentures that were to mature on July 15, 2026, but were subject to redemption, at anytime after July 15, 2001, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Additionally, the holder of each 7.08% Debenture could have elected between May 15, 2001 and June 15, 2001 to have such 7.08% Debenture repaid on July 15, 2001 at 100% of the principal amount. Holders of $192.5 million of the 7.08% Debentures elected to receive repayment on July 15, 2001. Transco intends to exercise its option to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months. In July 2001, WGP repaid advances to Transco to provide interim funding for the repayment.

      The $283 million of current maturities of long-term debt at September 30, 2001 consists of $125 million of 8 7/8% Notes that mature on September 15, 2002, $150 million of variable rate notes that mature on July 31, 2002 and the remaining $7.5 million of the 7.08% Debentures.

Sale of Receivables

     Transco changed the structure of its receivables program as of March 31, 2001. Upon that date, TGPL Enterprises, Inc., which formerly was a special purpose entity, became a qualified special purpose entity. Transco has an agreement to sell, on an ongoing basis, certain of its trade receivables to TGPL Enterprises, Inc. At September 30, 2001, Transco had sold approximately $90 million of its trade receivables to TGPL Enterprises, Inc. in exchange for approximately $61 million in cash and a beneficial interest in approximately $29 million of the trade receivables sold to TGPL Enterprises, Inc. At December 31, 2000, Transco had sold approximately $216 million of its trade receivables to TGPL Enterprises, Inc. in exchange for approximately $100 million in cash and a note receivable from TGPL Enterprises, Inc. for approximately $116 million.

Comprehensive Income (Loss)

     Included in accumulated other comprehensive loss at September 30, 2001, is other comprehensive net loss on derivative instruments of $0.8 million and $0.9 million for the three and nine month periods ended September 30, 2001, respectively. These amounts represent Transco's share of other comprehensive net income (loss), through an equity investment, consisting of an interest rate swap designated as a cash flow hedge. There was no accumulated net gain or loss on derivative instruments at December 31, 2000.

ITEM 2. Management's Narrative Analysis of Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2000 Annual Report on Form 10-K and in Transco's 2001 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Net Income and Operating Income

     Transco's net income for the nine months ended September 30, 2001 was $120.8 million compared to net income of $154.8 million for the nine months ended September 30, 2000. Operating income for the nine months ended September 30, 2001 was $195.1 million compared to $255.2 million for the nine months ended September 30, 2000. The lower operating income of $60.1 million was primarily the result of lower gas transportation revenues due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71. The decrease in net income of $34.0 million was attributable to the decrease in operating income and a decrease in interest income due to a reduction in advances to affiliates, partly offset by a decrease in interest expense due primarily to adjustments in 2000 to estimates of interest associated with the recovery of prior years' tracked gas costs and a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

Transportation Revenues

     Transco's operating revenues related to its transportation services for the nine months ended September 30, 2001 were $496.6 million, compared to $552.2 million for the nine months ended September 30, 2000. The lower transportation revenues of $55.6 million were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million). This was partly offset by higher demand revenues from pipeline expansion projects.

     As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 2001 decreased 43.9 trillion British Thermal Units (TBtu) (4.0%) when compared to the same period in 2000. This is primarily the result of higher natural gas prices and the use of alternate fuels by customers. Transco's production area deliveries for the nine months ended September 30, 2001 decreased 62.8 TBtu (29.2%) when compared to the same period in 2000. This is primarily due to decreased liquefiables transportation and interruptible transportation resulting from the effects of higher natural gas prices on the level of natural gas liquids processing activity and lower deliveries to other pipelines in the production area, respectively.

     As a result of a straight fixed-variable (SFV) rate design, increases or decreases in firm transportation volumes in comparable facilities have no significant impact on operating income; however, because interruptible transportation rates have components of fixed and variable cost recovery, increases or decreases in interruptible transportation volumes do have an impact on operating income.
	Nine months Ended September 30,

Transco System Deliveries (TBtu)	2001	2000

Market-area deliveries:
Long-haul transportation	579.9	571.8
Market-area transportation	468.0	520.0

Total market-area deliveries	1,047.9	1,091.8
Production-area transportation	152.2	215.0

Total system deliveries	1,200.1	1,306.8

Average Daily Transportation Volumes (TBtu)	4.4	4.8
Average Daily Firm Reserved Capacity (TBtu)	6.2	6.3

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

     Through an agency agreement with Transco, WEM&T, an affiliate of Transco, manages Transco's jurisdictional merchant gas sales, excluding Transco's cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WEM&T remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WEM&T. Through the agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on Transco's operating income or results of operations.

     Transco's operating revenues for the nine months ended September 30, 2001 related to its sales services, including Transco's cash out sales in settlement of gas imbalances, decreased $176.4 million to $573.1 million, when compared to the same period in 2000. The decrease was mostly due to lower long-term sales volumes due to the expiration of several FS contracts in 2001 and lower cash out sales volumes related to the settlement of imbalances, partially offset by a higher average sales price of $5.76 per dekatherm (Dt) for the nine months ending September 30, 2001, versus $3.42 per Dt for the same period of 2000.

	Nine months Ended September 30,

Gas Sales Volumes (TBtu)	2001	2000

Long-term sales	55.9	140.0
Short-term sales	25.5	30.4

Total gas sales	81.4	170.4

     In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During the nine month period ending September 30, 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This gas inventory is expected to be used in future periods to settle transportation imbalances that require cash out sales.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $573.1 million for the nine months ended September 30, 2001 and $749.5 million for the comparable period in 2000, Transco's operating expenses for the nine months ended September 30, 2001, were approximately $5.2 million higher than the comparable period in 2000. This increase is attributable to higher operation and maintenance expense, primarily due to charges from others to operate certain Transco facilities; higher depreciation and amortization, due primarily to plant and property additions; higher other operating costs and expenses, primarily due to greater charitable contribution commitments by the company in the third quarter related to its United Way campaign (similar commitments were made in the fourth quarter last year); mostly offset by lower cost of natural gas transportation. The lower cost of natural gas transportation was due to regulatory approval of the recovery of prior years' gas costs in Transco's 1999 fuel tracker filing ($15.1 million) combined with a $6.4 million loss accrual recorded in 2000 associated with the settlement of historical transportation and exchange gas imbalances.

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

     In 1997, Transco filed a registration statement with Securities and Exchange Commission and, at September 30, 2001, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At September 30, 2001, Transco had no outstanding borrowings under the Credit Agreement.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At September 30, 2001, the advances due Transco by WGP totaled $352.0 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet. In July 2001, WGP repaid $192.5 million of advances, which Transco used to retire $192.5 million of the $200 million of 7.08% Debentures outstanding. Transco intends to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months.

     On August 15, 2001, Transco issued $300 million of notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the nine months ended September 30, 2001 were $320.5 million, compared to $247.7 million for the nine months ended September 30, 2000.
	Nine months
	Ended September 30,

Capital Expenditures and Investments in Affiliates	2001	2000

	(In Millions)
Market-area projects	$ 105.4	$ 101.6
Supply-area projects	7.9	2.1
Maintenance of existing facilities and other projects	206.1	142.0
Investment in affiliates	1.1	2.0

Total capital expenditures and investments in affiliates	$ 320.5	$ 247.7

     Transco's capital expenditures budget for 2001 and future capital projects are discussed in its 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

     Momentum Expansion Project On September 25, 2001, Transco filed with the FERC an amendment to its certificate application for its Momentum Expansion Project to redesign and downsize the project to reflect the termination of two shippers from the project and certain additional capacity subscribed by two other shippers. As amended, the project is proposed to create approximately 347 million cubic feet per day (MMcf/d) of additional firm transportation capacity on Transco's pipeline system from Station 65 in Louisiana to Station 165 in Virginia. The revised project still has a target in-service date of May 1, 2003. The revised project facilities include approximately 64 miles of pipeline looping and 45,000 horsepower of compression. The revised capital cost of the project is estimated to be approximately $197 million.

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

     On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. Phase 1 of the project, which will provide approximately 160 MMcf/d of additional firm transportation service, is expected to be placed into service in November 2001. Phase 2 of the project will consist of 126 MMcf/d of additional firm service with an expected in-service date of November 1, 2002. The FERC's December 13, 2000 order required Transco to file executed contracts fully subscribing the remaining capacity of the project (approximately 390 MMcf/d) by April 13, 2001. Transco accepted the amended certificate on December 21, 2000. Certain parties filed with the FERC requests for rehearing of the December 13, 2000 order, and on February 12, 2001, the FERC denied the requests.

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

     Leidy East Project Transco filed an application with the FERC on June 19, 2001 to construct and operate the Leidy East Project, which will provide an additional 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. Project facilities include approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. On October 24, 2001, the FERC issued an order approving the project. Construction is scheduled to begin in April 2002. The proposed in-service date for the project is November 1, 2002. The capital cost of the project is estimated to be approximately $98 million.

     Trenton-Woodbury Loop Project Transco held an open season in February 2001 for an expansion of the Trenton-Woodbury line, which runs from Transco's mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco's mainline near Station 205. As a result of the open season, precedent agreements are being negotiated for a total of 49 MMcf/d of incremental firm transportation capacity. Transco plans to file for FERC approval of the project in the first quarter of 2002. The target in-service date for the project is November 1, 2003. The project will require approximately 6 miles of looping at a capital cost of approximately $20 million.

     South Virginia Line Expansion Transco completed an open season on September 7, 2001 for the South Virginia Line Expansion project, a proposed expansion on Transco's pipeline system from Station 165 in Virginia to Hertford County, North Carolina. The project has a target in-service date of May 1, 2004. Transco plans to file for FERC approval in the second quarter of 2002. The capital cost of the project will depend on the level of firm market commitment received.

     Cornerstone Expansion Project Transco completed an open season on July 18, 2001 for the Cornerstone Expansion project, an expansion of Transco's mainline system from Station 65 in Louisiana to Station 165 in Virginia. The project has target in-service dates of November 1, 2003 and May 1, 2004. Transco plans to file for FERC approval in the second quarter of 2002. The capital cost of the project will depend on the level of firm market commitment received.

     Independence Pipeline Project On November 1, 2001, Independence Pipeline Company filed a letter with the FERC requesting an extension of the in service date for the project to November 2004 and an extension of time until November 2003 to submit the final environmental Implementation Plan required by the FERC's order approving the project.

     Cross Bay Pipeline Project On July 21, 2000, Cross Bay Pipeline Company, L.L.C. (Cross Bay), a limited liability company formed between subsidiaries of Transco, Duke Energy and KeySpan Energy, filed an application with the FERC for approval of a gas pipeline project which would increase natural gas deliveries into the New York City metropolitan area by replacing and uprating pipeline facilities and installing compression to expand the capacity of Transco's existing Lower New York Bay Extension by approximately 121 MMcf/d. The project has an estimated cost of approximately $59.5 million and a target in-service date of December 2002. Wholly owned subsidiaries of Transco have a 37.5% ownership interest in Cross Bay and operate Cross Bay. On November 8, 2001, the FERC issued an order authorizing the Cross Bay project, subject to certain conditions. The members of Cross Bay are evaluating the order.

Other Capital Requirements and Contingencies

     Transco's capital requirements and contingencies are discussed in its 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

     Rate and regulatory refunds As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Transco filed a general rate case (Docket No. RP01-245) and placed new rates into effect on September 1, 2001. Transco has provided reserves which it believes are adequate for any refunds that may be required.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

               See discussion in Note 3 of the Notes to the Condensed Consolidated Financial Statements included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits.

                   None

              (b) Reports on Form 8-K.

                 1 - A Current Report on Form 8-K dated August 20, 2001 was filed by Transco during the quarter ended September 30,  2001 reporting under Item 5, Other Events the company's announcement of the proposed private placement of approximately $300 million of senior notes.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       TRANSCONTINENTAL GAS PIPE LINE
                                                                                                       CORPORATION (Registrant)

Dated: November 12, 2001                                                             By /s/ James C. Bourne
                                                                                                        James C. Bourne
                                                                                                      Controller
                                                                                                      (Principal Accounting Officer)