Form 10-K405
period 2001-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2002-03-07
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes  X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2002 was 100.

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

     The number of full time employees of Transco at December 31, 2001 was 1,596.

     Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

     At December 31, 2001, Transco's system had a mainline delivery capacity of approximately 4.0 Bcf 1 of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 3.0 Bcf of gas per day for a system-wide delivery capacity total of approximately 7.0 Bcf of gas per day. The system is composed of approximately 10,400 miles of mainline and branch transmission pipelines, 44 compressor stations, seven storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.4 million horsepower.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields. Transco also has storage capacity in a liquefied natural gas (LNG) storage facility and operates the facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility and through storage service contracts is approximately 216 Bcf of gas. In addition, wholly-owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, a LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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

 1As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units, the term "TBtu" means trillion British Thermal Units, and the term "Dt" means dekatherm.

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

     Through an agency agreement with Transco, Williams Energy Marketing & Trading Company (WEM&T) (formerly Williams Energy Services Company), an affiliate of Transco, manages Transco's jurisdictional merchant gas sales.

     In May 1995, the operation of certain production area facilities was transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. Since February 1996, Transco has filed five applications with the FERC seeking authorization to abandon certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. For a discussion of the applications see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Contingent Liabilities and Commitments - Rate and Regulatory Matters."

MARKETS AND TRANSPORTATION

     Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

     Transco's major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Transco's three largest customers in 2001 were WEM&T, Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., which accounted for approximately 11.5 percent, 9.0 percent and 6.8 percent, respectively, of Transco's total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

     Transco's total system deliveries for the years 2001, 2000 and 1999 are shown below.
Transco System Deliveries (TBtu)	2001	2000	1999

Market-area deliveries
Long-haul transportation	765.8	786.7	820.0
Market-area transportation	645.3	710.4	622.6

Total market-area deliveries	1,411.1	1,497.1	1,442.6
Production-area transportation	201.9	262.0	222.0

Total system deliveries	1,613.0	1,759.1	1,664.6

Average Daily Transportation Volumes (TBtu)	4.4	4.8	4.6
Average Daily Firm Reserved Capacity (TBtu)	6.2	6.3	6.3

     Transco's facilities are divided into eight rate zones. Five are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

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

     On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. Phase 1 of the project, providing approximately 160 MMcf/d of additional firm transportation service, was placed into service on December 19, 2001. Phase 2 of the project will consist of 126 MMcf/d of additional firm service with an expected in-service date of November 1, 2002. The FERC's December 13, 2000 order required Transco to file executed contracts fully subscribing the remaining capacity of the project (approximately 390 MMcf/d) by April 13, 2001. Transco accepted the amended certificate on December 21, 2000. Certain parties filed with the FERC requests for rehearing of the December 13, 2000 order, and on February 12, 2001, the FERC denied the requests.

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

     Leidy East Project Transco filed an application with the FERC on June 19, 2001 to construct and operate the Leidy East project, which will provide an additional 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. Project facilities include approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. On October 24, 2001, the FERC issued an order approving the project and Transco accepted the order on November 9, 2001. Construction is scheduled to begin in March 2002. The proposed in-service date for the project is November 1, 2002. The capital cost of the project is estimated to be approximately $98 million.

     Sundance Expansion Project On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion project, which will create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. On March 29, 2001, the FERC issued an order authorizing Transco to construct and operate the project, and Transco accepted the order on April 6, 2001. Approximately 38 miles of new pipeline loop along the existing mainline system is being installed along with approximately 33,000 horsepower of new compression and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million.

      Momentum Expansion Project On September 25, 2001, Transco filed with the FERC an amendment to its certificate application for its Momentum Expansion project to redesign and downsize the project to reflect the termination of two shippers from the project and certain additional capacity subscribed by two other shippers. As amended, the project is proposed to create approximately 347 MMcf/d of additional firm transportation capacity on Transco's pipeline system from Station 65 in Louisiana to Station 165 in Virginia. The revised project facilities include approximately 64 miles of pipeline looping and 45,000 horsepower of compression. The revised capital cost of the project is estimated to be approximately $197 million. On February 14, 2002, the FERC issued an order authorizing Transco to construct and operate the project. The project has a target in-service date of May 1, 2003.

      Trenton-Woodbury Expansion Project Transco held an open season in February 2001 for an expansion of the Trenton-Woodbury line, which runs from Transco's mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco's mainline near Station 205. As a result of the open season, precedent agreements are being negotiated for a total of 49 MMcf/d of incremental firm transportation capacity. Transco plans to file for FERC approval of the project in the first quarter of 2002. The target in-service date for the project is November 1, 2003. The project will require approximately 6 miles of looping at a capital cost of approximately $20 million.

     Cornerstone Expansion Project Transco completed an open season on July 18, 2001 for the Cornerstone Expansion project, an expansion of Transco's mainline system from Station 65 in Louisiana to Station 165 in Virginia. The project has a target in-service date of May 1, 2004. Transco plans to begin the process for seeking FERC approval in the second quarter of 2002. The capital cost of the project will depend on the level of firm market commitment received.

     South Virginia Line Expansion Transco completed an open season on September 7, 2001 for the South Virginia Line Expansion project, a proposed expansion on Transco's pipeline system from Station 165 in Virginia to Hertford County, North Carolina. The project has a target in-service date of May 1, 2005. The capital cost of the project will depend on the level of firm market commitment received.

      Independence Pipeline Project In March 1997, as amended in December 1997, Independence Pipeline Company (Independence) filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline project is proposed to provide approximately 916 MMcf/d of firm transportation capacity with an in-service date of November 2002. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. On December 17, 1999, the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35-percent of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35-percent of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline project. Independence accepted the certificate authorization on August 11, 2000. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties. On November 1, 2001, Independence filed a letter with the FERC requesting an extension of the in service date for the project to November 2004 and an extension of time until November 2003 to submit the final environmental Implementation Plan required by the FERC's order approving the project.

     Cross Bay Pipeline Project On July 21, 2000, Cross Bay Pipeline Company, L.L.C. (Cross Bay), a limited liability company formed between subsidiaries of Transco, Duke Energy and KeySpan Energy, filed an application with the FERC for approval of a gas pipeline project which would increase natural gas deliveries into the New York City metropolitan area by replacing and uprating pipeline facilities and installing compression to expand the capacity of Transco's existing Lower New York Bay Extension by approximately 121 MMcf/d. On November 8, 2001, the FERC issued an order authorizing the Cross Bay project, subject to certain conditions. On December 5, 2001, the Cross Bay owners elected not to accept the certificate issued by the FERC and decided not to proceed with the Cross Bay project, which resulted in the dissolution of Cross Bay. A wholly-owned subsidiary of Transco had a 37.5-percent ownership interest in Cross Bay.

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

SALES SERVICE

     As discussed above, WEM&T manages Transco's jurisdictional merchant gas sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Most of these sales are made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

      Transco's gas sales volumes managed by WEM&T for the years 2001, 2000 and 1999 are shown below.

Gas Sales Volumes (TBtu)	2001	2000	1999

Long-term sales	68.4	190.9	196.2
Short-term sales	33.5	38.4	38.4

Total gas sales	101.9	229.3	234.6

TRANSACTIONS WITH AFFILIATES

     Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 2. Summary of Significant Accounting Policies and 8. Transactions With Major Customers and Affiliates."

REGULATION

      Interstate gas pipeline operations Transco's interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, Transco's rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Transco holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA. Transco is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     Intrastate gas pipeline operations Cardinal Pipeline Company, LLC, a North Carolina natural gas pipeline company, is subject to the jurisdiction of the North Carolina Utilities Commission. Cardinal Pipeline is operated and 45 percent owned by wholly-owned subsidiaries of Transco.

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

     Rapid growth in Transco's market area, particularly in the power generation sector, has attracted several new proposed projects from competing pipelines, both in the southeast and northeast market areas. These projects are aimed primarily towards incremental markets. Their success will depend on their ability to secure sufficient load to support the relatively large initial investments required.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Transco's expected future results based on current and pending business operations. Transco makes these forwarding-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

     The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

  Changes in general economic conditions in the United States and changes in the industries in which Transco conducts business;
  Changes in federal or state laws and regulations to which Transco is subject, including tax, environmental and employment laws and regulations;
  The cost and effects of legal and administrative claims and proceedings against Transco or its subsidiaries;
  Conditions of the capital markets Transco utilizes to access capital to finance operations;
  The ability to raise capital in a cost-effective way;
  The effect of changes in accounting policies;
  The ability to manage rapid growth;
  The ability to control costs;
  The ability to successfully implement key systems, such as service delivery systems;
  The impact of future federal and state regulations of business activities, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters discussed herein;
  The ability of Transco to develop expanded markets and product offerings as well as Transco's ability to maintain existing markets;
  The ability of Transco and its subsidiaries to obtain governmental and regulatory approval of various expansion projects;
  Future utilization of pipeline capacity, which can depend on energy prices, competition from other pipelines and alternative fuels, the general level of natural gas and petroleum product demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions;
  Global and domestic economic repercussions from terrorist activities and the government's response thereto.

ITEM 2. Properties.

     See "Item 1. Business."

ITEM 3. Legal Proceedings.

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

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco's petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management's estimate of the effect of this ruling. Transco plans to request rehearing of the court's decision.

     In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is now scheduled to begin in December 2002. FMP's claim, including interest calculated through December 31, 2001, is $9.6 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. Transco filed an answer to the lawsuit denying liability for Mobil's claim. The lawsuit is in the pretrial discovery phase.

     In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints were filed by various defendants, including Williams. In May 2001, the Court denied the pending motions.

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities are pursuing dispositive motions and contesting class certification. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants.

     Environmental matters In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ offered to discuss settlement of the claim and discussions began in September 1999 and continued into 2001. Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs. In December 2001, Transco agreed to settle this matter by signing a Consent Decree which will be filed for U.S. District Court approval. The Consent Decree provides for a civil penalty of $1.4 million, which was accrued by Transco in 2001.

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $32 million to $35 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2001, Transco had a reserve of approximately $32 million for these estimated costs that has been recorded in current liabilities ($5 million) and other long-term liabilities ($27 million) in the accompanying Consolidated Balance Sheet.

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

     Transco has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $32 million to $35 million range discussed above.

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

GENERAL

     In December 2001 and January 2002, the Securities and Exchange Commission (SEC) issued statements regarding disclosure by companies within their Management's Discussion & Analysis of Financial Condition and Results of Operations for 2001. In those statements, the SEC cited certain items that companies should consider including in the 2001 Form 10-K Annual Reports, including identification of critical accounting policies. The following discussions include items applicable to Transco that the SEC has encouraged companies to disclose.

CRITICAL ACCOUNTING POLICIES

     Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; and 4) impairment assessments of long-lived assets.

      Revenue subject to refund Transco is subject to regulation by the FERC. FERC regulations promulgate policies and procedures which govern a process to establish the rates that Transco is permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and (iii) allowed rate of return, including the equity component of a pipeline's capital structure and related income taxes.

     As a result of the ratemaking process, certain revenues collected by Transco may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. Transco records estimates of rate refund liabilities considering Transco and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Transco is currently involved in one general rate case proceeding in which it began collecting rates subject to refund beginning on September 1, 2001. At December 31, 2001, Transco had accrued approximately $61 million for potential rate refunds applicable to all regulatory proceedings. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate.

     Contingent liabilities Transco establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

RESULTS OF OPERATIONS

     In January 2002, Williams announced the goal to reduce the company's annual operating expenses based on the company's current cost structure by $50 million, effective 2003. Management is evaluating its organizational structure to determine effective and efficient ways to align services to meet Williams' current business requirements as an energy-only company. In conjunction with this goal, Williams is offering an enhanced-benefit early retirement option to certain employee groups. The potential impact to Transco's 2002 expense, assuming election by 100 percent of those Transco employees eligible for the early retirement option, is estimated to be approximately $20 million. However, Transco does not anticipate that all eligible employees will elect the option. Additionally, Williams also will offer severance and redeployment services to employees whose positions are eliminated as a result of the organizational changes.

2001 COMPARED TO 2000

     Net Income and Operating Income Transco's net income for 2001 was $132.6 million compared to net income of $191.8 million for 2000. Operating income for 2001 was $235.6 million compared to operating income of $311.9 million for 2000.

     The lower operating income of $76.3 million was primarily the result of lower gas transportation and storage revenues, higher operation and maintenance expenses and higher depreciation and amortization expense, partly offset by lower cost of natural gas transportation, as discussed below. In addition, $18.3 million was charged to other operating costs and expenses resulting from an unfavorable court decision in Transco's royalty claims proceeding with Texaco, Inc. as discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein. The decrease in net income was attributable to the decrease in operating income, higher interest expense and lower interest income. The higher interest expense was due to $19.1 million of interest accrued as a result of the royalty claims proceeding described above, partially offset by adjustments in 2000 to estimates of interest associated with the recovery of prior years' tracked gas costs. The lower interest income was due to a reduction in advances to affiliates and lower rates. These decreases to net income were partially offset by a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

      Transportation Revenues Transco's operating revenues related to its transportation services decreased $58 million to $665 million for 2001 when compared to 2000. The lower transportation revenues were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million) and a decrease in tracked transportation revenue ($5.6 million) primarily due to lower tracked fuel costs and Gas Research Institute charges billed to customers. This was partly offset by higher demand revenues ($12.6 million) resulting from pipeline expansion projects and the effects of Transco's general rate case Docket No. RP01-245, which was effective September 1, 2001.

     Based on Transco's evaluation of the FERC's March 17, 2000 order in Transco's general rate case Docket No. RP97-71 and requests by several parties for rehearing of the FERC's order, Transco reduced its reserve for rate refunds ($62.7 million of principal and $8.5 million of interest) in the second quarter of 2000 to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order.

      Transco's total market-area deliveries for 2001 decreased 86.0 TBtu, or 6%, when compared to 2000. This is primarily the result of higher natural gas prices and the use of alternative fuels by customers. Transco's production area deliveries for 2001 decreased 60.1 TBtu, or 23%, when compared to 2000. This is primarily due to decreased liquefiables transportation, resulting from the effects of higher natural gas prices on the level of natural gas liquids processing activity, and lower interruptible transportation, resulting from lower deliveries to other pipelines in the production area.

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

      Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, decreased $476 million to $665 million for 2001, when compared to 2000. The decrease was primarily due to lower long-term sales volumes due to the expiration of several FS contracts in 2001 and lower cash out sales volumes related to the monthly settlement of imbalances, partially offset by a higher average sales price of $5.08 per Dt in 2001 versus $3.94 per Dt in 2000.

      In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This gas inventory is expected to be used in future periods to settle transportation imbalances that require cash out sales.

      Storage Revenues Transco's operating revenues related to storage services decreased $3 million to $141 million for 2001 when compared to 2000. This revenue decrease was primarily due to lower demand revenues in 2001 resulting from the effects of Transco's general rate case Docket No. RP01-245, which was effective September 1, 2001 and lower commodity revenues resulting from higher inventory levels in mid-2001 and milder winter weather, partially offset by increased revenues to recover higher storage rates charged by others.

      Other Revenues Other operating revenues increased $2 million to $10 million for 2001 when compared to 2000, primarily due to higher liquids revenue and higher Parking and Borrowing Service revenues.

     Operating Costs and Expenses Excluding the cost of natural gas sales of $665 million and $1,141 million for 2001 and 2000, respectively, Transco's operating expenses were approximately $17 million higher in 2001 compared to 2000. The lower cost of natural gas transportation was more than offset by higher operation and maintenance expense, higher depreciation and amortization, higher taxes other than income taxes and higher other operating costs and expenses. The lower cost of natural gas transportation ($20.6 million) was primarily due to regulatory approval in 2001 to recover prior years' gas costs in Transco's 1999 fuel tracker filing ($15.1 million) combined with a $6.4 million loss accrual recorded in 2000 associated with the settlement of historical transportation and exchange gas imbalances. This was partially offset by an additional $3.4 million charge in the fourth quarter of 2001 for transportation and exchange gas imbalances resulting from Enron Corp.'s bankruptcy filing. The higher operation and maintenance expense ($9.5 million) was primarily attributable to higher charges from others to operate certain Transco facilities ($8.6 million), permitting costs ($1.6 million) and contractual services expense ($1.5 million), partially offset by lower labor and employee expense ($2.4 million). The higher depreciation and amortization ($8.3 million) was due primarily to plant and property additions. The higher taxes other than income taxes ($1.4 million) was due to higher ad valorem taxes. The higher other operating costs and expenses ($18.7 million) was primarily due to the unfavorable court decision in Transco's royalty claims proceeding with Texaco, Inc.

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

      Transportation Revenues Transco's operating revenues related to its transportation services increased $32 million to $723 million for 2000 when compared to 1999. The higher transportation revenues were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco's general rate case Docket No. RP97-71 ($62.7 million), and higher demand revenues ($22.6 million) due to the FERC's March 17, 2000 order as discussed above. This was partly offset by positive adjustments in 1999 to the reserve for rate refunds in Transco's general rate case Docket No. RP95-197 ($28.1 million) and general rate case Docket No. RP97-71 ($23.4 million) and a decrease in commodity revenues ($4.8 million) and the spin down of the Tilden/McMullen facilities effective April 1, 2000.

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

      In 1997, Transco filed a registration statement with the Securities and Exchange Commission and, at December 31, 2001, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million bank credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At December 31, 2001, Transco had no outstanding borrowings under the Credit Agreement.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At December 31, 2001, the advances due Transco by WGP totaled $344.8 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Consolidated Balance Sheet. In July 2001, WGP repaid $192.5 million of advances, which Transco used to retire $192.5 million of the $200 million of 7.08% Debentures outstanding. Transco intends to redeem the remaining $7.5 million of the 7.08% Debentures within the next twelve months.

     In August 2001, Transco issued $300 million of Series A notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2002, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the notes are being used to fund capital expenditures and for general corporate purposes.

     Transco has agreements to sell, on an ongoing basis, certain of its trade accounts receivable through revolving securitization structures and retains servicing responsibilities as well as a subordinate interest in the transferred receivables. The contractual arrangements to sell accounts receivable under this structure will expire on March 25, 2002. Transco accounts for the securitization of trade accounts receivable in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. As a result, the related receivables are removed from the Consolidated Balance Sheet and a subordinated retained interest is recorded for the amount of receivables sold in excess of cash received. At December 31, 2001, approximately $96 million of accounts receivable that would otherwise be Transco's receivables were sold to a special purpose entity (SPE) in exchange for $64 million in cash and a $32 million subordinated retained interest in the accounts receivable sold to the SPE. In 2000, Transco sold accounts receivable to the SPE under a similar structure.

      Transco determines the fair value of its retained interests based on the present value of future expected cash flows using management's best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, thus the estimated credit loss and discount rates utilized are materially consistent with historical performance. The fair value of the servicing responsibility is estimated based on internal costs, which approximate market. Costs associated with the sale of accounts receivable are included in miscellaneous other (income) deductions, net on the Consolidated Statement of Income. The sales of accounts receivable resulted in a net charge to results of operations of approximately $5 million and $9 million in 2001 and 2000, respectively. The retained interest in accounts receivable sold to the SPE is subject to credit risk to the extent that these receivables are not collected.

      Through a wholly-owned subsidiary, Transco holds a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58% fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and amended by SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." Transco adopted these standards effective January 1, 2001. As such, Transco's equity interest in the changes in fair value of Pine Needle's hedge is recognized in other comprehensive income. For the year ended December 31, 2001, Transco's equity interest in an unrealized loss on Pine Needle's hedge was $0.6 million. The swap agreement is for the notional amount of $53.5 million of debt, which was still the amount outstanding at December 31, 2001, and applies to the long-term financing of Pine Needle with a total borrowing capacity of $53.5 million. The interest rate swap is settled quarterly. The swap agreement was effective March 31, 1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.

CREDIT RATINGS

     Transco has no guarantees of off balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Transco's credit ratings given by Moody's Investor's Service, Standard & Poor's and Fitch Ratings (rating agencies).

      At December 31, 2001 Transco maintained the following credit ratings on its senior unsecured long-term debt, which are considered to be investment grade:

Moody's Investor's Services .................... Baa1
Standard & Poor's ................................. BBB+
Fitch Ratings .......................................... BBB+

CAPITAL EXPENDITURES

     Williams announced on December 19, 2001, its plans to take several steps to strengthen its balance sheet in order to maintain its investment grade credit rating. The steps of this plan included a $1 billion reduction in Williams' 2002 estimated capital spending and the sale of certain Williams non-core assets, the expected proceeds of which total $250 million to $750 million. As a Williams subsidiary, Transco will participate in Williams' plans to strengthen its balance sheet, primarily by managing its 2002 capital spending program at a lower level than anticipated prior to Williams' announcement.

     As shown in the table below, Transco's capital expenditures and investments in affiliates for 2001 included $183 million for market-area projects, primarily for the MarketLink and Sundance projects, $10 million for supply-area projects and $189 million for maintenance of existing facilities and other projects. Transco is estimating approximately $554 million of capital expenditures in the year 2002 related to expansion projects in the market area, primarily the MarketLink, Leidy East and Momentum projects, supply area projects and the maintenance of existing facilities, including expenditures required under the Federal Clean Air Act and Clean Air Act Amendments of 1990.
	Estimate	Actual

Capital Expenditures and Investments in Affiliates	2002	2001	2000	1999

	(In millions)
Market-Area Projects	$ 339.6	$ 182.6	$ 125.5	$ 43.0
Supply-Area Projects	3.4	10.0	2.1	3.7
Maintenance of Existing Facilities and Other Projects	211.3	189.1	211.5	138.7
Investment in Affiliates	-	1.7	2.1	45.9

Total Capital Expenditures and Investments in Affiliates	$ 554.3	$ 383.4	$ 341.2	$ 231.3

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS

AND CONTINGENCIES

     Contractual obligations The table below summarizes some of the more significant contractual obligations and commitments by period (in millions).
Period	Long-Term Debt	Operating Leases	Capital Commitments	Total Contractual Obligations

2002	$ 282.5	$ 24.5	$ 117.4	$ 424.4
2003	-	8.0	4.0	12.0
2004	-	2.5	-	2.5
2005	200.0	2.5	-	202.5
2006	-	2.1	-	2.1
After 2006	600.0	0.3	-	600.3

Total	$ 1,082.5	$ 39.9	$ 121.4	$ 1,243.8

     Rate and regulatory refunds As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco filed a general rate case (Docket No. RP01-245) and placed new rates into effect on September 1, 2001. Transco has provided reserves which it believes are adequate for any refunds that may be required under Docket No. RP01-245. Transco believes no additional refunds will be required under Docket No. RP97-71 and Docket No. RP95-197.

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

      The following tables provide information about Transco's long-term debt, including current maturities, and long-term advances to affiliates (WGP) as of December 31, 2001 and 2000, both of which are subject to interest rate risk. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2001	Expected Maturity Date

	2002	2003	2004	2005

	(Dollars in millions)
Long-term debt:
Fixed rate	$ 133	$ -	$ -	$ 200
Interest rate	7.15%	6.87%	6.86%	7.03%
Variable rate	$ 150	$ -	$ -	$ -
Interest rate (4.73% for 2001)
Long-term advances to affiliates:
Variable rate	$ -	$ -	$ -	$ -
Interest rate (4.86% for 2001)

December 31, 2001	Expected Maturity Date

	2006	Thereafter	Total	Fair Value

(Dollars in millions)
Long-term debt:
Fixed rate	$ -	$ 600	$ 933	$ 932
Interest rate	7.04%	7.18%
Variable rate	$ -	$ -	$ 150	$ 150
Interest rate (4.73% for 2001)
Long-term advances to affiliates:
Variable rate	$ -	$ 21	$ 21	$ 21
Interest rate (4.86% for 2001)

December 31, 2000	Expected Maturity Date

	2001	2002	2003	2004

	(Dollars in millions)
Long-term debt:
Fixed rate	$ 200	$ 125	$ -	$ -
Interest rate	7.25%	7.21%	6.77%	6.76%
Variable rate	$ -	$ 150	$ -	$ -
Interest rate (6.69% for 2000)
Long-term advances to affiliates:
Variable rate	$ -	$ -	$ -	$ -
Interest rate (7.20% for 2000)

December 31, 2000	Expected Maturity Date

	2005	Thereafter	Total	Fair Value

(Dollars in millions)
Long-term debt:
Fixed rate	$ 200	$ 300	$ 825	$ 809
Interest rate	7.03%	7.22%
Variable rate	$ -	$ -	$ 150	$ 150
Interest rate (6.69% for 2000)
Long-term advances to affiliates:
Variable rate	$ -	$ 21	$ 21	$ 21
Interest rate (7.20% for 2000)

ITEM 8. Financial Statements and Supplementary Data

Page

Report of Independent Auditors	26
Consolidated Balance Sheet	27-28
Consolidated Statement of Income	29
Consolidated Statement of Common Stockholder's Equity	30
Consolidated Statement of Cash Flows	31-32
Notes to Consolidated Financial Statements	33-57

REPORT OF INDEPENDENT AUDITORS

Transcontinental Gas Pipe Line Corporation
The Board of Directors

     We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
March 4, 2002

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

	December 31,

	2001	2000

ASSETS
Current Assets:
Cash	$ 472	$ 531
Receivables:
Trade (Note 7)	16,206	24,625
Receivable - TGPL Enterprises, Inc. (Note 7)	32,032	116,158
Other affiliates	79,209	10,063
Advances to affiliates	324,073	437,706
Federal income taxes receivable from affiliate	7,466	-
State income taxes	3,822	-
Other	6,688	6,139
Transportation and exchange gas receivables:
Affiliates	-	189
Others	15,353	20,640
Inventories:
Gas in storage, at LIFO	30,751	16,793
Materials and supplies, at lower of average cost or market	31,659	30,570
Gas available for customer nomination, at average cost	53,037	38,047
Deferred income taxes (Note 6)	55,073	32,909
Other	19,241	17,837

Total current assets	675,082	752,207

Long-term advances to affiliates	20,679	20,679

Investments, at cost plus equity in undistributed earnings	62,228	62,771

Property, Plant and Equipment:
Natural gas transmission plant	5,170,692	4,767,596
Less - Accumulated depreciation and amortization	1,136,126	957,964

Total property, plant and equipment, net	4,034,566	3,809,632

Other Assets	180,430	173,739

	$ 4,972,985	$ 4,819,028

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET (continued)
Thousands of Dollars

	December 31,

	2001	2000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Payables:
Trade	$ 69,088	$ 77,149
Affiliates	44,030	153,240
Advances from affiliates	7,970	4,662
Other	20,305	27,265
Transportation and exchange gas payable:
Affiliates	176	-
Others	10,690	6,555
Accrued liabilities:
Federal income taxes payable to affiliate	-	40,005
State income taxes	-	1,454
Other taxes	11,868	13,425
Interest	36,719	21,371
Employee benefits	59,020	57,929
Other	39,145	17,963
Reserve for rate refunds	60,681	31,910
Current maturities of long-term debt (Note 4)	283,056	200,000

Total current liabilities	642,748	652,928

Long-Term Debt (Note 4)	797,994	774,850

Other Long-Term Liabilities:
Deferred income taxes (Note 6)	910,239	860,784
Other	100,064	137,053

Total other long-term liabilities	1,010,303	997,837

Commitments and contingencies (Note 3)
Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	-	-

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	-	-

Common Stockholder's Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	-	-
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	870,082	740,983
Accumulated other comprehensive loss	(572)	-

Total common stockholder's equity	2,521,940	2,393,413

	$ 4,972,985	$ 4,819,028

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
	Years Ended December 31,

	2001	2000	1999

Operating Revenues:
Natural gas sales	$ 665,011	$ 1,141,281	$ 703,028
Natural gas transportation	664,806	722,619	691,101
Natural gas storage	141,219	144,272	137,050
Other	9,972	8,064	12,277

Total operating revenues	1,481,008	2,016,236	1,543,456

Operating Costs and Expenses
Cost of natural gas sales	665,011	1,141,288	702,884
Cost of natural gas transportation	25,099	45,658	38,400
Operation and maintenance	184,985	175,479	172,912
Administrative and general	126,144	126,147	130,027
Depreciation and amortization (Note 2)	174,220	165,877	161,480
Taxes - other than income taxes	39,263	37,904	34,927
Other	30,709	11,964	5,601

Total operating costs and expenses	1,245,431	1,704,317	1,246,231

Operating Income	235,577	311,919	297,225

Other (Income) and Other Deductions:
Interest expense - affiliates	313	387	243
- other	88,431	76,484	70,315
Interest income - affiliates	(17,537)	(40,057)	(25,770)
Allowance for equity and borrowed funds used during construction (AFUDC)	(28,963)	(17,522)	(5,542)
Equity in earnings of unconsolidated affiliates	(8,447)	(8,117)	(3,214)
Miscellaneous other (income) deductions, net	(13,046)	(6,863)	1,086

Total other (income) and other deductions	20,751	4,312	37,118

Income before Income Taxes	214,826	307,607	260,107
Provision for Income Taxes (Note 6)	82,250	115,806	98,920

Net Income	$ 132,576	$ 191,801	$ 161,187

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
Thousands of Dollars
	Years Ended December 31,

	2001	2000	1999

Common Stock:
Balance at beginning and end of period	$ -	$ -	$ -

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	740,983	570,798	409,611
Add (deduct):
Net income	132,576	191,801	161,187
Non-cash dividends on common stock	(3,477)	(21,616)	-

Balance at end of period	870,082	740,983	570,798

Accumulated Other Comprehensive Loss: (Note 2)
Balance at beginning of period	-	-	-
Add (deduct):
Net loss	(572)	-	-

Balance at end of period	(572)	-	-

Total Common Stockholder's Equity	$ 2,521,940	$ 2,393,413	$ 2,223,228

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars
	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$ 132,576	$ 191,801	$ 161,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 2)	178,214	169,681	166,368
Deferred income taxes (Note 6)	29,500	16,451	64,717
Allowance for equity funds used during construction (Equity AFUDC)	(21,599)	(12,253)	(3,853)
Changes in operating assets and liabilities:
Receivables	(76,903)	11,702	(15,279)
Receivable - TGPL Enterprises, Inc. (Note 7)	84,126	(91,372)	(13,727)
Transportation and exchange gas receivable	5,476	25,325	11,880
Inventories	(30,037)	(8,598)	2,587
Payables	(130,738)	88,871	59,236
Transportation and exchange gas payable	4,311	(2,071)	(296)
Accrued liabilities	(8,164)	20,085	(21,707)
Reserve for rate refunds	28,771	(127,722)	(78,771)
Other, net	(34,901)	8,652	(28,581)

Net cash provided by operating activities	160,632	290,552	303,761

Cash flows from financing activities: (Note 4)
Additions to long-term debt	299,205	-	-
Retirement of long-term debt	(192,500)	-	-
Debt issue costs	(2,235)	-	-
Advances from affiliates-net	3,308	(561)	3,438

Net cash provided by (used in) financing activities	107,778	(561)	3,438

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Thousands of Dollars
	Years Ended December 31,

	2001	2000	1999

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(388,156)	(335,757)	(186,297)
Changes in accounts payable	6,489	(3,332)	958
Sale of assets	-	180	2,503
Advances to affiliates, net	113,633	42,235	(82,670)
Investments in affiliates, net	(1,736)	(2,079)	(45,940)
Other, net	1,301	8,450	3,620

Net cash used in investing activities	(268,469)	(290,303)	(307,826)

Net decrease in cash	(59)	(312)	(627)
Cash at beginning of period	531	843	1,470

Cash at end of period	$ 472	$ 531	$ 843

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$ 60,903	$ 78,996	$ 83,539
Income taxes paid	105,409	77,069	41,893
Income tax refunds received	-	(118)	(1,486)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Corporate Structure and Control	33
2.	Summary of Significant Accounting Policies	33
3.	Contingent Liabilities and Commitments	38
4.	Debt, Financing Arrangements and Leases	49
5.	Employee Benefit Plans	51
6.	Income Taxes	53
7.	Financial Instruments	54
8.	Transactions with Major Customers and Affiliates	55
9.	Quarterly Information (Unaudited)	56

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

     Basis of presentation The acquisition of Transco Energy Company (TEC) and its subsidiaries, including Transco, by Williams in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. Transco is subject to Federal Energy Regulatory Commission (FERC) regulation and current FERC policy does not permit Transco to recover through rates amounts in excess of original cost.

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

     Through an agency agreement with Transco, Williams Energy Marketing & Trading Company (WEM&T), (formerly Williams Energy Services Company) an affiliate of Transco, manages Transco's jurisdictional merchant gas sales. The long-term purchase agreements managed by WEM&T remain in Transco's name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WEM&T. Through the agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

      Principles of consolidation The consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity investments as of December 31, 2001 and 2000 primarily consist of Cardinal Pipeline Company, LLC with ownership interest of 45%, Pine Needle LNG Company, LLC with ownership interest of 35% and Independence Pipeline Company, LLC with ownership interest of 33%.

      Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; and 4) impairment assessments of long-lived assets.

      Revenue recognition Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Transco is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Transco records rate refund liabilities considering Transco and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

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

     Contingent liabilities Transco establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

      Property, plant and equipment Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; certain other gains or losses are recorded in net income.

Depreciation rates used for major regulated gas plant facilities at December 31, 2001, 2000, and 1999 are as follows:

Category of Property	2001	2000	1999

Gathering facilities	2.60%-3.80%	2.60%-3.80%	2.60%-3.80%
Storage facilities	2.50%	2.50%	2.50%
Onshore transmission facilities	2.35%	2.35%	2.35%
Offshore transmission facilities	1.50%	1.50%	1.50%

     Depreciation of general plant is provided on a group basis at straight-line rates.

      Impairment of long-lived assets Transco evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

      Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

      Accounting for repair and maintenance costs Transco accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. All other costs are expensed as incurred.

     Comprehensive income Through a wholly-owned subsidiary, Transco holds a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). In 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and amended by SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." Transco adopted these standards effective January 1, 2001. As such, Transco's equity interest in the changes in fair value of Pine Needle's hedge is recognized in other comprehensive income.

      Comprehensive income for the years ended December 31, 2001, 2000 and 1999, respectively, are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net income	$ 132,576	$ 191,801	$ 161,187
Equity interest in unrealized loss on interest rate hedge	(572)	-	-

Total comprehensive income	$ 132,004	$ 191,801	$ 161,187

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

     Allowance for doubtful receivables Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 2001 and 2000, Transco had no allowance for doubtful accounts.

      Securitizations and transfers of financial instruments Transco has agreements to sell, on an ongoing basis, certain of its trade accounts receivable through revolving securitization structures and retains servicing responsibilities as well as a subordinate interest in the transferred receivables. The contractual arrangements to sell accounts receivable under this structure will expire on March 25, 2002. Transco accounts for the securitization of trade accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. As a result, the related receivables are removed from the Consolidated Balance Sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received.

      Transco determines the fair value of its retained interests based on the present value of future expected cash flows using management's best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, thus the estimated credit loss and discount rates utilized are materially consistent with historical performance. The fair value of the servicing responsibility is estimated based on internal costs, which approximate market. Costs associated with the sale of receivables are included in miscellaneous other (income) deductions, net in the Consolidated Statement of Income.

     Cash flows from operating activities Transco uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. Transco includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

      Allowance for funds used during construction The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $7.4 million, $5.3 million, and $1.7 million for 2001, 2000 and 1999, respectively. The allowance for equity funds was $21.6 million, $12.2 million, and $3.9 million for 2001, 2000 and 1999, respectively.

      Gas inventory Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. Transco utilizes the average cost method of accounting for gas available for customer nomination.

      Gas imbalances In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 2001 and 2000.

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

      New accounting standards In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Transco applied the new rules beginning January 1, 2002. Because Transco has no goodwill and intangible assets are amortized at rates approved by the FERC through regulatory proceedings, the adoption of these standards is not expected to have a material effect on Transco's results of operations and financial position.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The statement is being applied prospectively, beginning January 1, 2002. Initial adoption of this statement did not have any impact on Transco's results of operations or financial position.

      Reclassifications Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

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

      On March 28, 2001, the FERC issued an order accepting and suspending Transco's March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing. On August 31, 2001, Transco filed a motion to place the rates into effect on September 1, 2001, in accordance with the FERC's March 28, 2001 order. On September 27, 2001, the FERC accepted that filing, subject to certain conditions, including the condition that Transco file tariff sheets regarding the elimination of costs associated with facilities that the FERC had approved for abandonment in the various spindown proceedings discussed below. On October 9, 2001, Transco filed a request for rehearing of that condition in the September 27, 2001 order. On November 6, 2001, the FERC granted Transco an extension of time to comply with the requirement in the September 27, 2001 order on Transco's motion rate filing that Transco adjust its rates to reflect the removal of the costs of facilities abandoned in the spindown proceedings. The FERC granted the extension of time until 30 days after the FERC acts on Transco's request for rehearing of the September 27, 2001 order.

     On December 19, 2001, the FERC issued an order on rehearing of its September 27, 2001 order. In the December 19 order, the FERC granted rehearing of the requirement that Transco adjust its rates to eliminate costs related to the facilities that have not yet been abandoned and transferred, but denied rehearing of that requirement with respect to certain facilities that were abandoned and transferred effective December 1, 2001 since Transco no longer owns those facilities and the facilities are no longer used by Transco to provide jurisdictional service. As to the facilities that have not yet been abandoned and transferred, the FERC has issued orders in Docket Nos. CP01-34-000, CP01-103-000 and CP01-368-000 directing Transco to show cause why it should not be required to file revised rates reflecting the removal of the costs associated with those facilities effective with the date the facilities are abandoned and transferred. As to the facilities that were abandoned and transferred effective December 1, 2001, the FERC directed that Transco file revised tariff sheets to be effective December 1, 2001, reflecting the removal of the costs of the facilities that were abandoned and transferred.

      On January 18, 2002, Transco filed answers to the show cause orders in Docket Nos. CP01-34-000, CP01-103-000 and CP01-368-000, stating that it should not be required to adjust its rates upon abandonment and transfer of the facilities but that the rate effects should be addressed in the next general rate case following any abandonment and transfer of the facilities. On January 18, 2002, Transco also filed a request for rehearing of the December 19, 2001 order with respect to the facilities that were abandoned and transferred effective December 1, 2001, stating that it should not be required to adjust its rates effective December 1, 2001, and that the rate effects of that abandonment and transfer should be addressed in Transco's next general rate case. Subject to that request for rehearing, Transco filed on January 18, 2002 a compliance filing to adjust its rates, effective December 1, 2001, to reflect the removal of the costs of the facilities that were abandoned and transferred. On February 28, 2002, the FERC issued an order on Transco's January 18, 2002 filing, which consolidates the issues concerning whether Transco's filing complies with the directive of the December 19, 2001 order with the hearing established in this general rate case proceeding, and accepts the January 18, 2002 filing effective December 1, 2001, subject to refund, the outcome of rehearing of the December 19, 2001 order and the outcome of the hearing in Docket No. RP01-245. Transco has provided a reserve for rate refunds which it believes is adequate for any refunds that may be required.

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

      On January 20, 1998, Transco filed a Stipulation and Agreement for approval by the FERC, which resolves all cost of service, throughput and other issues in this proceeding, except rate of return, capital structure and certain minor cost allocation and rate design issues. On June 12, 1998, the FERC issued an order approving the settlement. On October 30, 1998, Transco issued refunds in connection with the settlement in the amount of $89.5 million, including interest, for which Transco had previously provided a reserve. The issues not resolved by the settlement were litigated by the parties before a FERC Administrative Law Judge (ALJ). On March 30, 1999, the ALJ issued her initial decision which is consistent with the rate of return and capital structure policies FERC announced in RP95-197. Applying these policies, the ALJ recommended utilization of Transco's own capital structure, consisting of 60.2% equity, and a return on equity of 12.40%. Based on developments in regulatory proceedings involving Transco, and on advice from counsel, in the fourth quarter of 1999, Transco adjusted its reserve for rate refunds by $26.0 million ($23.4 million of principal and $2.6 million of interest) to reflect its conclusion that the risk associated with one of the issues in this proceeding has been eliminated. On March 17, 2000, the FERC issued an order which, among other things, affirmed the ALJ's decision on the rate of return and capital structure issues. On April 17, 2000, several parties requested rehearing of, among other things, issues related to the FERC's rate of return decision in the March 17, 2000, order. Transco evaluated the effect of the order and requests for rehearing and, during the second quarter of 2000, reduced its reserve for rate refunds by $71.2 million ($62.7 million of principal and $8.5 million of interest) to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On November 1, 2000, Transco made rate refunds of $95 million, including interest, for the period May 1, 1997 through February 29, 2000. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order, and directing Transco to file revised tariff sheets consistent with the order effective February 1, 2001 and to make appropriate refunds. On March 26, 2001, Transco made final rate refunds of $25 million, including interest, for the period March 1, 2000 through January 31, 2001, for which Transco had previously provided a reserve.

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

      A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the Administrative Law Judge (ALJ) issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the NGA and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) of the FERC's April 16, 1999, March 28, 2001 and June 13, 2001 orders. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. On October 12, 2001 the FERC issued an order on the ALJ's April 4, 2000 initial decision which generally upholds the decision, with the exception of the ALJ's approval of a change in the allocation of costs to a Transco storage service and the ALJ's decision to phase the roll-in of the costs of the incremental projects into Transco's system rates. The FERC determined that Transco must retain its existing method of allocating costs to the storage service, and that it is not necessary to phase the roll-in of the costs. On November 13, 2001, Transco and certain other parties each filed requests for rehearing of the FERC's October 12, 2001 order. Pursuant to the terms of the settlement in this proceeding, the resolution of the roll-in issue will be effective prospectively after a final FERC order no longer subject to rehearing.

      Rate of return calculation On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to rates of return for interstate natural gas pipelines. In July 1998, the FERC issued orders announcing a modification of its methodology for calculating a pipeline's return on equity. Certain parties appealed the FERC's action because the modified formula results in somewhat higher rates of return compared to the rates of return calculated by the prior formula. These appeals have been denied and the FERC has continued to utilize the formula as modified in 1998.

     Production area rate design (Docket Nos. RP92-137 and RP93-136) Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ (Docket Nos. RP92-137 and RP93-136), dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

      On July 3, 1996, the FERC issued an order on review of the ALJ's initial decision concerning, among other things, Transco's production area rate design. The FERC rejected the ALJ's recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco's production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC's orders addressing production area rate design issues. Transco subsequently withdrew its appeal. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco's production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case. On May 31, 2001, the FERC issued its order on remand, addressing the issues briefed by the parties. The FERC held that Transco's "firm-to-the-wellhead" proposal would abrogate shipper contracts in a manner not authorized by those contracts, and therefore rejected the proposal. As a result, Transco's current production area rate design and service structure remains in effect. Transco and other parties each filed a request for rehearing of the FERC's order, and on July 27, 2001, the FERC denied those requests. Several parties, including Transco, have filed petitions for review in the D.C. Circuit Court of the FERC's May 31 and July 27, 2001 orders.

      Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 2001 of the facilities was approximately $416 million. An operating loss recorded by Transco for the year ended December 31, 2001 associated with the facilities was approximately $8 million; however, such operating loss may not be representative of the effects of the spin-down on Transco's future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. An appeal of the order denying rehearing was filed on July 26, 2001.

     In addition, Transco has filed with the FERC the four applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

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

      North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32-000 and CP01-34-000) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At December 31, 2001, the net book value of the facilities remaining to be spun down in this proceeding was approximately $73.4 million including the Williams purchase price allocation to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

     North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103-000 and CP01-104-000) In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On August 24, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the requests to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to show cause why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing.

      Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368-000 and CP01-369-000) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On August 31, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On October 1, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the request to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to show cause why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing.

      The net book value, at the application date, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65.2 million including the Williams purchase price allocation to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

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

      On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco's tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a "penalty" that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco's customers jointly filed for rehearing of the FERC's October 30 order. On December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC's October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, certain customers filed an appeal of the FERC's October 30 and May 30 orders with the D.C. Circuit Court. Transco's December 29, 2000 compliance filing is pending before the FERC. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation to reflect the regulatory approval to recover the cost of gas required for operations in prior periods.

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

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco's petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management's estimate of the effect of this ruling. Transco plans to request rehearing of the court's decision.

      In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS' claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP's motion finding that at least a portion of FMP's payment to the MMS was subject to indemnification. Transco appealed the court's ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is now scheduled to begin in December 2002. FMP's claim, including interest calculated through December 31, 2001 is $ 9.6 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. Transco filed an answer to the lawsuit denying liability for Mobil's claim. The lawsuit is in the pretrial discovery phase.

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints were filed by various defendants, including Williams. In May 2001, the Court denied the pending motions.

      On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities are pursuing dispositive motions and contesting class certification. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants.

Environmental Matters

     In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (EPA), intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ offered to discuss settlement of the claim and discussions began in September 1999 and continued into 2001. Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs. In December 2001, Transco agreed to settle this matter by signing a Consent Decree which will be filed for U.S. District Court approval. The Consent Decree provides for a civil penalty of $1.4 million, which was accrued by Transco in 2001.

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $32 million to $35 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2001, Transco had a reserve of approximately $32 million for these estimated costs that has been recorded in current liabilities ($5 million) and other long-term liabilities ($27 million) in the accompanying Consolidated Balance Sheet.

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

     Transco has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $32 million to $35 million range discussed above.

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

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that during 2002 the EPA may designate additional new non-attainment areas which might impact Transco's operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and recently proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In addition, the Texas Natural Resources Conservation Commission (TNRCC) has issued regulations regarding emissions in the Houston/Galveston and Beaumont/Port Arthur areas of Texas. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the TNRCC regulations and the individual state implementation plans for NOx reductions are estimated to cost in the range of $180 million to $200 million. These costs may be incurred over the next four years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2002 which impact Transco's operations, the cost of additions to property, plant and equipment is expected to increase. Transco is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants in 2002, which impose controls in addition to the controls described above. Transco at this time cannot predict with any certainty the exact cost associated with the installation of those controls. Transco considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Other Commitments

     Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $121 million at December 31, 2001 of which the majority relates to construction materials for pipeline expansion projects.

4. DEBT, FINANCING ARRANGEMENTS AND LEASES

     Long-term debt At December 31, 2001 and 2000, long-term debt issues were outstanding as follows (in thousands):

	2001	2000

Debentures:
7.08% due 2026	$ 7,500	$ 200,000
7.25% due 2026	200,000	200,000

Total debentures	207,500	400,000

Notes:
8-7/8% due 2002	125,000	125,000
Variable rate due 2002	150,000	150,000
6-1/8% due 2005	200,000	200,000
6-1/4% due 2008	100,000	100,000
7% due 2011	300,000	-

Total notes	875,000	575,000

Total long-term debt issues	1,082,500	975,000
Unamortized debt premium and discount	(1,450)	(150)
Current maturities	(283,056)	(200,000)

Total long-term debt, less current maturities	$ 797,994	$ 774,850

Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 2001 are as follows (in thousands):

2002:
7.08% Debentures	$ 7,500
8-7/8% Note	125,000
Variable rate Note	150,000

Total	$ 282,500

2005:
6-1/8% Note	$ 200,000

      There are no sinking fund requirements applicable to long-term debt outstanding for the years 2003, 2004 and 2006.

     No property is pledged as collateral under any of the long-term debt issues.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of December 31, 2001, Transco had no outstanding borrowings under this agreement.

     In August 2001, Transco issued $300 million of Series A notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2002, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the notes are being used to fund capital expenditures and for general corporate purposes.

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

     Restrictive covenants At December 31, 2001, none of Transco's debt instruments restrict the amount of dividends distributable.

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

     The future minimum lease payments under Transco's various operating leases, including the Williams Tower sublease, net of future minimum sublease receipts under Transco's existing sublease agreements through March 29, 2003, are as follows (in thousands):

	Operating Leases

	Williams Tower	Other Leases	Total

2002	$ 21,461	$ 3,088	$ 24,549
2003	5,363	2,606	7,969
2004	-	2,509	2,509
2005	-	2,509	2,509
2006	-	2,045	2,045
Thereafter	-	325	325

Total net minimum obligations	$ 26,824	$ 13,082	$ 39,906

     The allocation of the Williams purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Williams Tower lease obligation was in excess of fair value. The liability is being amortized over the term of the lease. At December 31, 2001, the unamortized portion of the liability was $8.6 million.

     Transco's lease expense was $15.2 million in 2001, $18.1 million in 2000, and $19.3 million in 1999.

5. EMPLOYEE BENEFIT PLANS

     Pension plan Transco participates in a non-contributory defined-benefit pension plan with Williams and its subsidiaries that provides pension benefits for retired employees of Transco. Cash contributions related to Transco's participation in the plan totaled $13.1 million in 2001, $7.2 million in 2000 and $7.6 million in 1999.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 2001 and 2000 are $6.9 million and $6.9 million and are expected to be recovered through future rates over the average remaining service period for active employees.

      Postretirement benefits other than pensions Transco participates in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for retired employees of Transco that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases. Cash contributions totaled $10.4 million in 2001, $10.3 million in 2000 and $11.1 million in 1999. Although the actuarially determined cash contributions for each of the three years were comparable, the timing of the actual contributions caused a variance between the years 2000 and 1999. Transco recovers the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are collected or refunded through future rate adjustments.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 2001 and 2000 are $32.1 million and $41.8 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

     Defined-contribution plan Transco employees participate in a Williams defined-contribution plan. Compensation expense of $5.8 million, $4.6 million and $4.7 million was recognized by Transco in 2001, 2000 and 1999, respectively.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APBO No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Transco beginning with 1997 employee stock-based awards, was $131.4 million, $188.3 million and $157.7 million for 2001, 2000 and 1999, respectively. Reported net income was $132.6 million, $191.8 million and $161.2 million for 2001, 2000 and 1999, respectively. Pro forma amounts for 2001 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2001. Pro forma amounts for 2000 include compensation expense from certain awards made in 1999 and the total compensation expense from awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from awards made in 1998, and the total compensation expense from certain awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

      The following table provides Transco employees' stock option activity related to Williams common stock for 2001, 2000 and 1999 (options in thousands):

	2001		2000		1999

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - beginning of year	2,514	$ 26.76	2,301	$ 23.38	2,055	$ 19.46
Granted	465	37.92	353	45.87	426	39.45
Exercised	(142)	17.03	(214)	20.37	(176)	17.27
Forfeited/expired	(64)	37.41	(13)	44.00	(9)	41.46
Employee transfers, net	91	-	87	-	5	-
Adjustment for WCG spinoff (1)	262	-	-	-	-	-

Outstanding - end of year	3,126	$ 26.32	2,514	$ 26.76	2,301	$ 23.38

Exercisable at year end	2,539	$ 24.34	2,389	$ 26.20	2,176	$ 22.56

     (1) Effective with the spinoff of Williams Communications Group (WCG) on April 23, 2001, by Williams, the number of unexercised Williams stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spinoff.

     The following summary provides information about Williams stock options that are outstanding and exercisable by Transco employees at December 31, 2001 (options in thousands):

	Stock Options Outstanding			Stock Options Exercisable

			Weighted Average Remaining Contractual Life Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Range of Exercise Prices	Options			Options

$3.33 to $25.13	1,523	$ 16.19	4.6	1,523	$ 16.19
$26.79 to $45.33	1,603	$ 35.94	8.0	1,016	$ 36.56

Total	3,126	$26.32	6.3	2,539	$24.34

     The weighted average fair value at the date of grant of options for Williams common stock granted during 2001, 2000 and 1999 was $10.93, $15.44 and $11.90, respectively. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 35 percent in 2001, 31 percent in 2000 and 28 percent in 1999; risk-free interest rate of 4.8 percent in 2001, 6.5 percent in 2000 and 5.6 percent in 1999; and a dividend yield of 1.9 percent in 2001, 1.5 percent in 2000 and 1.5 percent in 1999.

6. INCOME TAXES

     Following is a summary of the provision for income taxes for 2001, 2000 and 1999 (in thousands):
	2001	2000	1999

Federal:
Current	$ 46,470	$ 86,765	$ 30,162
Deferred	26,336	14,603	57,299

	72,806	101,368	87,461
State and municipal:
Current	6,280	12,590	4,041
Deferred	3,164	1,848	7,418

	9,444	14,438	11,459

Provision for income taxes	$ 82,250	$ 115,806	$ 98,920

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):
	2001	2000	1999

Taxes computed by applying the federal statutory rate	$ 75,189	$ 107,663	$ 91,037
State and municipal income taxes	6,140	9,385	7,449
Other, net	921	(1,242)	434

Provision for income taxes	$ 82,250	$ 115,806	$ 98,920

     Significant components of deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):
	2001	2000

Deferred tax liabilities

Property, plant and equipment	$ 930,093	$ 889,042
Deferred charges	22,490	20,392
Other	7,933	4,025

Total deferred tax liabilities	960,516	913,459

Deferred tax assets

Estimated rate refund liability	23,793	12,474
Accrued payroll and benefits	13,925	15,479
Other accrued liabilities	18,355	5,031
Deferred state income taxes - noncurrent liabilities	36,452	34,545
Other noncurrent liabilities	-	8,338
Other	12,825	9,717

Total deferred tax assets	105,350	85,584

Net deferred tax liabilities	$ 855,166	$ 827,875

7. FINANCIAL INSTRUMENTS

     Fair value of financial instruments The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 2001 and 2000 are as follows (in thousands):
	Carrying Amount		Fair Value

	2001	2000	2001	2000

Financial assets:
Cash and short-term financial assets	$ 356,577	$ 554,395	$ 356,577	$ 554,395
Long-term financial assets	20,679	20,679	20,679	20,679
Financial liabilities:
Short-term financial liabilities	7,970	4,662	7,970	4,662
Long-term debt	1,081,050	974,850	1,081,740	959,007

     For cash and short-term financial assets (advances to affiliates and receivable from TGPL Enterprises, Inc.) and short-term financial liabilities (advances from affiliates), at variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate.

     For Transco's publicly traded long-term debt, estimated fair value is based on quoted market prices at year-end. For Transco's private debt, which are all at variable interest rates, estimated fair value is equivalent to the carrying amount.

      Credit and market risk Transco, through a wholly-owned bankruptcy remote subsidiary, sells certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Transco acts as the servicing agent for sold receivables and receives a servicing fee approximating the fair value of such services. At December 31, 2001, approximately $96 million of accounts receivable that would otherwise be Transco's receivables were sold to the SPE in exchange for $64 million in cash and a $32 million subordinated retained interest in the accounts receivable sold to the SPE. In 2000, Transco sold accounts receivable to the special purpose entity under a similar structure. For 2001 and 2000, Transco received cash from the SPE of approximately $1,661 million and $1,820 million, respectively. The sales of these receivables resulted in a charge to results of operations of approximately $5 million and $9 million in 2001 and 2000, respectively. The retained interest in accounts receivable sold to the SPE is subject to credit risk to the extent that these receivables are not collected.

      As of December 31, 2001 and 2000, Transco had trade receivables of $16 million and $25 million, respectively. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     Major customers Operating revenues received from WEM&T, an affiliate, Public Service Electric and Gas Company and Consolidated Edison Company of New York, Inc., the three major customers of Transco, were $170.0 million, $133.8 million and $101.4 million in 2001, $101.9 million, $172.3 million and $174.4 million in 2000 and $88.7 million, $131.3 million and $117.2 million in 1999, respectively.

      Affiliates Included in Transco's operating revenues for 2001, 2000, and 1999 are revenues received from affiliates of $170.6 million, $113.0 million and $109.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

      Through an agency agreement with Transco, WEM&T manages Transco's jurisdictional merchant gas sales. For the years ended December 31, 2001, 2000, and 1999, included in Transco's cost of sales is $27.2 million, $19.0 million and $29.5 million, respectively, representing agency fees billed to Transco by WEM&T under the agency agreement.

      Included in Transco's cost of sales for 2001, 2000, and 1999 is purchased gas cost from affiliates of $427.5 million, $735.0 million and $415.9 million, respectively. All gas purchases are made at market or contract prices.

      Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco's estimated purchase commitments under such gas purchase contracts are not material to Transco's total gas purchases. Furthermore, through the agency agreement with Transco, WEM&T has assumed management of Transco's merchant sales service and, as Transco's agent, is at risk for any above-spot-market gas costs that it may incur.

     Also included in Transco's cost of transportation is transportation expense of $4.8 million in 2001, $4.2 million in 2000, and $4.0 million in 1999 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), an affiliate of Transco. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for 2001, 2000, and 1999 were $32.7 million, $21.6 million and $18.0 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

      Transco has an operating agreement with Williams Field Services (WFS) whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 2001, 2000, and 1999, are $37.2 million, $28.6 million, and $32.0 million, respectively, charged by WFS to operate Transco's gas gathering facilities.

      In December 1999, Transco assigned its 100% equity interest in the Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer) to WGP. Transco billed WGP $0.8 million in 2000 and $13.1 million in 1999 for costs incurred on behalf of Buccaneer.

9. QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 2001 and 2000 (in thousands):
2001	First	Second (1)	Third	Fourth (2)

Operating revenues	$ 577,125	$ 321,856	$ 285,456	$ 296,571
Operating expenses	505,712	246,278	237,317	256,124

Operating income	71,413	75,578	48,139	40,447
Interest expense	18,793	14,914	16,668	38,369
Other (income) and deductions, net	(17,459)	(16,103)	(16,911)	(17,520)

Income before income taxes	70,079	76,767	48,382	19,598
Provision for income taxes	26,351	28,929	19,133	7,837

Net income	$ 43,728	$ 47,838	$ 29,249	$ 11,761

     (1) Includes a $15.1 million reduction in operating expenses to reflect the regulatory approval to recover prior years' gas costs in Transco's 1999 fuel tracker filing.

      (2) Includes an $18.3 million charge to operating expenses and a $19.1 million charge to interest expense resulting from an unfavorable court decision in Transco's royalty claims proceeding with Texaco, Inc.

2000	First	Second (3)	Third	Fourth

Operating revenues	$ 411,037	$ 513,246	$ 491,462	$ 600,491
Operating expenses	345,336	386,758	428,421	543,802

Operating income	65,701	126,488	63,041	56,689
Interest expense	25,230	11,553	20,738	19,350
Other (income) and deductions, net	(13,483)	(16,724)	(20,297)	(22,055)

Income before income taxes	53,954	131,659	62,600	59,394
Provision for income taxes	19,959	49,733	23,738	22,376

Net income	$ 33,995	$ 81,926	$ 38,862	$ 37,018

(3) Includes a $62.7 million increase to operating revenues and an $8.5 million reduction to interest expense resulting from an adjustment to the reserve for rate refund for general rate case Docket No. RP97-71.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

     Since Transco meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page
Reference to
2001 10-K
____________

A. Index

1. Financial Statements:

    Report of Independent Auditors - Ernst &Young LLP                                                                                                                                 26

     Consolidated Balance Sheet as of December 31, 2001 and 2000                                                                                                            27-28

    Consolidated Statement of Income for the Years Ended
    December 31, 2001, 2000 and 1999                                                                                                                                                           29

     Consolidated Statement of Common Stockholder's
     Equity for the Years Ended December 31, 2001, 2000 and 1999                                                                                                                30

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2001, 2000, and 1999                                                                                                                                         31-32

     Notes to Consolidated Financial Statements                                                                                                                                           33-57

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

(2) Plan of acquisition, reorganization arrangement, liquidation or succession

                                              - Stock Option Agreement dated as of December 12, 1994 by and between the Williams Companies, Inc., and Transco Energy Company.  (Exhibit 3 to Transco Energy Company Schedule 14D-9 Commission File
                                                Number 005-19963)

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

(4) Instruments defining the rights of security holders, including indentures

- 1 Indenture dated September 15, 1992 between Transco and the Bank of New York, as Trustee (Exhibit 4.2 to Transco Form 8-K dated September 17, 1992 Commission File Number 1-7584)

- 2 Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

- 3 Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

- 4 Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

- 5 Registration Rights Agreement dated August 27, 2001 between Transco and UBS Warburg LLC and other parties listed therein, as Initial Purchasers (Exhibit 4.2 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

 (10) Material contracts

- 1 Transco Energy Company Tran$tock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

- 2 Lease Agreement, dated October 5, 1981, between Transco and Post Oak/Alabama, a Texas partnership (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

- 3 Credit Agreement dated as of July 25, 2000 among The Williams Companies, Inc., and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q filed August, 11, 2000, Commission File Number 1-4174)

- 4 Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4(gg) to The Williams Companies, Inc. Form 10-K for 2000 Commission File Number 1-4174)

                                                             -5 Second Amendment to Credit Agreement dated as of February 7, 2002, among the Williams
                                                             Companies, Inc. and certain of its subsidiaries, including Transco, the banks named therein and
                                                             Citibank, N.A., as agent (Exhibit 10(c) to The Williams Companies, Inc. Form 10-K for 2001
                                                             Commission File Number 1-4714)

-6 Purchase Agreement dated August 22, 2001 between Transco and the parties listed therein (Exhibit 10.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

(21) Subsidiaries of the registrant

(23) Consent of Independent Auditors

(24) Power of attorney with certified resolution

4. Reports on Form 8-K:

     None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2002.

                                                              TRANSCONTINENTAL GAS PIPE
                                                                  LINE CORPORATION
                                                                             (Registrant)

By:	/s/ JAMES C. BOURNE

James C. Bourne
Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 7th day of March, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                                       Title

/s/ KEITH E. BAILEY *                          Chairman of the Board
Keith E. Bailey

/s/ J. DOUGLAS WHISENANT *          Director, President and Chief Executive Officer
J. Douglas Whisenant                                (Principal Executive Officer)

/s/ GARY D. LAUDERDALE*                Director
Gary D. Lauderdale

/s/ NICK A. BACILE *                           Vice President (Principal Financial
Nick A. Bacile Officer)

/s/ JAMES C. BOURNE *                      Controller (Principal Accounting Officer)
James C. Bourne

* By /s/ JAMES C. BOURNE
James C. Bourne
Attorney-in-fact