Form 10-Q
period 2002-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2002-05-09
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, par value $1.00 per share, outstanding as of March 31, 2002 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

            Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 2001 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at March 31, 2002, and results of operations and cash flows for the three months ended March 31, 2002 and 2001.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2001 Annual Report on Form 10-K.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Thousands of Dollars) (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS

Current Assets:
Cash	$ 444	$ 472
Receivables:
Affiliates	15,569	79,209
Advances to affiliates	424,621	324,073
Other	59,197	66,214
Transportation and exchange gas receivables	17,569	15,353
Inventories	114,221	115,447
Deferred income taxes	70,067	55,073
Other	20,869	19,241

Total current assets	722,557	675,082

Long-term advances to affiliates	20,679	20,679

Investments, at cost plus equity in undistributed earnings	62,053	62,228

Property, Plant and Equipment:
Natural gas transmission plant	5,246,714	5,170,692
Less - Accumulated depreciation and amortization	1,174,061	1,136,126

Total property, plant and equipment, net	4,072,653	4,034,566

Other Assets	184,365	180,430

	$ 5,062,307	$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Continued) (Thousands of Dollars) (Unaudited)
	March 31, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Payables:
Affiliates	$ 30,314	$ 44,030
Advances from affiliates	6,459	7,970
Other	88,121	89,393
Transportation and exchange gas payables:
Affiliates	-	176
Others	9,187	10,690
Accrued liabilities	171,550	146,752
Reserve for rate refunds	100,320	60,681
Current maturities of long-term debt	282,863	283,056

Total current liabilities	688,814	642,748

Long-Term Debt (Note 4)	798,063	797,994

Other Long-Term Liabilities:
Deferred income taxes	908,320	910,239
Other	105,935	100,064

Total other long-term liabilities	1,014,255	1,010,303

Commitments and contingencies (Note 3)

Common Stockholder's Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	-	-
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	909,128	870,082
Accumulated other comprehensive loss	(383)	(572)

Total common stockholder's equity	2,561,175	2,521,940

	$ 5,062,307	$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Operating Revenues:
Natural gas sales	$ 87,471	$ 360,664
Natural gas transportation	174,525	178,967
Natural gas storage	35,432	35,789
Other	2,904	1,705

Total operating revenues	300,332	577,125

Operating Costs and Expenses:
Cost of natural gas sales	87,471	360,664
Cost of natural gas transportation	9,245	14,127
Operation and maintenance	43,814	44,958
Administrative and general	32,083	31,740
Depreciation and amortization	46,028	42,791
Taxes - other than income taxes	11,173	10,618
Other	1,133	814

Total operating costs and expenses	230,947	505,712

Operating Income	69,385	71,413

Other (Income) and Other Deductions:
Interest expense	20,666	18,793
Interest income - affiliates	(2,750)	(7,296)
Allowance for equity and borrowed funds used during construction (AFUDC)	(6,314)	(5,392)
Equity in earnings of unconsolidated affiliates	(1,951)	(2,172)
Miscellaneous other (income) deductions, net	(3,875)	(2,599)

Total other (income) and other deductions	5,776	1,334

Income before Income Taxes	63,609	70,079

Provision for Income Taxes	24,562	26,351

Net Income	$ 39,047	$ 43,728

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)
	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$ 39,047	$ 43,728
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	46,761	44,047
Deferred income taxes	(17,030)	15,476
Allowance for equity funds used during construction (Equity AFUDC)	(4,686)	(3,981)
Changes in operating assets and liabilities:
Receivables	70,660	70,417
Transportation and exchange gas receivables	(2,216)	(3,793)
Inventories	1,226	(45,018)
Payables	(6,977)	(64,609)
Transportation and exchange gas payables	(1,679)	689
Accrued liabilities	24,788	(41,261)
Reserve for rate refunds	39,639	(23,410)
Other, net	772	(6,554)

Net cash provided by (used in) operating activities	190,305	(14,269)

Cash flows from financing activities:
Debt issue costs	(101)	-
Advances from affiliate, net	(1,511)	766

Net cash provided by (used in) financing activities	(1,612)	766

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(79,839)	(61,988)
Changes in accounts payable	(8,011)	(4,525)
Advances to affiliates, net	(100,548)	78,302
Investments in affiliates, net	-	(365)
Other, net	(323)	2,228

Net cash provided by (used in) investing activities	(188,721)	13,652

Net increase (decrease) in cash	(28)	149
Cash at beginning of period	472	531

Cash at end of period	$ 444	$ 680

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$ 24,690	$ 24,599
Income taxes paid	14,724	34,349

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2001 Annual Report on Form 10-K.

     Through an agency agreement, Williams Energy Marketing & Trading Company (WEM&T), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

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

     Comprehensive income for the three months ended March 31, 2002 and 2001, respectively, are as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$ 39,047	$ 43,728
Equity interest in unrealized gain (loss) on interest rate hedge	189	(515)

Total comprehensive income	$ 39,236	$ 43,213

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Transco applied the new rules beginning January 1, 2002. Because Transco has no goodwill and intangible assets are amortized at rates approved by the Federal Energy Regulatory Commission (FERC) through regulatory proceedings, the adoption of these standards did not have a material effect on Transco's results of operations and financial position.

     Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

3. CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K other than as described below.

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

     On March 28, 2001, the FERC issued an order accepting and suspending Transco's March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing. On August 31, 2001, Transco filed a motion to place the rates into effect on September 1, 2001, in accordance with the FERC's March 28, 2001 order. On September 27, 2001, the FERC accepted that filing, subject to certain conditions, including the condition that Transco file tariff sheets regarding the elimination of costs associated with facilities that the FERC had approved for abandonment in various spindown proceedings in Transco's Docket Nos. CP01-34, CP01-103 and CP01-368. On October 9, 2001, Transco filed a request for rehearing of that condition, and on November 6, 2001, the FERC granted Transco an extension of time to comply with the condition until 30 days after the FERC acts on Transco's request for rehearing of the September 27, 2001 order.

     On December 19, 2001, the FERC issued an order on rehearing of its September 27, 2001 order. In the December 19 order, the FERC granted rehearing of the requirement that Transco adjust its rates to eliminate costs related to the facilities that have not yet been abandoned and transferred, but denied rehearing of that requirement with respect to certain facilities that were abandoned and transferred effective December 1, 2001 since Transco no longer owns those facilities and the facilities are no longer used by Transco to provide jurisdictional service. As to the facilities that have not yet been abandoned and transferred, the FERC issued orders in Docket Nos. CP01-34, CP01-103 and CP01-368 directing Transco to "show cause" why it should not be required to file revised rates reflecting the removal of the costs associated with those facilities effective with the date the facilities are abandoned and transferred. As to the facilities that were abandoned and transferred effective December 1, 2001, the FERC directed that Transco file revised tariff sheets to be effective December 1, 2001, reflecting the removal of the costs of the facilities that were abandoned and transferred. Various appeals of the rate and gathering determination decisions in Docket Nos. CP01-34, CP01-103 and CP01-368 were filed by interested parties in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).

     On January 18, 2002, Transco filed answers to the "show cause" orders in Docket Nos. CP01-34, CP01-103 and CP01-368, stating that it should not be required to adjust its rates upon abandonment and transfer of the facilities but that the rate effects should be addressed in the next general rate case following any abandonment and transfer of the facilities. On January 18, 2002, Transco also filed a request for rehearing of the December 19, 2001 order with respect to the facilities that were abandoned and transferred effective December 1, 2001, stating that it should not be required to adjust its rates effective December 1, 2001, and that the rate effects of that abandonment and transfer should be addressed in Transco's next general rate case. Subject to that request for rehearing, Transco filed on January 18, 2002 a compliance filing to adjust its rates, effective December 1, 2001, to reflect the removal of the costs of the facilities that were abandoned and transferred. On February 28, 2002, the FERC issued an order on Transco's January 18, 2002 filing, which consolidates the issues concerning whether Transco's filing complies with the directive of the December 19, 2001 order with the hearing established in this general rate case proceeding, and accepts the January 18, 2002 filing effective December 1, 2001, subject to refund, the outcome of rehearing of the December 19, 2001 order and the outcome of the hearing in Docket No. RP01-245.

     On April 12, 2002, Transco filed a Stipulation and Agreement (Settlement) for approval by the FERC, which resolves all cost of service, throughput and throughput mix issues, with the exception of one cost of service issue related to the valuation of certain right-of-way access, the resolution of which is to be applied prospectively. The Settlement also contains provisions that resolve various cost allocation, tariff and other matters, including provisions to resolve all issues related to Transco's January 18, 2002 compliance filing to adjust Transco's rates effective December 1, 2001 to reflect the removal of the cost of facilities that were abandoned and transferred, the requests for rehearing of the FERC's December 19, 2001 order requiring that filing, the "show cause" requirement in the FERC's December 19, 2001 orders in Docket Nos. CP01-34, CP01-103 and CP01-368, and certain other proceedings that were consolidated with or made subject to the outcome of the proceedings in Docket No. RP01-245. Issues not resolved by the Settlement will be the subject of litigation or further settlement. Initial comments on the Settlement have been filed with the FERC and reply comments are due on May 13, 2002. Transco has provided a reserve for rate refunds which it believes is adequate for any refunds that may be required.

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

     A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the Administrative Law Judge (ALJ) issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act of 1938 (NGA) and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the D.C. Circuit Court of the FERC's April 16, 1999, March 28, 2001 and June 13, 2001 orders. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. On October 12, 2001 the FERC issued an order on the ALJ's April 4, 2000 initial decision which generally upholds the decision, with the exception of the ALJ's approval of a change in the allocation of costs to a Transco storage service and the ALJ's decision to phase the roll-in of the costs of the incremental projects into Transco's system rates. The FERC determined that Transco must retain its existing method of allocating costs to the storage service, and that it is not necessary to phase the roll-in of the costs. On November 13, 2001, Transco and certain other parties each filed requests for rehearing of the FERC's October 12, 2001 order. On April 1, 2002, the FERC issued an order denying the requests for rehearing of the FERC's October 12, 2001 order. Pursuant to the terms of the settlement in this proceeding, the resolution of the roll-in issue will be effective prospectively after a final FERC order no longer subject to rehearing.

     Notice of Proposed Rulemaking (Docket No. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Transco and its natural gas marketing affiliates. If adopted, these new standards would require the adoption of new compliance measures by Transco. On April 25, 2002, the FERC announced its intention to convene a public conference to discuss issues raised in the NOPR.

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

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco's petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management's estimate of the effect of this ruling. Transco has requested rehearing of the court's decision. In response to the court's request, Texaco filed a response on April 25, 2002.

     On June 8, 2001, 14 Williams entities were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the 14 Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss under Rules 9b and 12b of the Kansas Rules of Civil Procedure. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. The court has not yet ruled on these motions. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

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

Other Commitments

     Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $176 million at March 31, 2002 of which the majority relates to construction materials for pipeline expansion projects.

4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As of March 31, 2002, Transco had no outstanding borrowings under this agreement.

Current Maturities of Long-term Debt

     The $283 million of current maturities of long-term debt consists of $125 million of 8 7/8% Notes that mature on September 15, 2002, $150 million of variable rate notes that mature on July 31, 2002 and $7.5 million of 7.08% Debentures that mature on July 15, 2026, but which Transco intends to redeem within the next twelve months.

Sale of Receivables

     Transco, through a wholly-owned bankruptcy remote subsidiary, sells certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Transco acts as the servicing agent for sold receivables and receives a servicing fee approximating the fair value of such services.

ITEM 2. Management's Narrative Analysis of Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2001 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Net Income and Operating Income

     Transco's net income for the three months ended March 31, 2002 was $39.0 million compared to net income of $43.7 million for the three months ended March 31, 2001. Operating income for the three months ended March 31, 2002 was $69.4 million compared to $71.4 million for the three months ended March 31, 2001. The lower operating income of $2.0 million was primarily the result of lower gas transportation revenues, and higher depreciation and amortization expense, partially offset by lower cost of natural gas transportation and lower operation and maintenance expense, as discussed below. The decrease in net income of $4.7 million was attributable to the decreased operating income, decreased interest income due primarily to lower interest rates and increased interest expense due to litigation interest and greater long-term debt, partially offset by a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

Transportation Revenues

     Transco's operating revenues related to its transportation services for the three months ended March 31, 2002 were $174.5 million, compared to $179.0 million for the three months ended March 31, 2001. The lower transportation revenues of $4.5 million were primarily due to lower fuel costs billed to customers and a decrease in commodity revenues, partially offset by an increase in demand revenues primarily due to the effects of Transco's general rate case Docket No RP01-245, which was effective September 1, 2001.

     As shown in the table below, Transco's total market-area deliveries for the three months ended March 31, 2002 increased 3.1 trillion British Thermal Units (TBtu) (0.8%) when compared to the same period in 2001. This is primarily the result of lower natural gas prices. Transco's production area deliveries for the three months ended March 31, 2002 increased 1.4 TBtu (4.5%) when compared to the same period in 2001. This is primarily due to increased liquefiables transportation resulting from the effects of lower natural gas prices on the level of natural gas liquids processing activity.

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

	Three Months Ended March 31,

Transco System Deliveries (TBtu)	2002	2001

Market-area deliveries:
Long-haul transportation	206.7	223.1
Market-area transportation	209.6	190.1

Total market-area deliveries	416.3	413.2
Production-area transportation	32.8	31.4

Total system deliveries	449.1	444.6

Average Daily Transportation Volumes (TBtu)	5.0	4.9
Average Daily Firm Reserved Capacity (TBtu)	6.1	5.9

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

     Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, were $87 million for the three months ended March 31, 2002, compared to $361 million for the same period in 2001. The decrease was primarily due to a lower average sales price of $2.36 per dekatherm (Dt) for the three months ending March 31, 2002, versus $7.12 per Dt for the same period of 2001 and a lower volume of merchant sales, partially offset by higher cash out sales volumes related to the monthly settlement of imbalances.

	Three Months Ended March 31,

Gas Sales Volumes (TBtu)	2002	2001

Long-term sales	12.0	37.8
Short-term sales	10.3	8.2

Total gas sales	22.3	46.0

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

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $87 million for the three months ended March 31, 2002 and $361 million for the comparable period in 2001, Transco's operating expenses for the three months ended March 31, 2002, were approximately $1.6 million lower than the comparable period in 2001. This decrease was primarily attributable to the lower cost of natural gas transportation and lower operation and maintenance expense, partially offset by higher depreciation and amortization expense. The lower cost of natural gas transportation was primarily due to lower fuel expense and lower transportation expense charged to Transco by others. The lower operations and maintenance expense is primarily due to lower telecommunication, labor and professional services expense. The higher depreciation and amortization was due primarily to plant and property additions.

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

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2002, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At March 31, 2002, Transco had no outstanding borrowings under the Credit Agreement.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At March 31, 2002, the advances due Transco by WGP totaled $445.3 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.

Capital Expenditures

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the three months ended March 31, 2002 were $87.9 million, compared to $66.9 million for the three months ended March 31, 2001.
	Three Months
	Ended March 31,

Capital Expenditures and Investments in Affiliates	2002	2001

	(In Millions)

Market-area projects	$ 25.1	$ 15.2
Supply-area projects	1.8	3.6
Maintenance of existing facilities and other projects	61.0	47.7
Investment in affiliates	-	0.4

Total capital expenditures and investments in affiliates	$ 87.9	$ 66.9

     Transco's capital expenditures estimate for 2002 and future capital projects are discussed in its 2001 Annual Report on Form 10-K. The following describes significant developments related to those projects and any new projects proposed by Transco.

     Sundance Expansion Project On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion project, which will create approximately 228 MMcf/d of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. On March 29, 2001, the FERC issued an order authorizing Transco to construct and operate the project, and Transco accepted the order on April 6, 2001. Approximately 38 miles of new pipeline loop along the existing mainline system was installed along with approximately 41,225 horsepower of new compression and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has an estimated cost of approximately $134 million and was placed in service on May 1, 2002.

     MarketLink Expansion Project On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. Phase 1 of the project, providing approximately 160 MMcf/d of additional firm transportation service, was placed into service on December 19, 2001. Phase 2 of the project will consist of 126 MMcf/d of additional firm service. Construction began in March 2002 with an expected in-service date of November 1, 2002.

     Leidy East Project Transco filed an application with the FERC on June 19, 2001 to construct and operate the Leidy East project, which will provide an additional 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. Project facilities include approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. On October 24, 2001, the FERC issued an order approving the project and Transco accepted the order on November 9, 2001. Construction began in March 2002. The proposed in-service date for the project is November 1, 2002. The capital cost of the project is estimated to be approximately $98 million.

     Trenton-Woodbury Expansion Project Transco held an open season in February 2001 for an expansion of the Trenton-Woodbury Line, which runs from Transco's mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco's mainline near Station 205. As a result of the open season, binding precedent agreements have been executed with two shippers for a total of 49 MMcf/d of incremental firm transportation capacity to the shippers' respective delivery points on the Trenton-Woodbury Line. Transco filed an application for FERC approval of the project on May 6, 2002. The target in-service date for the project is November 1, 2003. The project will require approximately 7 miles of pipeline looping at a capital cost of approximately $20 million.

Other Capital Requirements and Contingencies

     Transco's capital requirements and contingencies are discussed in its 2001 Annual Report on Form 10-K. Other than as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

                                                                                                         TRANSCONTINENTAL GAS PIPE LINE
                                                                                                         CORPORATION (Registrant)

   Dated: May 9, 2002                                                                         By /s/ James C. Bourne

                                                                                                           James C. Bourne
                                                                                                           Controller
                                                                                                           (Principal Accounting Officer)