Form 10-Q
period 2002-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2002-08-14
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 2002 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

           Company or Group of Companies for Which Report Is Filed:

Transcontinental Gas Pipe Line Corporation and Subsidiaries (Transco)

     The accompanying interim condensed consolidated financial statements of Transco do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Transco's 2001 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at June 30, 2002, and results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Thousands of Dollars) (Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash	$ 646	$ 472
Receivables:
Affiliates	5,451	79,209
Advances to affiliates	438,961	324,073
Other	50,952	66,214
Transportation and exchange gas receivables	16,697	15,353
Inventories	103,815	115,447
Deferred income taxes	84,983	55,073
Other	22,395	19,241

Total current assets	723,900	675,082

Long-term advances to affiliates	20,679	20,679

Investments, at cost plus equity in undistributed earnings	48,879	62,228

Property, Plant and Equipment:
Natural gas transmission plant	5,383,368	5,170,692
Less-Accumulated depreciation and amortization	1,228,474	1,136,126

Total property, plant and equipment, net	4,154,894	4,034,566

Other Assets	179,948	180,430

	$ 5,128,300	$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Continued) (Thousands of Dollars) (Unaudited)

	June 30, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Payables:
Affiliates	$ 65,499	$ 44,030
Advances from affiliates	2,446	7,970
Other	74,859	89,393
Transportation and exchange gas payables:
Affiliates	-	176
Other	11,277	10,690
Accrued liabilities	144,667	146,752
Reserve for rate refunds	139,253	60,681
Current maturities of long-term debt	-	283,056

Total current liabilities	438,001	642,748

Long-Term Debt (Note 4)	1,080,799	797,994

Other Long-Term Liabilities:
Deferred income taxes	922,086	910,239
Other	89,494	100,064

Total other long-term liabilities	1,011,580	1,010,303

Contingent liabilities and commitments (Note 3)

Common Stockholder's Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	-	-
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	946,380	870,082
Accumulated other comprehensive loss	(890)	(572)

Total common stockholder's equity	2,597,920	2,521,940

	$ 5,128,300	$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended June 30,

	2002	2001

Operating Revenues:
Natural gas sales	$ 97,836	$ 123,066
Natural gas transportation	168,944	160,717
Natural gas storage	34,290	35,808
Other	8,810	2,265

Total operating revenues	309,880	321,856

Operating Costs and Expenses:
Cost of natural gas sales	97,836	123,066
Cost of natural gas transportation	7,373	(6,107)
Operation and maintenance	42,226	45,628
Administrative and general	38,791	29,944
Depreciation and amortization	49,526	42,695
Taxes - other than income taxes	10,336	10,358
Other	1,181	694

Total operating costs and expenses	247,269	246,278

Operating Income	62,611	75,578

Other (Income) and Other Deductions:
Interest expense	20,417	14,914
Interest income - affiliates	(2,856)	(5,252)
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,448)	(6,696)
Equity in earnings of unconsolidated affiliates	(1,947)	(2,002)
Impairment of investment in unconsolidated affiliate	12,275	-
Miscellaneous other (income) deductions, net	(16,779)	(2,153)

Total other (income) and other deductions	3,662	(1,189)

Income before Income Taxes	58,949	76,767

Provision for Income Taxes	21,698	28,929

Net Income	$ 37,251	$ 47,838

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating Revenues:
Natural gas sales	$ 185,307	$ 483,730
Natural gas transportation	343,469	339,684
Natural gas storage	69,722	71,597
Other	11,714	3,970

Total operating revenues	610,212	898,981

Operating Costs and Expenses:
Cost of natural gas sales	185,307	483,730
Cost of natural gas transportation	16,618	8,020
Operation and maintenance	86,040	90,586
Administrative and general	70,874	61,684
Depreciation and amortization	95,554	85,486
Taxes - other than income taxes	21,509	20,976
Other	2,314	1,508

Total operating costs and expenses	478,216	751,990

Operating Income	131,996	146,991

Other (Income) and Other Deductions:
Interest expense	41,083	33,707
Interest income - affiliates	(5,606)	(12,548)
Allowance for equity and borrowed funds used during construction (AFUDC)	(13,762)	(12,088)
Equity in earnings of unconsolidated affiliates	(3,898)	(4,174)
Impairment of investment in unconsolidated affiliate	12,275	-
Miscellaneous other (income) deductions, net	(20,654)	(4,752)

Total other deductions	9,438	145

Income before Income Taxes	122,558	146,846

Provision for Income Taxes	46,260	55,280

Net Income	$ 76,298	$ 91,566

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$ 76,298	$ 91,566
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	93,564	87,923
Deferred income taxes	(17,866)	12,216
Impairment of investment in unconsolidated affiliate	12,275	-
Allowance for equity funds used during construction (Equity AFUDC)	(10,192)	(8,983)
Changes in operating assets and liabilities:
Receivables	89,024	100,653
Transportation and exchange gas receivables	(1,344)	(2,140)
Inventories	11,631	(76,342)
Payables	15,281	(125,789)
Transportation and exchange gas payables	411	1,506
Accrued liabilities	(2,104)	(18,413)
Reserve for rate refunds	78,572	(23,363)
Other, net	(12,666)	(15,917)

Net cash provided by operating activities	332,884	22,917

Cash flows from financing activities:
Advances from affiliate, net	(5,523)	2,793
Debt issue costs	(101)	-

Net cash provided by (used in) financing activities	(5,624)	2,793

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(218,688)	(155,711)
Changes in accounts payable	(8,346)	(5,252)
Advances to affiliates, net	(114,888)	132,959
Investments in affiliates, net	(152)	(816)
Other, net	14,988	3,093

Net cash used in investing activities	(327,086)	(25,727)

Net increase (decrease) in cash	174	(17)
Cash at beginning of period	472	531

Cash at end of period	$ 646	$ 514

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (exclusive of amount capitalized)	$ 44,829	$ 32,511
Income taxes paid	23,090	58,267
Income tax refund	(426)	-

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q.

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

     Comprehensive income for the three months and six months ended June 30, 2002 and 2001, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$ 37,251	$ 47,838	$ 76,298	$ 91,566
Equity interest in unrealized income (loss) on interest rate hedge	(507)	414	(318)	(101)

Total comprehensive income	$ 36,744	$ 48,252	$ 75,980	$ 91,465

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Transco applied the new rules beginning January 1, 2002. Because Transco has no goodwill, and intangible assets are amortized at rates approved by the Federal Energy Regulatory Commission (FERC) through regulatory proceedings, there was no impairment upon adoption.

     In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. The amendments to SFAS No. 13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Transco's results of operations and financial position. Future gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

     In the second quarter of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Transco's results of operations and financial position is being evaluated.

     Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K or 2002 First Quarter Report on Form 10-Q other than as described below.

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

     On March 28, 2001, the FERC issued an order accepting and suspending Transco's March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing. On August 31, 2001, Transco filed a motion to place the rates into effect on September 1, 2001, in accordance with the FERC's March 28, 2001 order. On September 27, 2001, the FERC accepted that filing, subject to certain conditions, including the condition that Transco file tariff sheets regarding the elimination of costs associated with facilities that the FERC had approved for abandonment in various spin-down proceedings in Transco's Docket Nos. CP01-34, CP01-103 and CP01-368. On October 9, 2001, Transco filed a request for rehearing of that condition, and on November 6, 2001, the FERC granted Transco an extension of time to comply with the condition until 30 days after the FERC acts on Transco's request for rehearing of the September 27, 2001 order.

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

     On April 12, 2002, Transco filed a Stipulation and Agreement (Settlement) for approval by the FERC, which resolves all cost of service, throughput and throughput mix issues, with the exception of one cost of service issue related to the valuation of certain right-of-way access for the installation of a fiber optic system by a then Transco affiliate, the resolution of which is to be applied prospectively. The Settlement also contains provisions that resolve various cost allocation, tariff and other matters, including provisions to resolve all issues related to Transco's January 18, 2002 compliance filing to adjust Transco's rates effective December 1, 2001 to reflect the removal of the cost of facilities that were abandoned and transferred, the requests for rehearing of the FERC's December 19, 2001 order requiring that filing, the "show cause" requirement in the FERC's December 19, 2001 orders in Docket Nos. CP01-34, CP01-103 and CP01-368, and certain other proceedings that were consolidated with or made subject to the outcome of the proceedings in Docket No. RP01-245. Issues not resolved by the Settlement will be the subject of litigation or further settlement. Such issues include various cost allocation, rate design and tariff matters, and the cost of service issue described above. Pursuant to the terms of the Settlement, the resolution of those issues will be made effective prospectively, with the exception of the issue of whether the costs of Transco's Mobile Bay expansion project should be rolled into Transco's system rates or recovered from the Mobile Bay expansion shipper on an incremental basis. The parties have reserved the right to argue whether the resolution of the Mobile Bay issue should be made effective either prospectively or retroactive to September 1, 2001. Transco's rates effective September 1, 2001 are based on the roll-in of the costs of the Mobile Bay expansion project. Initial and reply comments on the Settlement were filed and on June 13, 2002, the Administrative Law Judge (ALJ) certified the Settlement to the FERC as an uncontested settlement. On July 23, 2002, the FERC issued an order approving the Settlement as in the public interest. The Settlement is expected to be effective October 1, 2002. Rate refunds required under the Settlement, including amounts to be collected during the third quarter of 2002, total approximately $140 million, including interest, and are expected to be made in November 2002. Transco previously provided a reserve for the refunds required for the period September 1, 2001 through June 30, 2002. As a result of the FERC's approval of the Settlement, Transco also expects to record revenues in the third quarter of 2002 of approximately $24 million and reduce its estimated reserve for rate refunds.

     Gathering facilities spin-down order (Docket Nos. CP96-206 and CP96-207) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). On September 25, 1996, the FERC issued an order dismissing Transco's application and Gas Processing's petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC's September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. An appeal (Case No. 01-1327) of the order denying rehearing was filed on July 26, 2001.

     In addition, Transco has pending before the FERC the three spin-down applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At December 31, 2001, the net book value of the facilities remaining to be spun down in this proceeding was approximately $73 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position. On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and Transco alleging concerted actions by these affiliates frustrating the FERC's regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. By order of the FERC the matter was heard before an ALJ in April, 2002. On June 4, 2002, the ALJ issued an initial decision finding that the affiliates acted in concert to frustrate the FERC's regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, WGP and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. The FERC has yet to act. With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer has filed a complaint with the FERC seeking the revocation of the FERC's spin-down approval. The transfer of these facilities has not been implemented.

     North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103 and CP01-104) In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On August 24, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the requests to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to "show cause" why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing. See the discussion of the "show cause" orders in general rate case (Docket No. RP01-245) above. Transco filed a petition for review of the July 25 and December 19, 2001 orders (Case No. 02-1074) on February 15, 2002 with the D.C. Circuit Court. This appeal was consolidated with Transco's appeal of the FERC's orders in CP96-206 and CP96-207, discussed above.

     Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368 and CP01-369) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On August 31, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On October 1, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the request to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to "show cause" why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing. See the discussion of the "show cause" orders in general rate case (Docket No. RP01-245) above. Transco filed a petition for review of the August 31 and December 19, 2001 orders (Case No. 02-1072) on February 15, 2002 with the D.C. Circuit Court. This appeal was consolidated with Transco's appeal of the FERC's orders in CP96-206 and CP96-207, discussed above.

     The net book value, at the application date, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

     South Texas Pipeline Facilities Abandonment Proceeding (Docket No. CP02-141) In April 2002, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's onshore South Texas facilities by conveyance to a non-affiliated third party intrastate entity. The application also requested that the FERC find that, upon abandonment and conveyance, these facilities would be considered non-jurisdictional intrastate facilities. Various parties have filed protests in the proceeding. The net book value, at the application date, of the South Texas Pipeline facilities included in this application was approximately $32 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position.

     Notice of Proposed Rulemaking (Docket No. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Transco and its natural gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Transco.

     Notice of Inquiry (Docket No. PL02-6-000) On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Transco has negotiated certain rates under the FERC's existing negotiated rate program.

     Notice of Proposed Rulemaking (Docket No. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30% of total capitalization. Williams' and Transco's current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

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

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys' fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney's fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco's rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco's petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management's estimate of the effect of this ruling. Transco filed a motion for rehearing which was denied, thereby concluding this matter. In May 2002, Transco paid Texaco the amount of the judgment and accrued interest.

Environmental Matters

     In July 1999, Transco received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (EPA), intended to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. The DOJ stated in the letter that its complaint would seek civil penalties and injunctive relief under federal environmental laws. The DOJ offered to discuss settlement of the claim and discussions began in September 1999 and continued into 2001. In December 2001, Transco agreed to settle this matter by signing a Consent Decree which was filed with the U.S. District Court (Southern District of Texas) for approval. The Consent Decree provided for a civil penalty of $1.4 million, which was accrued by Transco in 2001. On May 15, 2002, the U.S. District Court entered, without modification, the Consent Decree signed by Transco, the EPA and the DOJ. The penalty was paid by Transco in June 2002.

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

Other Commitments

     Commitments for construction Transco has commitments with vendors and contractors for construction and acquisition of property, plant and equipment of approximately $126 million at June 30, 2002 of which the majority relates to materials for pipeline construction projects.

4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Transco will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2002, $400 million of borrowing capacity was available to Transco. At June 30, 2002, Transco had no outstanding borrowings under this agreement.

     On July 3, 2002, Transco issued $325 million of notes (8.875% Notes), which pay interest at 8.875% per annum on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption at any time, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale of the 8.875% Notes are being used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that mature on September 15, 2002 and for general corporate purposes. With the issuance of the 8.875% Notes, the $150 million of variable rate notes and the $125 million of 8 7/8% Notes have been classified as long-term debt in Transco's Condensed Consolidated Balance Sheet at June 30, 2002.

Sale of Receivables

     Transco, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Transco acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program expired on July 25, 2002 and, by the end of August, Transco will complete the repurchase of approximately $50 million of trade accounts receivable previously sold.

5. IMPAIRMENTS AND DISPOSITIONS

Impairment of Investment

     In March 1997, as amended in December 1997, Independence Pipeline Company (Independence) filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. On July 12, 2000, the FERC issued an order granting the necessary certificate authorizations. On June 24, 2002, Independence filed a request with the FERC to vacate its certificate because it has been unable to obtain sufficient contracts to proceed with the project to meet the proposed November 2004 in service date. On July 19, 2002, FERC issued an order vacating Independence's certificate. As a result, Transco recorded a $12.3 million pre-tax charge to income for the quarter ended June 30, 2002, associated with the impairment of Transco's investment in Independence.

Disposition of Securities

     In April 2002, Williams sold securities that were received as a result of a mutual insurance company reorganization and associated with an annuity contract that was entered into by Transco to fund pension benefits of participants in a terminated pension plan. The disposition of the securities resulted in a gain of $11.0 million, which was recorded by Transco to miscellaneous other (income) deductions in the quarter ended June 30, 2002. Williams deposited the proceeds from the sale in the Williams pension plan as a cash contribution from Transco.

ITEM 2. Management's Narrative Analysis of Results of Operations.

Recent Events

     As a result of credit issues facing Williams and the assumption of payment obligations and performance on guarantees associated with Williams Communications Group, Inc. (WCG), a former affiliate of Williams, Williams announced plans during the first quarter of 2002 to strengthen its balance sheet and support retention of its investment grade ratings. The plan included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter.

     During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings still were maintained as investment grade for the balance of the quarter.

     Subsequent to the end of the second quarter, Williams announced that it would have a substantial net loss for the quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' credit ratings to below investment grade reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing $700 million credit agreement to a secured basis. These borrowing facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due immediately and payable. Williams believes that these financings and the proceeds received from recent asset sales have significantly improved Williams' liquidity for the balance of the year. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the second half of 2002.

     The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. In late July 2002, Williams' management decided to continue to reduce Williams' commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Transco customers. Transco cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Transco.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2001 Annual Report on Form 10-K and in Transco's 2002 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Net Income and Operating Income

     Transco's net income for the six months ended June 30, 2002 was $76.3 million compared to net income of $91.6 million for the six months ended June 30, 2001. Operating income for the six months ended June 30, 2002 was $132.0 million compared to $147.0 million for the six months ended June 30, 2001. The lower operating income of $15.0 million was primarily the result of increases in cost of natural gas transportation, administrative and general expenses, and depreciation and amortization expense, partially offset by higher transportation revenues and other revenues, as discussed below. The decrease in net income of $15.3 million was attributable to the decreased operating income, decreased interest income, increased interest expense, and a $12.3 million impairment of Transco's investment in Independence, partially offset by higher miscellaneous other income, as discussed below.

Transportation Revenues

     Transco's operating revenues related to its transportation services for the six months ended June 30, 2002 were $343.5 million, compared to $339.7 million for the six months ended June 30, 2001. The higher transportation revenues of $3.8 million were primarily due to increased demand revenues due to new expansion projects and the effects of Transco's general rate case (Docket No. RP01-245), which was effective September 1, 2001. This was partly offset by lower fuel costs billed to customers and a decrease in commodity revenues.

     As shown in the table below, Transco's total market-area deliveries for the six months ended June 30, 2002 increased 67.4 trillion British Thermal Units (TBtu) (9.4%) when compared to the same period in 2001. This is primarily the result of lower natural gas prices. Transco's production area deliveries for the six months ended June 30, 2002 decreased 13.7 TBtu (15.4%) when compared to the same period in 2001. This is primarily due to lower interruptible transportation, resulting from lower deliveries to other pipelines in the production area.

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

	Six months Ended June 30,

Transco System Deliveries (TBtu)	2002	2001

Market-area deliveries:
Long-haul transportation	404.1	398.6
Market-area transportation	377.3	315.4

Total market-area deliveries	781.4	714.0
Production-area transportation	75.4	89.1

Total system deliveries	856.8	803.1

Average Daily Transportation Volumes (TBtu)	4.7	4.4
Average Daily Firm Reserved Capacity (TBtu)	6.3	6.1

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

     Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, were $185 million for the six months ended June 30, 2002, compared to $484 million for the same period in 2001. The decrease was primarily due to a lower average sales price of $2.92 per dekatherm (Dt) for the six months ending June 30, 2002, versus $6.41 per Dt for the same period of 2001 and a lower volume of merchant sales.

	Six months Ended June 30,

Gas Sales Volumes (TBtu)	2002	2001

Long-term sales	21.5	47.0
Short-term sales	23.2	18.9

Total gas sales	44.7	65.9

     In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This gas inventory is expected to decrease in future periods as transportation imbalances that require cash out sales are settled. The decrease in Inventories from December 31, 2001 to June 30, 2002, as shown on the Condensed Consolidated Balance Sheet is due primarily to such settlements.

Other Revenues

     Other operating revenues were $11.7 million for the six months ended June 30, 2002, compared to $4.0 million for the same period in 2001. The increase was primarily due to environmental mitigation credits sales and services, the level of which is not anticipated to be recurring during the next 12 months.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $185 million for the six months ended June 30, 2002 and $484 million for the comparable period in 2001, Transco's operating expenses for the six months ended June 30, 2002, were approximately $25 million higher than the comparable period in 2001. This increase was primarily attributable to the higher cost of natural gas transportation, administrative and general expense, and depreciation and amortization expense. The higher cost of natural gas transportation was due to the effect in 2001 of a $15.1 million regulatory reserve reversal related to regulatory approval of the recovery of prior years' gas costs in Transco's 1999 fuel tracker filing, partially offset by lower fuel expense and lower transportation expense charged to Transco by others ($7.3 million). The higher administrative and general expense was primarily due to additional pension benefit expense ($6.8 million) associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. The higher depreciation and amortization was due primarily to plant and property additions ($5.9 million) and increased environmental mitigation development costs ($4.2 million).

Other Income and Other Deductions

     Other income and other deductions for the six months ended June 30, 2002, resulted in $9.3 million higher deductions than the comparable period in 2001. Interest expense was higher primarily due to accruals resulting from the unfavorable court decision in early 2002 in Transco's royalty claims proceeding with Texaco, Inc. and a greater level of long-term debt outstanding in 2002. Interest income from affiliates was lower due primarily to lower interest rates, which are based on the London Interbank Offering Rate, on intercompany demand notes. The impairment of an investment in an unconsolidated affiliate in the six months ended June 30, 2002, was due to the impairment of Transco's investment in Independence Pipeline Company resulting from the FERC's issuance of an order on July 19, 2002, vacating Independence's certificate to construct the Independence Pipeline project. Miscellaneous other (income) deductions, net reflected higher income of $15.9 million primarily as a result of a gain of $11.0 million associated with the disposition of securities received through a mutual insurance company reorganization and lower costs of $2.0 million related to Transco's sale of receivables program.

Rate and Regulatory Matters

     See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of recent developments in Transco's rate and regulatory matters.

     On July 23, 2002, the FERC issued an order approving the Settlement in Transco's general rate case Docket No. RP01-245. The Settlement is expected to be effective October 1, 2002. Rate refunds required under the Settlement, including amounts to be collected during the third quarter of 2002, total approximately $140 million, including interest, and are expected to be made in November 2002. Transco previously provided a reserve for the refunds required for the period September 1, 2001 through June 30, 2002. As a result of the FERC's approval of the Settlement, Transco also expects to record revenues in the third quarter of 2002 of approximately $24 million and reduce its estimated reserve for rate refunds.

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     Transco funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the Credit Agreement and, if required, advances from WGP. Historically, Transco also funded its capital requirements through a sale of receivables program. In July 2002, Transco's sale of receivables program expired and was not renewed.

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2002, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Transco's credit ratings (discussed below), interest rates on future financings will be higher, but Transco believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Transco will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2002, $400 million of borrowing capacity was available to Transco. At June 30, 2002, Transco had no outstanding borrowings under this agreement.

     On July 3, 2002, Transco issued $325 million of notes (8.875% Notes), which pay interest at 8.875% per annum on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale of the 8.875% Notes are being used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that mature on September 15, 2002 and for general corporate purposes.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At June 30, 2002, the advances due Transco by WGP totaled $459.6 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet.  Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes it continues to have the financial resources and liquidity to repay advances to Transco and its subsidiaries.

     On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30% of total capitalization. Williams' and Transco's current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

Credit Ratings

     Transco has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Transco's credit ratings given by Moody's Investor's Service, Standard & Poor's and Fitch Ratings (rating agencies).

     In the second quarter and July 2002, the rating agencies reduced Transco's credit ratings on its senior unsecured long-term debt, as follows:

          Moody's Investor's Services ..................  Baa1 to Ba2
          Standard & Poor's ................................  BBB+ to B+
          Fitch Ratings .........................................  BBB+ to BB-

     The rating agencies have reduced Transco's credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams liquidity. The ratings remain under review pending the execution of Williams' plan to stabilize its financial position.

Capital Expenditures

     As discussed above, Williams has announced plans to strengthen its balance sheet, which includes reductions in Williams' 2002 estimated capital spending program. As a Williams subsidiary, Transco will participate in Williams' plan to reduce capital spending, primarily by managing its 2002 capital spending program at a lower level than anticipated prior to Williams' announcement.

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the six months ended June 30, 2002 were $227.2 million, compared to $161.8 million for the six months ended June 30, 2001. In response to the reductions in Williams capital spending, Transco is reviewing its capital spending program for the year 2002 and beyond and currently estimates that capital expenditures and investments in affiliates for the year 2002 will be approximately $500 million compared to the $554 million estimated at year end 2001.

	Six months
	Ended June 30,

Capital Expenditures and Investments in Affiliates	2002	2001

	(In Millions)
Market-area projects	$ 102.0	$ 34.6
Supply-area projects	4.0	5.8
Maintenance of existing facilities and other projects	121.0	120.6
Investment in affiliates	0.2	0.8

Total capital expenditures and investments in affiliates	$ 227.2	$ 161.8

     Transco's future capital projects are discussed in its 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

     Independence Pipeline Project In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. On December 17, 1999, the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline project. Independence accepted the certificate authorization on August 11, 2000. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties. On November 1, 2001, Independence filed a letter with the FERC requesting an extension of the in service date for the project from November 2002 to November 2004 and an extension of time until November 2003 to submit the final environmental Implementation Plan required by the FERC's order approving the project. On June 24, 2002, Independence filed a request with the FERC to vacate its certificate because it has been unable to obtain sufficient contracts to proceed with the project for the November 2004 in service date. On July 19, 2002 FERC issued an order vacating Independence's certificate. As a result, Transco recorded a $12.3 million pre-tax charge to income for the quarter ended June 30, 2002, associated with the impairment of Transco's investment in Independence.

     Cornerstone Expansion Project Transco completed an open season on July 18, 2001 for the Cornerstone Expansion project, an expansion of Transco's mainline system from Station 65 in Louisiana to Station 165 in Virginia. The project has a target in-service date of May 1, 2004. Transco has executed precedent agreements for a total capacity of 52 million cubic feet per day. Project facilities include approximately ten miles of pipeline looping at an estimated cost of approximately $24 million. Transco plans to begin the process for seeking FERC approval in the fourth quarter of 2002.

Other Capital Requirements and Contingencies

     Transco's capital requirements and contingencies are discussed in its 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q. Other than as described in Item 2 of this report and in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

     Rate and Regulatory Refunds As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Transco filed a general rate case (Docket No. RP01-245) and placed new rates into effect on September 1, 2001. On July 23, 2002, the FERC issued an order approving the Settlement in the rate case. The Settlement is expected to be effective October 1, 2002. Rate refunds required under the Settlement, including amounts to be collected during the third quarter of 2002, total approximately $140 million, including interest, and are expected to be made in November 2002.

CONCLUSION

     Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

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

                                       (4) Instruments defining the rights of security holders, including indentures

- 1 Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

                                       (10) Material contracts

- 1 Consent and Fourth Amendment to Credit Agreement dated as of July 31, 2002, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the banks named therein, the Co-Syndication Agents as named therein, the Documentation Agent as named therein and Citibank, N.A., as agent (Exhibit 10.12 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

                                       (99) Additional exhibits

- 1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by J. Douglas Whisenant, Chief Executive Officer of Transcontinental Gas Pipe Line Corporation

- 2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard Rodekohr, Chief Financial Officer of Transcontinental Gas Pipe Line Corporation

(b) Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    TRANSCONTINENTAL GAS PIPE LINE
                                               CORPORATION (Registrant)

Dated: August 13, 2002                                                                By /s/ James C. Bourne
                                                                                                     James C. Bourne
                                                                                                     Controller
                                                                                                     (Principal Accounting Officer)