Form 10-Q
period 2002-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2002-11-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, par value $1.00 per share, outstanding as of October 31, 2002 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
INDEX

                                                                                                                                                                      Page

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements -

     Condensed Consolidated Statement of Income for the three and nine months
            ended September 30, 2002 and 2001.                                                                                                   2

     Condensed Consolidated Balance Sheet as of September 30, 2002 and
            December 31, 2001                                                                                                                              3

     Condensed Consolidated Statement of Cash Flows for the nine
             months ended September 30, 2002 and 2001                                                                                       5

     Notes to Condensed Consolidated Financial Statements                                                                                6

   Item 2. Management's Narrative Analysis of the Results of Operations                                                           15

   Item 4. Controls and Procedures                                                                                                                   23

PART II. OTHER INFORMATION                                                                                                               24

   Item 1. Legal Proceedings.                                                                                                                            24

   Item 6. Exhibits and Reports on Form 8-K.                                                                                                   24

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transcontinental Gas Pipe Line Corporation (Transco) believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco's 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating Revenues:
Natural gas sales	$ 68,897	$ 89,396	$ 254,204	$ 573,126
Natural gas transportation	210,204	156,904	553,673	496,588
Natural gas storage	34,817	35,365	104,539	106,962
Other	1,898	3,791	13,612	7,761

Total operating revenues	315,816	285,456	926,028	1,184,437

Operating Costs and Expenses:
Cost of natural gas sales	68,897	89,396	254,204	573,126
Cost of natural gas transportation	8,045	6,453	24,663	14,473
Operation and maintenance	44,136	47,053	130,176	137,639
Administrative and general	40,192	31,275	111,066	92,959
Depreciation and amortization	44,667	44,576	140,221	130,062
Taxes - other than income taxes	9,024	9,136	30,533	30,112
Other	281	9,428	2,595	10,936

Total operating costs and expenses	215,242	237,317	693,458	989,307

Operating Income	100,574	48,139	232,570	195,130

Other (Income) and Other Deductions:
Interest expense	28,120	16,668	69,203	50,375
Interest income - affiliates	(5,050)	(2,215)	(10,656)	(14,763)
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,990)	(7,902)	(21,752)	(19,990)
Equity in earnings of unconsolidated affiliates	(1,984)	(2,195)	(5,882)	(6,369)
Impairment of investment in unconsolidated affiliate	-	-	12,275	-
Miscellaneous other (income) deductions, net	(1,691)	(4,599)	(22,345)	(9,351)

Total other (income) and other deductions	11,405	(243)	20,843	(98)

Income before Income Taxes	89,169	48,382	211,727	195,228

Provision for Income Taxes	34,543	19,133	80,803	74,413

Net Income	$ 54,626	$ 29,249	$ 130,924	$ 120,815

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Thousands of Dollars) (Unaudited)

		September 30, 2002		December 31, 2001

ASSETS

Current Assets:
Cash		$ 808		$ 472
Receivables:
Affiliates		6,049		79,209
Advances to affiliates		339,151		324,073
Others		110,562		66,214
Transportation and exchange gas receivables		13,439		15,353
Inventories		88,238		115,447
Deferred income taxes		79,934		55,073
Other		18,616		19,241

Total current assets		656,797		675,082

Long-Term advances to affiliates		20,679		20,679

Investments, at cost plus equity in undistributed earnings		43,263		62,228

Property, Plant and Equipment:
Natural gas transmission plant		5,548,271		5,170,692
Less-Accumulated depreciation and amortization		1,252,740		1,136,126

Total property, plant and equipment, net		4,295,531		4,034,566

Other Assets		187,062		180,430

Total assets		$ 5,203,332		$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (Continued) (Thousands of Dollars) (Unaudited)

	September 30, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Payables:
Affiliates	$ 42,596	$ 44,030
Advances from affiliates	3,265	7,970
Other	77,452	89,393
Transportation and exchange gas payables:
Affiliates	-	176
Other	10,905	10,690
Accrued liabilities	152,631	146,752
Reserve for rate refunds	148,647	60,681
Current maturities of long-term debt	-	283,056

Total current liabilities	435,496	642,748

Long-Term Debt (Note 4)	1,122,941	797,994

Other Long-Term Liabilities:
Deferred income taxes	897,488	910,239
Other	95,632	100,064

Total other long-term liabilities	993,120	1,010,303

Commitments liabilities and contingencies (Note 3)

Common Stockholder's Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	-	-
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	1,001,006	870,082
Accumulated other comprehensive loss	(1,661)	(572)

Total common stockholder's equity	2,651,775	2,521,940

Total liabilities and stockholder's equity	$ 5,203,332	$ 4,972,985

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$ 130,924	$ 120,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	137,182	132,842
Deferred income taxes	(31,502)	13,368
Impairment of investment in unconsolidated affiliate	12,275	-
Allowance for equity funds used during construction (Equity AFUDC)	(16,117)	(14,888)
Changes in operating assets and liabilities:
Receivables	33,342	96,011
Transportation and exchange gas receivables	1,914	4,338
Inventories	27,209	(51,657)
Payables	(4,338)	(145,160)
Transportation and exchange gas payables	39	3,089
Accrued liabilities	6,252	(25,421)
Reserve for rate refunds	87,966	(10,199)
Other, net	(13,955)	(20,242)

Net cash provided by operating activities	371,191	102,896

Cash flows from financing activities:
Additions to long-term debt	317,119	299,205
Retirement of long-term debt	(275,000)	(192,500)
Debt issue costs	(3,015)	(1,961)
Advances from affiliate, net	(4,705)	1,953

Net cash provided by financing activities	34,399	106,697

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(395,142)	(314,072)
Changes in accounts payable	(9,036)	(5,267)
Advances to affiliates, net	(14,035)	106,361
Investments in affiliates, net	(152)	(1,116)
Other, net	13,111	4,316

Net cash used in investing activities	(405,254)	(209,778)

Net increase (decrease) in cash	336	(185)
Cash at beginning of period	472	531

Cash at end of period	$ 808	$ 346

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$ 69,211	$ 54,307
Income taxes paid	66,237	91,702
Income taxes refund	(426)	-

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of Transco's management, are necessary to present fairly its financial position at September 30, 2002, and results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

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

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Net income	$ 54,626	$ 29,249	$ 130,924	$ 120,815
Equity interest in unrealized loss on interest rate hedge	(771)	(815)	(1,089)	(916)

Total comprehensive income	$ 53,855	$ 28,434	$ 129,835	$ 119,899

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Transco adopted this Statement effective January 1, 2002. This Statement addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Because Transco has no goodwill, and intangible assets are amortized at rates approved by the Federal Energy Regulatory Commission (FERC) through regulatory proceedings, there was no impairment upon adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Williams and its subsidiaries, including Transco, will adopt the new rules on asset retirement obligations on January 1, 2003. The impact of adoption is to be reported as a cumulative effect of change in accounting principle. Application of the new rules is expected to result in estimated retirement obligations related to offshore transmission platforms. The estimated obligations will consider current factors such as expected future inflation rates, current costs of borrowing, estimated retirement dates and estimated expected costs of required retirement activities. Retirement obligations have not been estimated for assets for which the remaining life is not currently determinable, including pipeline transmission assets and gas gathering systems.

     In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Transco's results of operations and financial position. However, in subsequent reporting periods, gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

     Also in the second quarter of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Transco is being evaluated.

     Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

  CONTINGENT LIABILITIES AND COMMITMENTS

     There have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K or 2002 First and Second Quarter Reports on Form 10-Q other than as described below.

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

     On April 12, 2002, Transco filed a Stipulation and Agreement (Settlement) for approval by the FERC, which resolves all cost of service, throughput and throughput mix issues, with the exception of one cost of service issue related to the valuation of certain right-of-way access for the installation of a fiber optic system by a then Transco affiliate, the resolution of which is to be applied prospectively. The Settlement also contains provisions that resolve various cost allocation, tariff and other matters, including provisions to resolve all issues related to Transco's January 18, 2002 compliance filing to adjust Transco's rates effective December 1, 2001 to reflect the removal of the cost of facilities that were abandoned and transferred, the requests for rehearing of the FERC's December 19, 2001 order requiring that filing, the "show cause" requirement in the FERC's December 19, 2001 orders in Docket Nos. CP01-34, CP01-103 and CP01-368, and certain other proceedings that were consolidated with or made subject to the outcome of the proceedings in Docket No. RP01-245. Issues not resolved by the Settlement are reserved for litigation or further settlement. Such issues include various cost allocation, rate design and tariff matters, and the cost of service issue described above. Pursuant to the terms of the Settlement, the resolution of those issues will be made effective prospectively, with the exception of the issue of whether the costs of Transco's Mobile Bay expansion project should be rolled into Transco's system rates or recovered from the Mobile Bay expansion shipper on an incremental basis. The parties have reserved the right to argue whether the resolution of the Mobile Bay issue should be made effective either prospectively or retroactive to September 1, 2001. Transco's rates effective September 1, 2001 are based on the roll-in of the costs of the Mobile Bay expansion project. On July 23, 2002, the FERC issued an order approving the Settlement as in the public interest. The Settlement was effective October 1, 2002. In the third quarter of 2002, as a result of the FERC's approval of the Settlement, Transco recorded additional revenues of $28 million, reduced depreciation expense by $3 million, reversed interest expense of $0.5 million, and reduced its estimated reserve for rate refunds by $24.5 million. Rate refunds required under the Settlement total approximately $140 million, including interest, and are expected to be made in late November 2002. Transco previously provided a reserve for the refunds.

     On July 10, 2002, Transco filed a stipulation and agreement resolving one of the rate design issues reserved for litigation in the Settlement relating to Transco's interruptible storage service, and on September 18, 2002, the FERC approved the July 10, 2002 stipulation and agreement. The remaining issues reserved for litigation by the Settlement were litigated before an Administrative Law Judge (ALJ) in July 2002 and remain pending.

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

      A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco's roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that the proponents of roll-in, including Transco, must satisfy the burden under Section 5 of the Natural Gas Act of 1938 (NGA) and demonstrate that Transco's existing incremental rate treatment is unjust and unreasonable and that the proposed rolled-in rate treatment is just and reasonable. The ALJ ruled that neither Transco nor any of the other roll-in proponents had satisfied that burden and, therefore, that Transco's existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco's proposal did not have to meet the Section 5 burden discussed above and that under the appropriate standard, Section 4, Transco had demonstrated that its proposal was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco's roll-in proposal. Several parties filed requests for rehearing of the FERC's April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the D.C. Circuit Court of the FERC's April 16, 1999, March 28, 2001 and June 13, 2001 orders. On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco's roll-in proposal. The ALJ ruled in favor of Transco's positions, with the exception of one of Transco's proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco's system rates be phased in over a three-year period. On October 12, 2001 the FERC issued an order on the ALJ's April 4, 2000 initial decision which generally upholds the decision, with the exception of the ALJ's approval of a change in the allocation of costs to a Transco storage service and the ALJ's decision to phase the roll-in of the costs of the incremental projects into Transco's system rates. The FERC determined that Transco must retain its existing method of allocating costs to the storage service, and that it is not necessary to phase the roll-in of the costs. On November 13, 2001, Transco and certain other parties each filed requests for rehearing of the FERC's October 12, 2001 order. On April 1, 2002, the FERC issued an order denying the requests for rehearing of the FERC's October 12, 2001 order. On August 30, 2002, Transco filed to implement, among other things, the FERC's decision on the roll-in of the costs of the incremental Leidy Line and Southern expansion projects. On September 30, 2002, the FERC issued an order that, as to roll-in, accepts Transco's filing, subject to refund and certain conditions, to be effective October 1, 2002.

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

     On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco's tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a "penalty" that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco's customers jointly filed for rehearing of the FERC's October 30 order. On November 29 and December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC's October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, certain customers filed an appeal of the FERC's October 30 and May 30 orders with the D.C. Circuit Court. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation and reduced the related interest expense by $3 million to reflect the regulatory approval to recover the cost of gas required for operations in prior periods. On October 10, 2002, the FERC issued an order rejecting Transco's November 29 and December 29, 2000 compliance filings, finding that Transco had not complied with the October 30 order in seeking to collect the revenue (including interest) represented by the permitted adjustments. The FERC determined that its October 30 order permits Transco only to collect the actual volumes comprising the adjustments, and directed Transco to file tariff sheets and workpapers reflecting the inclusion of the actual volume (amortized over seven years) of the permitted adjustments in its recalculated fuel retention percentages effective April 1, 1999. In the third quarter of 2002, as a result of the FERC's October 10 order, Transco recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Any adjustment that may be required to the $15 million reduction in the cost of natural gas transportation recorded in the second quarter of 2001 is not expected to be significant.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco's offshore Texas facilities by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At December 31, 2001, the net book value of the facilities remaining to be spun down in this proceeding was approximately $73 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco's results of operations and financial position. On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and Transco alleging concerted actions by these affiliates frustrating the FERC's regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. By order of the FERC, the matter was heard before an ALJ in April 2002. On June 4, 2002, the ALJ issued an initial decision finding that the affiliates acted in concert to frustrate the FERC's regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, WGP and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities, which is to be collected by Transco. Transco has sought rehearing of the FERC's order. With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer has filed a complaint with the FERC seeking the revocation of the FERC's spin-down approval. On September 5, 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, Transco acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Transco has sought rehearing of the FERC's order. The transfer of these facilities has not been implemented.

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

     Notice of Inquiry (Docket No. PL02-6-000) On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Transco has negotiated certain rates under the FERC's existing negotiated rate program, and participated in comments filed in this proceeding by Williams in support of the FERC's existing negotiated rate program.

     Notice of Proposed Rulemaking (Docket No. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30% of total capitalization. Williams' and Transco's current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

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

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. Trial is currently scheduled to begin in April 2003.

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss on nonjurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on nonjurisdictional grounds was dismissed. On September 17, 2002 the plaintiffs filed a motion for class certification. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

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

Other Commitments

     Commitments for construction Transco has commitments with vendors and contractors for construction and acquisition of property, plant and equipment of approximately $45 million at September 30, 2002 of which the majority relates to materials for pipeline construction projects.

4. DEBT AND FINANCING ARRANGEMENTS

Long-term Debt

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Transco will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement.

     On July 3, 2002, Transco issued $325 million of notes (8.875% Notes), which pay interest on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption at any time, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale of the 8.875% Notes were used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that matured on September 15, 2002 and for general corporate purposes.

Sale of Receivables

     Transco, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Transco acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program expired on July 25, 2002. By the end of August 2002, Transco had completed the repurchase of approximately $50 million of trade accounts receivable previously sold.

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

     During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

     Williams experienced a substantial net loss for the second quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade, reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing credit agreement, which expires July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due and payable immediately. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the remainder of 2002 and the first half of 2003.

     As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the second quarter of 2002, Transco recorded $6.8 million of pension benefits expense associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. In the third quarter, Transco recorded $1.3 million of severance costs applicable to 32 employees whose positions have been eliminated. Additional severance costs are expected in the fourth quarter of 2002 as additional positions are eliminated within the Transco organization. Further, if lump sum payments from the Williams pension plan reach a settlement accounting threshold, Williams and Transco would be required to recognize certain unrecognized net losses which would increase pension expense. Williams anticipates that the threshold will be reached in the fourth quarter of 2002 resulting in an additional expense charge to Transco of $5.5 million to $8 million.

     The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. On August 1, 2002, Williams' announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Transco customers. Transco cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Transco.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in Items 7 and 8 of Transco's 2001 Annual Report on Form 10-K and in Transco's 2002 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Net Income and Operating Income

     Transco's net income for the nine months ended September 30, 2002 was $130.9 million compared to net income of $120.8 million for the nine months ended September 30, 2001. Operating income for the nine months ended September 30, 2002 was $232.6 million compared to $195.1 million for the nine months ended September 30, 2001. The higher operating income of $37.5 million was primarily the result of the effects of the settlement of Transco's general rate case (Docket No. RP01-245) totaling $31.5 million and other items as discussed below. The increase in net income of $10.1 million was attributable to the increased operating income and other items as discussed below.

Transportation Revenues

     Transco's operating revenues related to its transportation services for the nine months ended September 30, 2002 were $553.7 million, compared to $496.6 million for the nine months ended September 30, 2001. The higher transportation revenues of $57.1 million were primarily due to increased demand revenues of $35.1 million resulting from (1) new expansion projects (MarketLink Phase 1 and Sundance, placed into service on December 19, 2001 and May 1, 2002, respectively) and (2) new rates to recover costs associated with increased rate base, rate of return and expenses contained in Transco's general rate case (Docket No. RP01-245), which was effective September 1, 2001; and the recognition of $27.9 million of revenues ($16.9 million is applicable to the first six months of 2002) associated with the reversal of rate refund liabilities and other adjustments pursuant to the settlement of the general rate case in the third quarter of 2002. This was partly offset by a lower level of reimbursable costs of $7.8 million that are included in operating expenses and recovered in Transco's rates.

     As shown in the table below, Transco's total market-area deliveries for the nine months ended September 30, 2002 increased 123.6 trillion British Thermal Units (TBtu) (11.8%) when compared to the same period in 2001. This is primarily the result of increased deliveries associated with new expansion projects and peaking power plants. Transco's production area deliveries for the nine months ended September 30, 2002 decreased 12.4 TBtu (8.1%) when compared to the same period in 2001. This is primarily due to lower interruptible transportation, resulting from lower deliveries to other pipelines in the production area.

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

	Nine months Ended September 30,

Transco System Deliveries (TBtu)	2002	2001

Market-area deliveries:

Long-haul transportation	609.9	579.9
Market-area transportation	561.6	468.0

Total market-area deliveries	1,171.5	1,047.9
Production-area transportation	139.8	152.2

Total system deliveries	1,311.3	1,200.1

Average Daily Transportation Volumes (TBtu)	4.8	4.4
Average Daily Firm Reserved Capacity (TBtu)	6.4	6.2

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

     Transco's operating revenues related to its sales services, including Transco's cash out sales in settlement of gas imbalances, were $254 million for the nine months ended September 30, 2002, compared to $573 million for the same period in 2001. The decrease was primarily due to a lower average sales price of $2.98 per dekatherm (Dt) for the nine months ending September 30, 2002, versus $5.76 per Dt for the same period of 2001 and a lower volume of merchant sales.

	Nine months Ended September 30,

Gas Sales Volumes (TBtu)	2002	2001

Long-term sales	30.4	55.9
Short-term sales	28.6	25.5

Total gas sales	59.0	81.4

     In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco's tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This gas inventory is expected to decrease in future periods as transportation imbalances that require cash out sales are settled. The decrease in Inventories from December 31, 2001 to September 30, 2002, as shown on the Condensed Consolidated Balance Sheet, is due primarily to such settlements.

Other Revenues

     Other operating revenues were $13.6 million for the nine months ended September 30, 2002, compared to $7.8 million for the same period in 2001. The increase was primarily due to environmental mitigation credits sales and services.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $254 million for the nine months ended September 30, 2002 and $573 million for the comparable period in 2001, Transco's operating expenses for the nine months ended September 30, 2002, were approximately $23 million higher than the comparable period in 2001. This increase was primarily attributable to the higher cost of natural gas transportation, administrative and general expense, and depreciation and amortization expense, partially offset by lower operation and maintenance expense and other operating costs and expenses. The higher cost of natural gas transportation was due to the effect in 2001 of a $15.1 million regulatory reserve reversal related to regulatory approval of the recovery of prior years' gas costs in Transco's 1999 fuel tracker filing, partially offset by lower tracked fuel expense of $4.7 million. The higher administrative and general expense was primarily due to higher employee benefits expenses of $19.5 million, which includes an additional pension benefit expense of $6.8 million associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. Depreciation and amortization increased $8.2 million due to plant and property additions and $4.8 million due to increased environmental mitigation development costs. The increases were partially offset by a decrease of $2.8 million ($1.7 million is applicable to the first six months of 2002) in connection with the settlement of the general rate case (Docket No. RP01-245) in the third quarter of 2002. The lower operation and maintenance expense was primarily due to decreases in contractual and professional services of $2.8 million, telecommunications costs of $1.2 million and other supplies and expenditures of $1.1 million. The lower other operating costs and expenses was primarily due to reduced charitable contribution commitments by the company.

Other Income and Other Deductions

     Other income and other deductions for the nine months ended September 30, 2002, resulted in $20.9 million higher deductions than the comparable period in 2001. Interest expense was higher primarily due to accruals resulting from the unfavorable court decision in early 2002 associated with a royalty claims proceeding, the October 10, 2002 FERC order in Transco's 1999 fuel tracker proceeding and a greater level of long-term debt outstanding in 2002. Interest income from affiliates was lower due primarily to lower interest rates, which are based on the London Interbank Offering Rate, on intercompany demand notes. The impairment of an investment in an unconsolidated affiliate in the nine months ended September 30, 2002, was due to the $12.3 million impairment of Transco's investment in Independence Pipeline Company resulting from the FERC's issuance of an order on July 19, 2002, vacating Independence's certificate to construct the Independence Pipeline project. Miscellaneous other (income) deductions, net reflected higher income of $13.0 million primarily as a result of a gain of $11.0 million associated with the disposition of securities received through a mutual insurance company reorganization and lower costs of $2.4 million related to Transco's sale of receivables program which expired in July 2002.

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

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2002, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Transco's credit ratings (discussed below), interest rates on future financings will be higher, but Transco believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Transco will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement.

     On July 3, 2002, Transco issued $325 million of notes (8.875% Notes), which pay interest on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption at anytime, at Transco's option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale of the 8.875% Notes were used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that matured on September 15, 2002 and for general corporate purposes.

     As a participant in Williams' cash management program, Transco and its subsidiaries have advances to and from Williams through Transco's parent company, WGP. At September 30, 2002, the advances due Transco by WGP totaled $359.8 million, of which $20.7 million associated with WGP's long-term investments was classified as a long-term advance in the accompanying Condensed Consolidated Balance Sheet. Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it continues to have the financial resources and liquidity to repay advances to Transco and its subsidiaries.

     On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30% of total capitalization. Williams' and Transco's current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

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

     In the second quarter and July 2002, the rating agencies reduced Transco's credit ratings on its senior unsecured long-term debt, as follows:

     Moody's Investor's Services........................................... Baa1 to Ba2
     Standard & Poor's......................................................... BBB+ to B+
     Fitch Ratings.................................................................. BBB+ to BB-

     The rating agencies have reduced Transco's credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams liquidity. The ratings remain under review pending the execution of Williams' plan to strengthen its financial position.

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

     As shown in the table below, Transco's capital expenditures and investments in affiliates for the nine months ended September 30, 2002 were $404.3 million, compared to $320.5 million for the nine months ended September 30, 2001. In response to the reductions in Williams capital spending, Transco is reviewing its capital spending program for the year 2002 and beyond and currently estimates that capital expenditures and investments in affiliates for the year 2002 will be approximately $470 million compared to the $554 million estimated at year end 2001.

	Nine months
	Ended September 30,

Capital Expenditures and Investments in Affiliates	2002	2001

	(In Millions)

Market-area projects	$ 235.8	$ 105.4
Supply-area projects	9.6	7.9
Maintenance of existing facilities and other projects	158.7	206.1
Investment in affiliates	0.2	1.1

Total capital expenditures and investments in affiliates	$ 404.3	$ 320.5

     Transco's future capital projects are discussed in its 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q. The following describes significant developments related to those projects and any new projects proposed by Transco.

     MarketLink Expansion Project On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. Phase 1 of the project, providing approximately 160 million cubic feet per day (MMcf/d) of additional firm transportation service, was placed into service on December 19, 2001. Phase 2 of the project, providing approximately 126 MMcf/d of additional firm transportation service, was placed in service November 1, 2002. The total capital cost of both phases of the project is approximately $243 million.

     Leidy East Project Transco filed an application with the FERC on June 19, 2001 to construct and operate the Leidy East project, which provides an additional 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. Project facilities include approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. On October 24, 2001, the FERC issued an order approving the project and Transco accepted the order on November 9, 2001. The project was placed in service November 1, 2002. The capital cost of the project is approximately $98 million.

     Trenton Woodbury Expansion Project On May 6, 2002, Transco filed an application for FERC approval of an expansion of the Trenton Woodbury Line, which runs from Transco's mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco's mainline near Station 205. Binding precedent agreements have been executed with two shippers for a total of 49 MMcf/d of incremental firm transportation capacity to the shippers' respective delivery points on the Trenton Woodbury Line. On September 24, 2002, the FERC issued a Preliminary Determination on Non-Environmental Issues, finding that the project is required by the public convenience and necessity subject to the completion of the FERC's environmental assessment of the project. The target in-service date for the project is November 1, 2003. The project will require approximately 7 miles of pipeline looping at a capital cost of approximately $20 million.

     South Virginia Line Expansion Transco completed an open season on September 7, 2001 for the South Virginia Line Expansion project, a proposed expansion on Transco's pipeline system from Station 165 in Virginia to Hertford County, North Carolina. The proposed in-service date of May 1, 2005 has been postponed pending further development of the project.

Other Capital Requirements and Contingencies

     Transco's capital requirements and contingencies are discussed in its 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q. Other than as described in Item 2 of this report and in Note 3 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco's 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

     Rate and Regulatory Refunds As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Transco filed a general rate case (Docket No. RP01-245) and placed new rates into effect on September 1, 2001. On July 23, 2002, the FERC issued an order approving the Settlement in the rate case. The Settlement was effective October 1, 2002. Rate refunds required under the Settlement total approximately $140 million, including interest, and are expected to be made in late November 2002.

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

ITEM 4. Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of Transco's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Transco's management, including Transco's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Transco's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in Transco's internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

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

- 1 First Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon Smith Barney Inc., as Arranger (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2002 Commission File Number 1-4174).

                                         (99) Additional exhibits

- 1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by J. Douglas Whisenant, President and Chief Executive Officer of Transcontinental Gas Pipe Line Corporation

- 2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard Rodekohr, Vice President and Chief Financial Officer of Transcontinental Gas Pipe Line Corporation

                          (b) Reports on Form 8-K.

                                None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                          TRANSCONTINENTAL GAS PIPE LINE
                                                                                          CORPORATION (Registrant)

Dated: November 14, 2002                                                By /s/ James C. Bourne
                                                                                          James C. Bourne
                                                                                          Controller
                                                                                          (Principal Accounting Officer)

Certifications

I, J. Douglas Whisenant, President and Chief Executive Officer of Transcontinental Gas Pipe Line Corporation ("registrant") certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                                                    By /s/ J. Douglas Whisenant
                                                                                               J. Douglas Whisenant
                                                                                               President and Chief Executive Officer

Certifications

I, Richard Rodekohr, Vice President and Chief Financial Officer of Transcontinental Gas Pipe Line Corporation ("registrant") certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                                                            By /s/ Richard Rodekohr
                                                                                                       Richard Rodekohr
                                                                                                       Vice President and Chief Financial Officer