Form 10-K
period 2002-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2003-03-19
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-7584

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	74-1079400

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Blvd., P. O. Box 1396, Houston, Texas	77251

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code	(713) 215-2000

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2003 was 100.

     The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
FORM 10-K

PART I

ITEM 1. Business.

GENERAL

     Transcontinental Gas Pipe Line Corporation (Transco) is an interstate natural gas transmission company which owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Transco also holds a minority interest in Cardinal Pipeline Company, LLC, an intrastate natural gas pipeline located in North Carolina. Transco’s principal business is the transportation of natural gas.

     The number of full time employees of Transco at December 31, 2002 was 1,261.

     Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

     At December 31, 2002, Transco’s system had a mainline delivery capacity of approximately 4.2 Bcf1 of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 3.3 Bcf of gas per day for a system-wide delivery capacity total of approximately 7.5 Bcf of gas per day. The system is composed of approximately 10,400 miles of mainline and branch transmission pipelines, 44 compressor stations, seven storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately 1.4 million horsepower.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields. Transco also has storage capacity in a liquefied natural gas (LNG) storage facility and operates the facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility and through storage service contracts is approximately 216 Bcf of gas. In addition, wholly-owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, a LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

     Transco’s gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities are constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across real property owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted for under long-term leases or easements.

[1]	As used in this report, the term “Mcf” means thousand cubic feet, the term “MMcf” means million cubic feet, the term “Bcf” means billion cubic feet, the term “Tcf” means trillion cubic feet, the term “Mcf/d” means thousand cubic feet per day, the term “MMcf/d” means million cubic feet per day, the term “Bcf/d” means billion cubic feet per day, the term “MMBtu” means million British Thermal Units, the term “TBtu” means trillion British Thermal Units and the term “Dt” means dekatherm.

     In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 which made fundamental changes in the way natural gas pipelines conduct their businesses. The FERC’s stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline’s merchant service from its transportation services; ensuring “equality” of transportation services including equal access to all sources of gas; providing “no-notice” firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, Transco implemented its Order 636 restructuring plan. On February 9, 2000, the FERC issued Order 637 which further revised its regulations with the stated purpose of improving the efficiency of the market while protecting against the exercise of market power by temporarily waiving, for a two-year period that expired on September 30, 2002, the maximum price ceiling on short term capacity releases, allowing pipelines to file for peak/offpeak rates and term differentiated rates, clarifying certain transportation service policies, and increasing transaction reporting requirements.

     Through an agency agreement with Transco, Williams Energy Marketing & Trading Company (WEM&T) (formerly Williams Energy Services Company), an affiliate of Transco, manages Transco’s jurisdictional merchant gas sales. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 10. Subsequent Event”.

     In May 1995, the operation of certain production area facilities was transferred to Williams Field Services Group, Inc. (WFS), an affiliated company. Since February 1996, Transco has filed six applications with the FERC seeking authorization to abandon certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing — Gulf Coast Company (Gas Processing), an affiliate of Transco. For a discussion of the applications, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 2. Contingent Liabilities and Commitments — Rate and Regulatory Matters.”

MARKETS AND TRANSPORTATION

     Transco’s natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

     Transco’s major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco’s pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Transco’s three largest customers in 2002 were WEM&T, PSE&G Energy Resources & Trade, LLC and Public Service Company of N. C., Inc., which accounted for approximately 10.6 percent, 5.8 percent and 5.3 percent, respectively, of Transco’s total operating revenues. Transco’s firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco’s business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

Transco’s total system deliveries for the years 2002, 2001 and 2000 are shown below.

Transco System Deliveries (TBtu)	2002	2001	2000

Market-area deliveries
Long-haul transportation	824.2	765.8	786.7
Market-area transportation	776.5	645.3	710.4

Total market-area deliveries	1,600.7	1,411.1	1,497.1
Production-area transportation	179.6	201.9	262.0

Total system deliveries	1,780.3	1,613.0	1,759.1

Average Daily Transportation Volumes (TBtu)	4.9	4.4	4.8
Average Daily Firm Reserved Capacity (TBtu)	6.4	6.2	6.3

     Transco’s facilities are divided into eight rate zones. Five are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

PIPELINE PROJECTS

Completed Projects

     In 2002, Transco completed construction of, and placed into service, three major projects, the Sundance Expansion Project, the second phase of the MarketLink Expansion Project and the Leidy East Project.

     Sundance Expansion Project The Sundance Expansion Project was placed in service on May 1, 2002, adding approximately 228 MMcf/d of firm transportation capacity from Transco’s Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline loop along the existing mainline system were installed along with approximately 41,225 horsepower of new compression and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The capital cost of the project was approximately $117 million.

     MarketLink Expansion Project Phase 2 of the MarketLink Expansion Project was placed in service on November 1, 2002, adding approximately 126 MMcf/d of firm transportation capacity. Phase 1 of the project, which was placed in service on December 19, 2001, added approximately 160 MMcf/d of firm transportation capacity. Both phases add firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. The total capital cost of Phases 1 and 2 is estimated to be approximately $243 million.

     Leidy East Project The Leidy East Project was placed in service on November 1, 2002, adding approximately 126 MMcf/d of firm natural gas transportation service from Leidy, Pennsylvania to the northeastern United States. The project facilities included approximately 31 miles of pipeline looping and 3,400 horsepower of uprated compression. The capital cost of the project is estimated to be approximately $98 million.

Future Projects

     Momentum Expansion Project On February 14, 2002, the FERC issued an order granting a certificate of public convenience and necessity to Transco to construct and operate the Momentum Expansion Project, an expansion of Transco’s pipeline system from Station 65 in Louisiana to Station 165 in Virginia. On February 4, 2003, Transco filed an application with the FERC to amend the certificate to reduce the overall size of the expansion from approximately 347 MMcf/d to approximately 312 MMcf/d and to place the Momentum facilities into service in two phases, with the first phase, consisting of approximately 260 MMcf/d, to be placed into service on May 1, 2003 and the second phase, consisting of approximately 52 MMcf/d, to be placed into service on May 1, 2004. The reduction in the size of the expansion reflects the termination of two shippers under the project and the partial replacement of those shippers with the two shippers who had subscribed to service under Transco’s previously proposed Cornerstone Expansion Project. The revised project facilities include approximately 50 miles of pipeline looping and 45,000 horsepower of compression. The revised capital cost of the project is estimated to be approximately $189 million.

     Trenton-Woodbury Expansion Project On May 6, 2002, Transco filed an application for FERC approval of an expansion of Transco’s Trenton-Woodbury Line, which runs from Transco’s mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco’s mainline near Station 205. Binding precedent agreements have been executed with two shippers for a total of 49 MMcf/d of incremental firm transportation capacity to the shippers’ respective delivery points on the Trenton-Woodbury Line. On September 24, 2002, the FERC issued a Preliminary Determination on Non-Environment Issues, finding that the project is required by the public convenience and necessity subject to the completion of the FERC’s environmental assessment of the project. On December 24, 2002, the FERC issued a final order authorizing Transco to construct and operate the project. The target in-service date for the project is November 1, 2003. The project will require approximately 7 miles of pipeline looping at a capital cost of approximately $20 million.

Cancelled/Postponed Projects

     Cornerstone Expansion Project Pursuant to Transco’s open season for the Cornerstone Expansion Project, Transco executed precedent agreements with two shippers for a total firm transportation quantity of approximately 52 MMcf/d. However, Transco and the shippers have agreed that Transco will provide such firm transportation service under the Momentum Expansion Project instead of under Cornerstone, as further described herein above.

     South Virginia Line Expansion Transco completed an open season on September 7, 2001 for the South Virginia Line Expansion project, a proposed expansion on Transco’s pipeline system from Station 165 in Virginia to Hertford County, North Carolina. The proposed in-service date of May 1, 2005 has been postponed pending further development of the project.

     Independence Pipeline Project In March 1997, as amended in December 1997, Independence Pipeline Company (Independence), a general partnership owned equally by wholly-owned subsidiaries of Transco, ANR Pipeline Company, and National Fuel Gas Company, filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company’s existing compressor station at Defiance, Ohio to Transco’s facilities at Leidy, Pennsylvania. On December 17, 1999, the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least

35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations for the Independence Pipeline project. Independence accepted the certificate authorization on August 11, 2000. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties. On November 1, 2001, Independence filed a letter with the FERC requesting an extension of the in service date for the project from November 2002 to November 2004. On June 24, 2002, Independence filed a request with the FERC to vacate its certificate because it was unable to obtain sufficient contracts to proceed with the project to meet the proposed November 2004 in service date. On July 19, 2002, the FERC issued an order vacating Independence’s certificate. As a result, Transco recorded a $12.3 million pre-tax charge to income for the quarter ended June 30, 2002, associated with the impairment of Transco’s investment in Independence.

REGULATORY MATTERS

     Transco’s transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and (iii) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of the ratemaking process, a portion of Transco’s revenues may have been collected subject to refund.

     Effective September 1, 1992, Transco changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, substantially all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design, overall throughput has a significant impact on operating income. Under the SFV method of rate design, substantially all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits Transco’s opportunity to earn incremental revenues through increased throughput, it also limits Transco’s risk associated with fluctuations in throughput.

     For a discussion of additional regulatory matters, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 2. Contingent Liabilities and Commitments — Rate and Regulatory Matters.”

SALES SERVICE

     As discussed above, WEM&T manages Transco’s jurisdictional merchant gas sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Most of these sales are made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 10. Subsequent Event”. Pursuant to the terms of this settlement, Transco will be providing notice to merchant sales customers that it will be terminating the merchant sales service when it is able to do so under the terms of any applicable contracts and

FERC certificates authorizing such services. Under the FS program Transco must provide two-year advance notice of termination. Therefore, Transco will notify the FS customers of its intention to terminate the FS service effective April 1, 2005. Through an agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination such services, pursuant to the terms of the FERC settlement will have no impact on Transco’s operating income or results of operations.

     Transco’s gas sales volumes managed by WEM&T for the years 2002, 2001 and 2000 are shown below.

Gas Sales Volumes (TBtu)	2002	2001	2000

Long-term sales	49.1	68.4	190.9
Short-term sales	31.6	33.5	38.4

Total gas sales	80.7	101.9	229.3

TRANSACTIONS WITH AFFILIATES

     Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies 7. Transactions With Major Customers and Affiliates and 10. Subsequent Event.”

REGULATION

     Interstate gas pipeline operations Transco’s interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, Transco’s rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Transco holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA. Transco is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     Intrastate gas pipeline operations Cardinal Pipeline Company, LLC, a North Carolina natural gas pipeline company, is subject to the jurisdiction of the North Carolina Utilities Commission. Cardinal Pipeline is operated and 45 percent owned by wholly-owned subsidiaries of Transco.

     Environmental Transco is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that Transco’s pipeline competitors are also subject to similar laws and regulations relating to environmental quality control. Management further believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon its competitive position or earnings. See “Item 8. Financial Statements and

Supplementary Data — Notes to Consolidated Financial Statements — 2. Contingent Liabilities and Commitments — Environmental Matters.”

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

     In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the regulation of short-term transportation services and a Notice of Inquiry (NOI) addressing long-term transportation services. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. In Order 637, the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Order 637 revised the FERC’s pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year (such waiver expired on September 30, 2002), and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

     At the state level, both local distribution company (LDC) unbundling and electric industry restructuring are affecting Transco’s markets. On the gas side, several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. New York, New Jersey, Pennsylvania, Maryland, Delaware, Georgia and the District of Columbia have established regulations for LDC unbundling and are currently implementing them on a company-by-company basis. To date, none of these changes have required renegotiation of Transco’s current LDC contracts nor resulted in significant alteration in the operation of the pipeline.

     The potential impact of electric power industry restructuring is particularly uncertain. Gas competes with electricity in residential, commercial, and industrial end uses, and also competes with other fuels, especially coal and fuel oil, in electricity generation. Gas use for power generation is expected to increase sharply during the next decade due to both regulatory changes and new power generation technologies, although the size of this increase remains uncertain. In addition, the restructuring of both the gas and electric industries is facilitating the convergence of the two industries, resulting in mergers and acquisitions that are changing the face and business mix of Transco’s competitors.

     Rapid growth in Transco’s market area, particularly in the power generation sector, has attracted several new proposed projects from competing pipelines, both in the southeast and northeast market areas. These projects are aimed primarily towards incremental markets. Their success will depend on their ability to secure sufficient load to support the relatively large initial investments required.

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this annual report, excluding historical information, include forward-looking statements—statements that discuss Transco’s expected future results based on current and pending business operations. Transco makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. Although Transco believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

     Events in 2002 significantly impacted the risk environment businesses face and raised a level of uncertainty in the capital markets. Beliefs and assumptions as to what constitutes appropriate levels of capitalization and fundamental value have changed abruptly. The financial collapse of the energy industry combined with the meltdown of the telecommunications industry are both new realities that have had and will likely continue to have specific impacts on all companies, including Transco.

RISK FACTORS

     You should carefully consider the following risk factors in addition to the other information in this annual report. Each of these factors could adversely affect Transco’s business, operating results, and financial condition as well as adversely affect the value of an investment in Transco’s securities.

     WILLIAMS’ STRATEGY TO STRENGTHEN ITS BALANCE SHEET AND IMPROVE LIQUIDITY DEPENDS ON WILLIAMS’ ABILITY TO DIVEST SUCCESSFULLY CERTAIN ASSETS.

     On February 20, 2003, Williams announced its intention to sell an additional $2.25 billion in assets, properties and investments. At December 31, 2002, Williams had debt obligations of $3.8 billion that will mature between now and March 2004. Because Williams’ cash flow from operations will be insufficient alone to repay all such debt and Williams’ access to capital markets is limited, in part as a result of the loss of its investment grade ratings, Williams will depend on its sales of assets to generate sufficient net cash proceeds to enable the payment of maturing obligations.

     Williams’ secured credit facilities limit its ability to sell certain assets and require generally that one-half of all net proceeds from asset sales be applied (a) to repayment of certain long-term debt, (b) to cash collateralization of designated letters of credit, and (c) to reduction of the lender commitments under the secured facilities. The timing of and the net cash proceeds realized from such sales are dependent on locating and successfully negotiating sales with prospective buyers, regulatory approvals, industry conditions, and lender consents. If the realized cash proceeds are insufficient or are materially delayed, Williams might not have sufficient funds on hand to pay maturing indebtedness, including advances from Transco which are payable upon demand, or to implement its strategy.

     BECAUSE TRANSCO NO LONGER MAINTAINS INVESTMENT GRADE CREDIT RATINGS, COUNTERPARTIES MIGHT REQUIRE IT TO PROVIDE INCREASING AMOUNTS OF CREDIT SUPPORT WHICH WOULD RAISE THE COST OF DOING BUSINESS.

     Transco’s transactions will require greater credit assurances, both to be given from, and received by, Transco to satisfy credit support requirements. Additionally, certain market disruptions or a further downgrade of Transco’s credit rating might further increase its cost of borrowing or further impair its ability to access one or any of the capital markets. Such disruptions could include:

•	further economic downturns;

•	capital market conditions generally;

•	market prices for electricity and natural gas;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; or

•	the overall health of the energy industry, including the bankruptcy of energy companies.

RISKS RELATED TO THE REGULATION OF TRANSCO’S BUSINESS

     TRANSCO’S GAS SALES, TRANSMISSION, AND STORAGE OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATIONS AND RATE PROCEEDINGS THAT COULD HAVE AN ADVERSE IMPACT ON ITS ABILITY TO RECOVER THE COSTS OF OPERATING ITS PIPELINE FACILITIES.

     Transco’s interstate gas sales, transmission, and storage operations are subject to the FERC’s rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC’s regulatory authority extends to:

•	transportation and sale for resale of natural gas in interstate commerce;

•	rates and charges;

•	construction;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records;

•	depreciation and amortization policies; and

•	operating terms and conditions of service.

     The FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that has led to increased competition throughout the industry. In a number of key markets, interstate pipelines are facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on economic and other considerations. Transco’s ability to compete in the natural gas pipeline industry is impacted by its ability to offer competitively priced services and to successfully implement efficient and effective operational systems, such as its service delivery system, that must also meet applicable regulatory requirements.

     In 2000, the FERC issued Order No. 637, which sets forth revisions to its policies governing the regulation of interstate natural gas pipelines that it finds necessary to adjust its current regulatory model to the needs of evolving markets. The FERC, however, determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order No. 637 revised the FERC’s pricing policy to waive through September 30, 2002, the maximum price ceilings for short-term releases of capacity of less than one year and to permit pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates. Certain parties requested rehearing of Order No. 637 and eventually appealed certain issues to the District of Columbia Circuit Court of Appeals. The D.C. Circuit remanded as to certain issues, and on October 31, 2002, the FERC issued its order on remand. Rehearing requests for that order are now pending with the FERC. Given the extent of the FERC’s regulatory power, Transco cannot give any assurance regarding the likely regulations under which it will operate its natural gas transmission and storage business in the future or the effect of regulation on its financial position and results of operations.

     The FERC has proposed to broaden its regulations that restrict relations between jurisdictional natural gas companies, or “jurisdictional companies,” and marketing affiliates. In addition, the proposed rules would limit communications between jurisdictional companies and all other companies engaged in energy activities. The rulemaking is pending at the FERC and the precise scope and effect of the rule is unclear. If adopted as proposed, the rule could affect the way Transco manages its gas transmission activities.

RISKS RELATED TO ENVIRONMENTAL MATTERS

     TRANSCO COULD INCUR MATERIAL LOSSES IF IT IS HELD LIABLE FOR THE ENVIRONMENTAL CONDITION OF ANY OF ITS ASSETS.

     Transco is generally responsible for all on-site liabilities associated with the environmental condition of its facilities and assets, which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In addition, in connection with certain acquisitions and sales of assets, Transco might obtain, or be required to provide, indemnification against certain environmental liabilities. If Transco incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Transco, it could suffer material losses.

     ENVIRONMENTAL REGULATION AND LIABILITY — TRANSCO’S BUSINESS WILL BE SUBJECT TO ENVIRONMENTAL LEGISLATION IN ALL JURISDICTIONS IN WHICH IT OPERATES, AND ANY CHANGES IN SUCH LEGISLATION COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS.

     Transco’s operations are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental legislation also requires that Transco’s facilities, sites and other properties associated with its operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Existing environmental regulations could also be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Transco or its facilities, and future changes in environmental laws and regulations could occur. The federal government and several states recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

     Compliance with environmental legislation will require significant expenditures, including expenditures for compliance with the Clean Air Act and similar legislation, for clean up costs and damages arising out of contaminated properties, and for failure to comply with environmental legislation and regulations which might result in the imposition of fines and penalties. The steps Transco takes to bring certain of its facilities into compliance could be prohibitively expensive, and Transco might be required to shut down or alter the operation of those facilities, which might cause it to incur losses.

     Further, Transco’s regulatory rate structure and its contracts with clients might not necessarily allow it to recover capital costs incurred to comply with new environmental regulations. Also, Transco might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if Transco fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs. Should Transco fail to comply with all applicable environmental laws, it might be subject to penalties and fines imposed by regulatory authorities. Although Transco does not expect that the costs of complying with current environmental legislation will have a material adverse effect on its financial condition or results of operations, no assurance can be made that the costs of complying with environmental legislation in the future will not have such an effect.

RISKS RELATING TO ACCOUNTING POLICIES

     POTENTIAL CHANGES IN ACCOUNTING POLICIES MIGHT CAUSE TRANSCO TO REVISE ITS FINANCIAL ACCOUNTING AND/OR DISCLOSURE IN THE FUTURE, WHICH MIGHT CHANGE THE WAY ANALYSTS MEASURE TRANSCO’S BUSINESS OR FINANCIAL PERFORMANCE.

     Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors and other accounting practices. Because it is still unclear what laws or regulations will develop, Transco cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in Transco’s operations specifically. In addition, the Financial Accounting Standards Board (FASB), the FERC or the SEC could enact new accounting standards that might impact how Transco is required to record revenues, expenses, assets and liabilities.

RISKS RELATING TO TRANSCO’S INDUSTRY

     THE LONG-TERM FINANCIAL CONDITION OF TRANSCO’S GAS TRANSMISSION BUSINESS IS DEPENDENT ON THE CONTINUED AVAILABILITY OF NATURAL GAS RESERVES.

     The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to Transco’s pipeline system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies.

     GAS TRANSMISSION ACTIVITIES INVOLVE NUMEROUS RISKS THAT MIGHT RESULT IN ACCIDENTS AND OTHER OPERATING RISKS AND COSTS.

     There are inherent in Transco’s gas transmission properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of Transco’s operations and substantial losses. In accordance with customary industry practice, Transco maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on Transco’s financial position and results of operations. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

OTHER RISKS

     RECENT TERRORIST ACTIVITIES AND THE POTENTIAL FOR MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT TRANSCO’S BUSINESS.

     The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for Transco’s gas transmission operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While Transco is taking steps that it believes are appropriate to increase the security of its energy assets, there is no assurance that Transco can completely secure its assets or to completely protect them against a terrorist attack. These developments have subjected Transco’s operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on its business. In particular, Transco might experience increased capital or operating costs to implement increased security for its energy assets.

     The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Transco and its competitors typically insure against might decrease. In addition, the insurance that Transco is able to obtain might have higher deductibles, higher premiums and more restrictive policy terms.

ITEM 2. Properties.

     See “Item 1. Business.”

ITEM 3. Legal Proceedings.

     FERC enforcement matter On December 11, 2002, the FERC staff informed Transco of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, WEM&T. The FERC staff asserted that WEM&T personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and WEM&T did not agree with all of the FERC staff’s allegations and furthermore believe that WEM&T did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and WEM&T executed a settlement of this matter with the FERC staff. An order approving the settlement was issued by the FERC on March 17, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC order approving the settlement becomes final. If no requests for rehearing are filed, the first payment would be due by May 16, 2003, and $4 million payments on or before the first, second, third and fourth anniversaries of the first payment. As a result of the settlement agreement, effective December 31, 2002, Transco recorded a charge to income and established a liability of $17 million on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco will provide notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales (FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco will notify the FS customers of its intention to terminate the FS service effective April 1, 2005. Through an agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations. As part of the settlement, WEM&T has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WEM&T.

     Royalty claims and litigation In connection with Transco’s renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent WEM&T, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions which have no carrying value. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys’ fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney’s fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco’s rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco’s petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management’s estimate of the effect of this ruling. Transco filed a motion for rehearing which was denied, thereby concluding this matter. In May 2002, Transco paid Texaco the amount of the judgment and accrued interest.

     In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS’ claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP’s motion finding that at least a portion of FMP’s payment to the MMS was subject to indemnification. Transco appealed the court’s ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is now scheduled to begin in July 2003. FMP’s claim, including interest calculated through December 31, 2002, is approximately $10 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. The case is presently in the pretrial discovery phase and is set for trial on October 27, 2003. Mobil’s claim, including interest calculated through December 31, 2002, is approximately $8 million.

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams and the other defendants.

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss on nonjurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants’ motion to dismiss on nonjurisdictional grounds was dismissed. On September 17, 2002 the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the plaintiff class and this issue, along with the personal jurisdiction motion, remains pending.

     Environmental matters In July 1999, Transco received a letter stating that the DOJ, at the request of the United States Environmental Protection Agency (EPA), intended to file a civil action against Transco arising from its waste management practices at Transco’s compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. The DOJ stated in the letter that its complaint would seek civil penalties and injunctive relief under federal environmental laws. The DOJ offered to discuss settlement of the claim and discussions began in September 1999 and continued into 2001. In December 2001, Transco agreed to settle this matter by signing a Consent Decree which was filed with the United States District Court for the Southern District of Texas for approval. The Consent Decree provided for a civil penalty of $1.4 million, which was accrued by Transco in 2001. On May 15, 2002, the United States District Court entered, without modification, the Consent Decree signed by Transco, the EPA and the DOJ. The penalty was paid by Transco in June 2002.

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco’s operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco’s use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $30 million to $32 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2002, Transco had a balance of approximately $30 million for these estimated costs recorded in current liabilities ($3 million) and other long-term liabilities ($27 million) in the accompanying Consolidated Balance Sheet.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco’s intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

     Transco has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $30 million to $32 million range discussed above.

     Transco has been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, Transco’s estimated aggregate exposure for remediation of these sites is less than $500,000. The estimated remediation costs for all such sites have been included in Transco’s environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Since Transco meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Transco is an indirect wholly-owned subsidiary of Williams; therefore, Transco’s common stock is not publicly traded.

     Transco’s Board of Directors declared a cash dividend on common stock in the amount of $200 million on November 15, 2002. No cash dividends on common stock were declared in 2001.

ITEM 6. Selected Financial Data.

     Since Transco meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. Management’s Narrative Analysis of the Results of Operations.

GENERAL

     The following discussion and analysis of results of operations and capital resources and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8.

CRITICAL ACCOUNTING POLICIES

     Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Regulatory Accounting Transco is regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Transco’s management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

     Revenue subject to refund FERC regulations promulgate policies and procedures which govern a process to establish the rates that Transco is permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and (iii) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes.

     As a result of the ratemaking process, certain revenues collected by Transco may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. Transco records estimates of rate refund liabilities considering Transco and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2002, Transco had accrued approximately $9 million for potential rate refunds applicable to all regulatory proceedings. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate.

     Contingent liabilities Transco records liabilities for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon management’s assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated liabilities for contingent losses would be required.

     Impairment of long-lived assets Transco evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

     Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.

WILLIAMS’ RECENT EVENTS

     In 2002, Williams faced many challenges including credit and liquidity constraints following the deterioration of its sector of the energy industry in the wake of the Enron collapse and the assumption of payment obligations and performance on guarantees associated with its former telecommunications subsidiary, Williams Communications Group, Inc. (WCG). With the deterioration of the energy industry, the credit rating agencies’ requirements for investment grade companies became more stringent. Williams’ credit rating was lowered below an investment grade rating in the middle of 2002. During 2002 and more recently, Williams has sold a significant amount of assets and/or businesses and outlined plans to sell more assets to satisfy maturing debt obligations and strengthen its short-term liquidity position. In regards to the short-term, Williams, at December 31, 2002, has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004.

     During December 2001 and the first quarter of 2002, Williams announced plans to strengthen its balance sheet and support retention of its investment grade ratings. The plans included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter. Towards these plans and in satisfaction of continued liquidity demands, Williams completed debt issuances and sold one of its regulated interstate pipelines.

     During the second quarter, Williams experienced liquidity constraints, the effect of which limited Williams Energy Marketing & Trading’s (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams’ unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

     Williams experienced a substantial net loss for the second quarter of 2002 resulting primarily from a segment loss incurred by its energy marketing and trading segment. In July 2002, the major rating agencies downgraded Williams’ unsecured long-term debt credit ratings to below investment grade, reflecting the uncertainty associated with Williams’ energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams obtained two secured facilities totaling $1.3 billion and amended its existing credit agreement, which expires in July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of these agreements are not adhered to, then Williams’ lenders can declare all amounts outstanding to be immediately due and payable. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. Williams also sold assets during 2002 and is pursuing the sale of other assets to enhance liquidity.

     As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the second quarter of 2002, Transco accrued $6.8 million of pension benefits expense associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. In the third and fourth quarters, Transco accrued $2.2 million of severance costs applicable to 87 employees whose positions have been eliminated.

     On February 20, 2003, Williams outlined its planned business strategy for the next several years and believes it to be a comprehensive response to the events which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural-gas businesses and bolstering Williams’ liquidity through more asset sales, limited levels of financing at the subsidiary level and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003, including approximately $2.25 billion in newly announced offerings combined with those assets already under contract or in negotiations for sale. The specific assets and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, lender consents to sales of collateral and the short-and long-term liquidity requirements of Williams.

     The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T’s ability to attract new business. Williams has announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Transco customers. Transco cannot predict at this time to what extent business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Transco. Additionally, a recent FERC settlement, among other things, places certain restrictions on WEM&T’s ability to enter into new transportation agreements that would increase the transportation capacity that it currently holds on certain affiliated natural gas pipelines, including Transco. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 10. Subsequent Event” for a discussion of the terms of the settlement.

     At December 31, 2002, Williams has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004. Williams has indicated that available liquidity to meet these requirements and fund a reduced level of capital expenditures will be dependent on several factors, including the cash flows of retained businesses, the amount of proceeds raised from the sale of assets and the price of natural gas. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent asset sales, anticipated asset sales and available secured credit facilities, Williams has indicated that it currently believes that it has the financial resources and liquidity to meet future cash requirements through the first quarter of 2004. In the event that Williams’ financial condition does not improve or becomes worse, or if it fails to complete assets sales and reduce its commitment to its energy marketing and risk management business, Williams may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Operating Income and Net Income Transco’s operating income for 2002 was $300.8 million compared to operating income of $235.6 million for 2001. Net income for 2002 was $163.0 million compared to net income of $132.6 million for 2001.

     The higher operating income of $65.2 million was primarily the result of higher gas transportation demand revenues, the effects of the favorable settlement of Transco’s general rate case (Docket No. RP01-245) totaling $12.2 million in 2002, an $18.3 million charge to other operating costs and expenses in 2001 resulting from an unfavorable court decision, partially offset by a $17 million charge to other operating costs and expenses in 2002 associated with a FERC penalty, and other items, as discussed below. The increase in net income was attributable to the increase in operating income, partially offset by the higher deductions, as discussed below.

     Transportation Revenues Transco’s operating revenues related to its transportation services increased $79 million to $744 million for 2002 when compared to 2001. The higher transportation revenues were primarily due to increased demand revenues of $69.5 million resulting from (1) new expansion projects (MarketLink Phase 1 and Sundance, placed into service on December 19, 2001 and May 1, 2002, respectively) and (2) new rates to recover costs associated with increased rate base, rate of return and expenses contained in Transco’s general rate case (Docket No. RP01-245), which was effective September 1, 2001; the recognition of $11.0 million of revenues associated with the reversal of rate refund liabilities and other adjustments pursuant to the settlement of the general rate case in the third quarter of 2002.

     Transco’s total market-area deliveries for 2002 increased 189.6 TBtu, or 13%, when compared to 2001. This is primarily the result of increased deliveries associated with new expansion projects and peaking power plants. Transco’s production area deliveries decreased 22.3 TBtu, or 11%, when compared to 2001. This is primarily due to lower interruptible transportation, resulting from lower deliveries to other pipelines in the production area.

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

     Sales Revenues Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Item 8. Financial Statements and Supplementary Data — Notes

to Consolidated Financial Statements — 10. Subsequent Event”. Pursuant to the terms of this settlement, Transco will be providing notice to merchant sales customers that it will be terminating the merchant sales service when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Under the FS program Transco must provide two-year advance notice of termination. Therefore, Transco will notify the FS customers of its intention to terminate the FS service effective April 1, 2005. As part of the settlement, WEM&T has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of an extensive compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WEM&T.

     Through an agency agreement with Transco, WEM&T, an affiliate of Transco, manages Transco’s jurisdictional merchant gas sales, excluding Transco’s cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WEM&T remain in Transco’s name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WEM&T. Through the agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations.

     Transco’s operating revenues related to its sales services, including Transco’s cash out sales in settlement of gas imbalances, decreased $284 million to $381 million for 2002, when compared to 2001. The decrease was primarily due to a lower average sales price of $3.29 per Dt in 2002 versus $5.08 per Dt in 2001 and a lower volume of merchant sales.

     In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems, which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco’s tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. During 2001, Transco settled certain transportation imbalances through cash out purchases at market prices, which resulted in a significant increase in gas inventory during the period. This inventory is expected to decrease in future periods as transportation imbalances that require cash out sales are settled. The decrease in Inventories from December 31, 2001 to December 31, 2002, as shown on the Consolidated Balance Sheet, is due primarily to such settlements.

     Storage Revenues Transco’s operating revenues related to storage services decreased $5 million to $136 million for 2002 when compared to 2001. This revenue decrease was primarily due to lower demand revenues in 2002 resulting from the effects of Transco’s general rate case (Docket No. RP01-245), which was effective September 1, 2001, and decreased revenues to recover lower storage rates charged by others.

     Other Revenues Other operating revenues increased $5 million to $15 million for 2002 when compared to 2001, primarily due to higher environmental mitigation credit sales and services of $9 million partially offset by lower interest received on late payments from customers and lower liquids revenues.

     Operating Costs and Expenses Excluding the cost of natural gas sales of $381 million and $665 million for 2002 and 2001, respectively, Transco’s operating expenses were approximately $14 million higher in 2002 compared to 2001. The higher cost of natural gas transportation, administrative and general expense, and depreciation and amortization expense were partially offset by lower operation and maintenance expense, lower taxes other than income taxes and lower other operating costs and expenses. The higher cost of natural gas transportation of $6.4 million was primarily due to a $15.1 million reduction in 2001 related to regulatory approval of the recovery of prior year’s gas costs in Transco’s 1999 fuel tracker filing, partially offset by lower tracked fuel expense of $5.2 million in 2002 and a $3.4 million charge in 2001 for transportation and exchange gas imbalances resulting from Enron Corp.’s bankruptcy filing. The higher administrative and general expense of $22.4 million was primarily due to higher employee benefits expenses, which includes an additional pension benefit expense of $6.8 million associated with an enhanced-benefit early retirement option offered to certain Williams employee groups, the recording of $1.8 million of severance costs applicable to employees whose positions have been eliminated, a $3.6 million charge related to a cancelled computer systems project and higher property and liability insurance of $3.3 million. Depreciation and amortization increased $9.0 million due to plant and property additions and $5.0 million due to increased environmental mitigation development costs. These depreciation and amortization increases were partially offset by a decrease of $1.1 million in connection with the settlement of the general rate case (Docket No. RP01-245) in the third quarter of 2002. The lower operation and maintenance expense of $11.7 million was primarily attributable to decreases in contractual and professional services of $3.5 million, telecommunications costs of $1.6 million and other supplies and expenditures of $2.7 million. The lower taxes other than income taxes of $5.5 million was primarily due to a refund of state franchise taxes. The lower other operating costs and expenses of $10.1 million was primarily due to a charge of $18.3 million recorded in 2001 associated with the unfavorable court decision in Transco’s royalty claims proceeding with Texaco, Inc. and lower charitable contributions of $8.3 million in 2002, partially offset by a $17 million charge in 2002 associated with a FERC penalty (see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 10. Subsequent Event”).

     Other Income and Other Deductions Other income and other deductions resulted in $5.7 million higher deductions in 2002 compared to 2001. Interest expense was $3.5 million higher primarily due to a greater level of long-term debt outstanding in 2002 and the $3 million charge associated with the October 10, 2002 FERC order in Transco’s 1999 fuel tracker proceeding, mostly offset by the accruals in 2001 resulting from the unfavorable court decision in Transco’s royalty claims proceeding with Texaco, Inc. Interest income from affiliates was $4.3 million lower due primarily to lower interest rates, which are based on the London Interbank Offering Rate (LIBOR), on intercompany demand notes. The impairment of an investment in an unconsolidated affiliate in 2002 was due to the $12.3 million impairment of Transco’s investment in Independence Pipeline Company resulting from the FERC’s issuance of an order on July 19, 2002, vacating Independence’s certificate to construct the Independence Pipeline project. Miscellaneous other (income) deductions, net reflected higher income of $11.9 million primarily as a result of a gain of $11.0 million associated with the disposition of securities received through a mutual insurance company reorganization and lower costs of $2.9 million related to Transco’s sale of receivables program which expired in July 2002.

2001 COMPARED TO 2000

     Operating Income and Net Income Transco’s operating income for 2001 was $235.6 million compared to operating income of $311.9 million for 2000. Net income for 2001 was $132.6 million compared to net income of $191.8 million for 2000.

     The lower operating income of $76.3 million was primarily the result of lower gas transportation and storage revenues, higher operation and maintenance expenses and higher depreciation and amortization expense, partly offset by lower cost of natural gas transportation, as discussed below. In addition, $18.3 million was charged to other operating costs and expenses resulting from an unfavorable court decision in Transco’s royalty claims proceeding with Texaco, Inc. as discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 herein. The decrease in net income was attributable to the decrease in operating income, higher interest expense and lower interest income. The higher interest expense was due to $19.1 million of interest accrued as a result of the royalty claims proceeding described above, partially offset by adjustments in 2000 to estimates of interest associated with the recovery of prior years’ tracked gas costs. The lower interest income was due to a reduction in advances to affiliates and lower rates. These decreases to net income were partially offset by a higher allowance for funds used during construction due primarily to a greater amount of capital projects under construction.

     Transportation Revenues Transco’s operating revenues related to its transportation services decreased $58 million to $665 million for 2001 when compared to 2000. The lower transportation revenues were primarily due to a positive adjustment in the second quarter of 2000 to the reserve for rate refunds in Transco’s general rate case Docket No. RP97-71 ($62.7 million) and a decrease in tracked transportation revenue ($7.7 million) primarily due to lower tracked fuel costs and Gas Research Institute charges billed to customers. This was partly offset by higher demand revenues ($12.6 million) resulting from pipeline expansion projects and the effects of Transco’s general rate case Docket No. RP01-245, which was effective September 1, 2001.

     Based on Transco’s evaluation of the FERC’s March 17, 2000 order in Transco’s general rate case Docket No. RP97-71 and requests by several parties for rehearing of the FERC’s order, Transco reduced its reserve for rate refunds ($62.7 million of principal and $8.5 million of interest) in the second quarter of 2000 to reflect its conclusion that the risk associated with certain of the issues in this proceeding has been eliminated. On January 24, 2001, the FERC issued an order denying all of the requests for rehearing of the March 17, 2000 order.

     Transco’s total market-area deliveries for 2001 decreased 86.0 TBtu, or 6%, when compared to 2000. This is primarily the result of higher natural gas prices and the use of alternative fuels by customers. Transco’s production area deliveries for 2001 decreased 60.1 TBtu, or 23%, when compared to 2000. This is primarily due to decreased liquefiables transportation, resulting from the effects of higher natural gas prices on the level of natural gas liquids processing activity, and lower interruptible transportation, resulting from lower deliveries to other pipelines in the production area.

     Sales Revenues Transco’s operating revenues related to its sales services, including Transco’s cash out sales in settlement of gas imbalances, decreased $476 million to $665 million for 2001, when compared to 2000. The decrease was primarily due to lower long-term sales volumes due to the expiration of several FS contracts in 2001 and lower cash out sales volumes related to the monthly settlement of imbalances, partially offset by a higher average sales price of $5.08 per Dt in 2001 versus $3.94 per Dt in 2000.

     Storage Revenues Transco’s operating revenues related to storage services decreased $3 million to $141 million for 2001 when compared to 2000. This revenue decrease was primarily due to lower demand revenues in 2001 resulting from the effects of Transco’s general rate case Docket No. RP01-245, which was effective September 1, 2001 and lower commodity revenues resulting from higher inventory levels in mid-2001 and milder winter weather, partially offset by increased revenues to recover higher storage rates charged by others.

     Other Revenues Other operating revenues increased $2 million to $10 million for 2001 when compared to 2000, primarily due to higher liquids revenue and higher Parking and Borrowing Service revenues.

     Operating Costs and Expenses Excluding the cost of natural gas sales of $665 million and $1,141 million for 2001 and 2000, respectively, Transco’s operating expenses were approximately $17 million higher in 2001 compared to 2000. The lower cost of natural gas transportation was more than offset by higher operation and maintenance expense, higher depreciation and amortization, higher taxes other than income taxes and higher other operating costs and expenses. The lower cost of natural gas transportation ($20.6 million) was primarily due to regulatory approval in 2001 to recover prior years’ gas costs in Transco’s 1999 fuel tracker filing ($15.1 million) combined with a $6.4 million loss accrual recorded in 2000 associated with the settlement of historical transportation and exchange gas imbalances. This was partially offset by an additional $3.4 million charge in the fourth quarter of 2001 for transportation and exchange gas imbalances resulting from Enron Corp.’s bankruptcy filing. The higher operation and maintenance expense ($9.5 million) was primarily attributable to higher charges from others to operate certain Transco facilities ($8.6 million), permitting costs ($1.6 million) and contractual services expense ($1.5 million), partially offset by lower labor and employee expense ($2.4 million). The higher depreciation and amortization ($8.3 million) was due primarily to plant and property additions. The higher taxes other than income taxes ($1.4 million) was due to higher ad valorem taxes. The higher other operating costs and expenses ($18.7 million) was primarily due to the unfavorable court decision in Transco’s royalty claims proceeding with Texaco, Inc.

EFFECT OF INFLATION

     Transco generally has experienced increased costs due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Transco’s property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Transco believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit Transco’s ability to price services or products based upon inflation’s effect on costs.

CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     Transco funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the Credit Agreement and, if required, by advances from WGP. Historically, Transco also funded its capital requirements through a sale of receivables program. In July 2002, Transco’s sale of receivables program expired and was not renewed.

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At December 31, 2002, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Transco’s credit ratings (discussed below), interest rates on future financings will be higher. Transco believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million Credit Agreement, under which Transco can borrow up to $400 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the LIBOR. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Transco will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitments from participating banks had been reduced to $463 million, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement. Transco’s assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

     In August 2001, Transco issued $300 million of Series A notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption anytime, at Transco’s option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2002, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the notes were used to fund capital expenditures and for general corporate purposes.

     On July 3, 2002, Transco issued $325 million of Series A notes (8.875% Notes), which pay interest on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption anytime, at Transco’s option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2003, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the 8.875% Notes were used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that matured on September 15, 2002 and for general corporate purposes.

     As a participant in Williams’ cash management program, Transco and its subsidiaries have advances to and from Williams through Transco’s parent company, WGP. At December 31, 2002, the advances due Transco by WGP totaled $136 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Transco’s current credit ratings as determined by Moody’s Investors Service and Standard & Poor’s. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Transco and its subsidiaries.

     In the event that Williams’ financial condition does not improve or becomes worse, or if it fails to realize sufficient proceeds from the remaining planned asset sales, it may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding. Transco cannot predict with certainty what impact such action, if it were to occur, would have on Transco. Under the equitable doctrine of substantive consolidation, a bankruptcy court may consolidate and pool the assets and liabilities of a subsidiary with those of the parent. Transco cannot provide assurance that Williams, WGP or their creditors would not attempt to advance substantive consolidation claims in the event of a Williams bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to allow the substantive consolidation of Transco’s assets and liabilities in the context of a bankruptcy filing, Transco’s financial condition, operations and ability to meet its obligations would be materially adversely affected.

     On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) that proposes restrictions on various types of cash management programs employed by companies in the energy industry, such as Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder’s equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

     Through July 2002, Transco had agreements to sell, on an ongoing basis, certain of its trade accounts receivable through revolving securitization structures and retained servicing responsibilities as well as a subordinate interest in the transferred receivables. Transco accounted for the securitization of trade accounts receivable in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables were removed from the Consolidated Balance Sheet and a retained interest was recorded for the amount of receivables sold in excess of cash received. At December 31, 2001, approximately $96 million of accounts receivable that would otherwise be Transco’s receivables were sold to a special purpose entity (SPE) in exchange for $64 million in cash and a $32 million subordinated retained interest in the accounts receivable sold to the SPE. The sale of receivables program expired on July 25, 2002 and was not renewed.

     Transco determined the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions were updated periodically based on actual results, thus the estimated credit loss and discount rates utilized were materially consistent with historical performance. The fair value of the servicing responsibility was estimated based on internal costs, which approximate market. Costs associated with the sale of receivables are included in miscellaneous other (income) deductions, net on the Consolidated Statement of Income. The sales of accounts receivable resulted in a net charge to results of operations of approximately $0.9 million and $5.3 million in 2002 and 2001, respectively. The retained interest in accounts receivable sold to the SPE were subject to credit risk to the extent that these receivables were not collected.

     Through a wholly-owned subsidiary, Transco holds a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58% fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities.” Transco adopted these standards effective January 1, 2001. As such, Transco’s equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income. For the year ended December 31, 2002 and 2001, Transco’s equity interest in an unrealized loss on Pine Needle’s hedge was $1.7 million and $0.6 million, respectively. The swap agreement is for the notional amount of $53.5 million of debt, which was still the amount outstanding at December 31, 2002, and applies to the long-term financing of Pine Needle with a total borrowing capacity of $53.5 million. The interest rate swap is settled quarterly. The swap agreement was effective March 31, 1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.

CREDIT RATINGS

     Transco has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or Transco’s credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).

     During 2002, the rating agencies reduced Transco’s credit ratings on its senior unsecured long-term debt, as follows:

Moody’s Investors Service	Baa1 to B3
Standard & Poor’s	BBB+ to B+
Fitch Ratings	BBB+ to BB-

     Currently, Moody’s Investors Service and Standard & Poor’s have Transco’s credit ratings on “negative outlook” and “negative watch”, respectively. The rating agencies have reduced Transco’s credit ratings due to concerns about the sufficiency of Williams’ operating cash flow in relation to its debt as well as the adequacy of Williams’ liquidity. The ratings remain under review pending the execution of Williams’ plan to strengthen its financial position. With the reduced credit ratings, Transco expects interest rates on future financings will be higher than they otherwise would have been.

CAPITAL EXPENDITURES

     As shown in the table below, Transco’s capital expenditures and investments in affiliates for 2002 included $282 million for market-area projects, primarily for the MarketLink and Momentum projects, $17 million for supply-area projects and $167 million for maintenance of existing facilities and other projects. Transco is estimating approximately $239 million of capital expenditures in the year 2003 related to expansion projects in the market area, primarily the Momentum, MarketLink, and Trenton-Woodbury projects, supply area projects and the maintenance of existing facilities, including expenditures required under the Federal Clean Air Act and Clean Air Act Amendments of 1990.

	Estimate	Actual

Capital Expenditures and
Investments in Affiliates	2003	2002	2001	2000

		(In millions)
Market-Area Projects	$112.2	$282.0	$182.6	$125.5
Supply-Area Projects	5.7	17.0	10.0	2.1
Maintenance of Existing Facilities and Other Projects	121.1	166.8	189.1	211.5
Investment in Affiliates	—	0.2	1.7	2.1

Total Capital Expenditures and Investments in Affiliates	$239.0	$466.0	$383.4	$341.2

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     Contractual obligations The table below summarizes some of the more significant contractual obligations and commitments by period (in millions).

				Total
	Long-Term	Operating	Capital	Contractual
Period	Debt	Leases	Commitments	Obligations

2003	$—	$7.9	$36.6	$44.5
2004	—	2.5	0.5	3.0
2005	200.0	2.5	—	202.5
2006	—	2.0	—	2.0
2007	—	0.3	—	0.3
After 2007	932.5	—	—	932.5

Total	$1,132.5	$15.2	$37.1	$1,184.8

     Rate and regulatory refunds As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 8 herein, Transco filed a general rate case (Docket No. RP01-245) and placed new rates into effect on September 1, 2001. On July 23, 2002, the FERC issued an order approving the Settlement in the rate case. The Settlement became effective October 1, 2002. Rate refunds required under the Settlement, covering the period September 1, 2001 through September 30, 2002, totaled approximately $140 million, including interest, and were paid in late November 2002.

     Regulatory and legal proceedings As discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, Transco cannot predict the actual timing of resolution or the ultimate amounts, which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.

     Environmental matters As discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco’s operations related to the construction and operation of its pipeline facilities. Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco’s intent to continue seeking recovery of such costs, as incurred, through rate filings.

     Long-term gas purchase contracts Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco’s estimated purchase commitments under such gas purchase contracts are not material to Transco’s total gas purchases.

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

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

     At December 31, 2002, Transco’s debt portfolio included only fixed rate issues. The following table provides information about Transco’s long-term debt, including current maturities, as of December 31, 2002. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2002	Expected Maturity Date

	2003	2004	2005	2006

	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$200	$—
Interest rate	7.44%	7.44%	7.67%	7.68%

December 31, 2002	Expected Maturity Date

	2007	Thereafter	Total	Fair Value

	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$933	$1,133	$1,042
Interest rate	7.68%	7.59%

ITEM 8. Financial Statements and Supplementary Data

Page

Report of Independent Auditors	33
Consolidated Statement of Income	34
Consolidated Balance Sheet	35-36
Consolidated Statement of Common Stockholder’s Equity	37
Consolidated Statement of Comprehensive Income	38
Consolidated Statement of Cash Flows	39-40
Notes to Consolidated Financial Statements	41-71

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Transcontinental Gas Pipe Line Corporation

     We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 5, 2003,
Except for Note 10, as to which the date is
March 17, 2003

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Operating Revenues:
Natural gas sales	$380,721	$665,011	$1,141,281
Natural gas transportation	744,390	664,806	722,619
Natural gas storage	135,682	141,219	144,272
Other	15,489	9,972	8,064

Total operating revenues	1,276,282	1,481,008	2,016,236

Operating Costs and Expenses:
Cost of natural gas sales	380,721	665,011	1,141,288
Cost of natural gas transportation	31,468	25,099	45,658
Operation and maintenance	173,247	184,985	175,479
Administrative and general	148,533	126,144	126,147
Depreciation and amortization	187,117	174,220	165,877
Taxes — other than income taxes	33,819	39,263	37,904
Other	20,593	30,709	11,964

Total operating costs and expenses	975,498	1,245,431	1,704,317

Operating Income	300,784	235,577	311,919

Other (Income) and Other Deductions:
Interest expense — affiliates	175	313	387
— other	92,107	88,431	76,484
Interest income — affiliates	(13,287)	(17,537)	(40,057)
— other	(1,543)	(5)	(2)
Allowance for equity and borrowed funds used during construction (AFUDC)	(30,571)	(28,963)	(17,522)
Equity in earnings of unconsolidated affiliates	(7,799)	(8,447)	(8,117)
Impairment of investment in unconsolidated affiliate	12,275	—	—
Miscellaneous other (income) deductions, net	(24,953)	(13,041)	(6,861)

Total other (income) and other deductions	26,404	20,751	4,312

Income before Income Taxes	274,380	214,826	307,607
Provision for Income Taxes	111,339	82,250	115,806

Net Income	$163,041	$132,576	$191,801

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash	$6,183	$472
Receivables:
Trade	112,612	16,206
Receivable — TGPL Enterprises, Inc.	—	32,032
Other affiliates	23,725	79,209
Advances to affiliates	136,147	324,073
Federal income taxes receivable from affiliate	—	7,466
State income taxes	3,689	3,822
Other	12,979	6,688
Transportation and exchange gas receivables	10,362	15,353
Inventories:
Gas in storage, at LIFO	25,419	30,751
Materials and supplies, at lower of average cost or market	30,914	31,659
Gas available for customer nomination, at average cost	22,543	53,037
Deferred income taxes	25,465	55,073
Other	16,039	19,241

Total current assets	426,077	675,082

Long-term advances to affiliates	—	20,679

Investments, at cost plus equity in undistributed earnings	43,368	62,228

Property, Plant and Equipment:
Natural gas transmission plant	5,602,497	5,170,692
Less — Accumulated depreciation and amortization	1,313,142	1,136,126

Total property, plant and equipment, net	4,289,355	4,034,566

Other Assets	210,732	191,861

	$4,969,532	$4,984,416

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,

	2002	2001

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$66,852	$69,088
Affiliates	58,718	44,030
Advances from affiliates	3,022	7,970
Other	36,124	20,305
Transportation and exchange gas payable:
Affiliates	—	176
Others	10,605	10,690
Accrued liabilities:
Federal income taxes payable to affiliate	22,510	—
Other taxes	18,469	11,868
Interest	32,413	36,719
Employee benefits	53,414	59,020
Other	19,865	39,145
Reserve for rate refunds	9,247	60,681
Current maturities of long-term debt	—	283,056

Total current liabilities	331,239	642,748

Long-Term Debt	1,123,136	797,994

Other Long-Term Liabilities:
Deferred income taxes	903,814	910,239
Other	134,830	111,495

Total other long-term liabilities	1,038,644	1,021,734

Commitments and contingencies (Note 2)
Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	833,123	870,082
Accumulated other comprehensive loss	(9,040)	(572)

Total common stockholder’s equity	2,476,513	2,521,940

	$4,969,532	$4,984,416

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	870,082	740,983	570,798
Add (deduct):
Net income	163,041	132,576	191,801
Cash dividend on common stock	(200,000)	—	—
Non-cash dividends on common stock	—	(3,477)	(21,616)

Balance at end of period	833,123	870,082	740,983

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(572)	—	—
Add (deduct):
Net loss	(1,081)	(572)	—

Balance at end of period	(1,653)	(572)	—

Minimum Pension Liability:
Balance at beginning of period	—	—	—
Add (deduct):
Net loss	(7,387)	—	—

Balance at end of period	(7,387)	—	—

Balance at end of period	(9,040)	(572)	—

Total Common Stockholder’s Equity	$2,476,513	$2,521,940	$2,393,413

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Net income	$163,041	$132,576	$191,801
Equity interest in unrealized loss on interest rate hedge	(1,081)	(572)	—
Minimum pension liability adjustment	(7,387)	—	—

Total comprehensive income	$154,573	$132,004	$191,801

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$163,041	$132,576	$191,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,874	178,214	169,681
Deferred income taxes	28,428	29,500	16,451
Provision for loss on property	2,848	—	—
Impairment of investment in unconsolidated affiliate	12,275	—	—
Allowance for equity funds used during construction (Equity AFUDC)	(22,660)	(21,599)	(12,253)
Changes in operating assets and liabilities:
Receivables	(29,650)	(76,903)	11,702
Receivable — TGPL Enterprises, Inc.	32,032	84,126	(91,372)
Transportation and exchange gas receivable	4,991	5,476	25,325
Inventories	36,571	(30,037)	(8,598)
Payables	18,827	(122,230)	76,439
Transportation and exchange gas payable	(261)	4,311	(2,071)
Accrued liabilities	2,621	(8,164)	20,085
Reserve for rate refunds	(51,434)	28,771	(127,722)
Other, net	(9,957)	(34,901)	8,652

Net cash provided by operating activities	372,546	169,140	278,120

Cash flows from financing activities:
Additions to long-term debt	317,119	299,205	—
Retirement of long-term debt	(275,000)	(192,500)	—
Debt issue costs	(3,095)	(2,235)	—
Common stock dividends paid	(200,000)	—	—
Change in cash overdrafts	18,179	(8,508)	12,432
Advances from affiliates-net	(4,948)	3,308	(561)

Net cash provided by (used in) financing activities	(147,745)	99,270	11,871

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(457,084)	(388,156)	(335,757)
Changes in accounts payable	(8,735)	6,489	(3,332)
Sale of assets	—	—	180
Advances to affiliates, net	209,648	113,633	42,235
Investments in affiliates, net	(152)	(1,736)	(2,079)
Other, net	37,233	1,301	8,450

Net cash used in investing activities	(219,090)	(268,469)	(290,303)

Net increase (decrease) in cash	5,711	(59)	(312)
Cash at beginning of period	472	531	843

Cash at end of period	$6,183	$472	$531

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$81,396	$60,903	$78,996
Income taxes paid	53,514	105,409	77,069
Income tax refunds received	(426)	—	(118)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies	41
2.	Contingent Liabilities and Commitments	48
3.	Debt, Financing Arrangements and Leases	61
4.	Employee Benefit Plans	64
5.	Income Taxes	66
6.	Financial Instruments	67
7.	Transactions with Major Customers and Affiliates	68
8.	Impairments	69
9.	Quarterly Information (Unaudited)	70
10.	Subsequent Event	71

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Regulatory accounting Transco is regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Transco’s management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

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

     As a participant in Williams’ cash management program, Transco and its subsidiaries have advances to and from Williams through Transco’s parent company, WGP. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is the London Interbank Offered Rate (LIBOR) plus a rate ranging from 0.625% to 3.500% per annum.

     Through an agency agreement with Transco, Williams Energy Marketing & Trading Company (WEM&T), (formerly Williams Energy Services Company) an affiliate of Transco, manages Transco’s jurisdictional merchant gas sales. The long-term purchase agreements managed by WEM&T remain in Transco’s name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WEM&T. Through the agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on its operating income or results of operations. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Note 10. Subsequent Event.”

     Principles of consolidation The consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity investments as of December 31, 2002 and 2001 primarily consist of Cardinal Pipeline Company, LLC with ownership interest of 45%, Pine Needle LNG Company, LLC with ownership interest of 35% and Independence Pipeline Company, LLC with ownership interest of 33%.

     Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, Transco evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, property, plant and equipment and other long-lived assets, income taxes, pensions and other postretirement benefits and contingent liabilities. Transco bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     Revenue recognition Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. As a result of the ratemaking process, certain revenues collected by Transco may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. Transco records estimates of rate refund liabilities considering Transco and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

     Contingent liabilities Transco records liabilities for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon management’s assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated liabilities for contingent losses would be required.

     Property, plant and equipment Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. The carrying values of these assets are also based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. These estimates, assumptions and judgments reflect FERC regulations, as well as historical experience and expectations regarding future industry conditions and operations. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; certain other gains or losses are recorded in net income.

     Transco provides for depreciation using the straight-line method at FERC prescribed rates, including negative salvage for offshore transmission facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2002, 2001, and 2000 are as follows:

Category of Property	2002	2001	2000

Gathering facilities	0%-3.80%	2.60%-3.80%	2.60%-3.80%
Storage facilities	2.50%	2.50%	2.50%
Onshore transmission facilities	2.35%	2.35%	2.35%
Offshore transmission facilities	0.85%-1.50%	1.50%	1.50%

     Under the terms of a settlement in Transco’s general rate case in Docket No. RP01-245, which established rates effective September 1, 2001, Transco agreed to reduce the depreciation rate for small offshore transmission facilities and discontinue depreciation on onshore production and gathering facilities. The reduction in the depreciation rate had no effect on operating or net income due to an offsetting reduction in operating revenues, but did result in lower cash flows from operations. The reduction in the rate was recorded in 2002, retroactive to September 1, 2001.

     Impairment of long-lived assets Transco evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

     Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

     Accounting for repair and maintenance costs Transco accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. All other costs are expensed as incurred.

     Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity finds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $7.9 million, $7.4 million, and $5.3 million for 2002, 2001 and 2000, respectively. The allowance for equity funds was $22.7 million, $21.6 million, and $12.2 million for 2002, 2001 and 2000, respectively.

     Accounting for income taxes Williams and its wholly-owned subsidiaries, which includes Transco, file a consolidated federal income tax return. It is Williams’ policy to charge or credit Transco with an amount equivalent to its federal income tax expense or benefit computed as if Transco had filed a separate return.

     Transco uses the liability method of accounting for income taxes which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in Transco’s assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid.

     Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 2002 and 2001, Transco had no allowance for doubtful accounts.

     Securitizations and transfers of financial instruments Through July 2002, Transco had agreements to sell, on an ongoing basis, certain of its trade accounts receivable through revolving securitization structures and retained servicing responsibilities as well as a subordinate interest in the transferred receivables. Transco accounted for the securitization of trade accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables were removed from the Consolidated Balance Sheet and a retained interest was recorded for the amount of receivables sold in excess of cash received. The sale of receivables program expired on July 25, 2002 and was not renewed.

     Transco determined the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions were updated periodically based on actual results, thus the estimated credit loss and discount rates utilized were materially consistent with historical performance. The fair value of the servicing responsibility was estimated based on internal costs, which approximate market. Costs associated with the sale of receivables are included in miscellaneous other (income) deductions, net on the Consolidated Statement of Income.

     Advances to affiliates As a participant in Williams’ cash management program, Transco makes advances to and receives advances from Williams through WGP. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectibility is reasonably assured.

     Gas imbalances In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco’s tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets or current liabilities December 31, 2002 and 2001.

     Gas inventory Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. Transco utilizes the average cost method of accounting for gas available for customer nomination.

     Cash flows from operating activities and cash equivalents Transco uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. Transco includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

     Comprehensive income Through a wholly-owned subsidiary, Transco holds a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). In 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities.” Transco adopted these standards effective January 1, 2001. As such, Transco’s equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income.

     At December 31, 2002, Transco recorded a minimum pension liability of $7.4 million, net of $4.6 million tax, which is included as a component of Transco’s other comprehensive loss for the year 2002.

     Employee stock-based awards Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The Williams’ plans are described more fully in Note 4. The following table illustrates the effect on Transco’s net income if Transco had applied the fair value recognition provisions of SFAS No. 123,“Accounting for Stock-Based Compensation”.

	2002	2001	2000

	(Thousands of Dollars)
Net income, as reported	$163,041	$132,576	$191,801
Add:
Stock based employee compensation expense included in the Consolidated Statement of Income, net of related tax effects	98	2,024	330
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,017)	(3,262)	(3,877)

Pro forma net income	$161,122	$131,338	$188,254

     Pro forma amounts for 2002 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2002 and 2001. Pro forma amounts for 2001 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2001. Pro forma amounts for 2000 include compensation expense from certain awards made in 1999 and the total compensation expense from awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     New accounting standards In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with the impact of adoption to be reported as a cumulative effect of change in accounting principle.

     Transco adopted the new rules on asset retirement obligations on January 1, 2003. Transco has not recorded liabilities for pipeline transmission assets and gas gathering systems. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable. Accordingly, the adoption of the new rules did not have a material effect on Transco's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the accounting and reporting provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the accounting and reporting provisions of APB Opinion No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. Transco adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on Transco’s financial position or results of operations.

     In the second quarter of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13, “Accounting for Leases,” require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of this statement related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Transco’s results of operations and financial position. Because Transco follows the accounting prescribed by SFAS No. 71, in subsequent reporting periods, gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

     Also in the second quarter of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002; hence, initial adoption of this statement on January 1, 2003, did not have any impact on Transco’s results of operations or financial position.

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The prospective method of transition under SFAS No.123 is an option to the entities that adopt the recognition provisions under this statement in a fiscal year beginning before December 15, 2003. In addition, SFAS No.48 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS No.148, pro forma disclosures will be required in a specific tabular format in the “Summary of Significant Accounting Policies”. Transco has adopted the disclosure requirements of this statement effective December 31, 2002. The adoption had no effect on Transco’s consolidated financial position or results of operations. Transco continues to account for Williams stock-based compensation plans under APB Opinion No. 25. See “Employee stock-based awards” in this note.

     The FASB issued FASB Interpretation (FIN) No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the initial recognition at fair value of guarantees issued or modified after December 31, 2002, and expands the disclosure requirements for guarantees. Initial adoption of this Interpretation did not have any impact on Transco’s results of operations or financial position. The expanded disclosure requirements have been incorporated in this annual report.

     The FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. As of December 31, 2002, Transco has no variable interest entities as defined by FIN No. 46.

     Reclassifications Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

     General rate case (Docket No. RP01-245) On March 1, 2001, Transco submitted to the FERC a general rate filing principally designed to recover costs associated with an increase in rate base resulting from additional plant, an increase in rate of return and related taxes, and an increase in operation and maintenance expenses. The filing reflected an annual cost of service increase of approximately $227 million over the cost of service underlying the rates reflected in the settlement of Transco’s Docket No. RP97-71 rate proceeding, as subsequently adjusted pursuant to the terms of that settlement and FERC orders resolving issues reserved by the settlement for FERC decision. The filing also reflected certain changes to Transco’s tariff, cost allocation and rate design methods, including, among other things, the roll-in of Transco’s Mobile Bay expansion project, and a pro forma proposal to roll-in the costs of Transco’s SunBelt, Pocono and Cherokee expansion projects.

     On March 28, 2001, the FERC issued an order accepting and suspending Transco’s March 1, 2001 general rate filing to be effective September 1, 2001, subject to refund and the outcome of a hearing. On August 31, 2001, Transco filed a motion to place the rates into effect on September 1, 2001, in accordance with the FERC’s March 28, 2001 order. On September 27, 2001, the FERC accepted that filing, subject to certain conditions, including the condition that Transco file tariff sheets reflecting the elimination of costs associated with facilities that the FERC had approved for abandonment in various spin-down proceedings discussed below. On October 9, 2001, Transco filed a request for rehearing of that condition.

     On December 19, 2001, the FERC issued an order on rehearing of its September 27, 2001 order. In the December 19 order, the FERC granted rehearing of the requirement that Transco adjust its rates to eliminate costs related to the facilities that have not yet been abandoned and transferred, but denied rehearing of that requirement with respect to certain facilities that were abandoned and transferred effective December 1, 2001 since Transco no longer owns those facilities and the facilities are no longer used by Transco to provide jurisdictional service. As to the facilities that have not yet been abandoned and transferred, the FERC issued orders in Docket Nos. CP01-34, CP01-103 and CP01-368, among other things, directing Transco to “show cause” why it should not be required to file revised rates reflecting the removal of the costs associated with those facilities effective with the date the facilities are abandoned and transferred. As to the facilities that were abandoned and transferred effective December 1, 2001, the FERC directed that Transco file revised tariff sheets to be effective December 1, 2001, reflecting the removal of the costs of the facilities that were abandoned and transferred.

     On January 18, 2002, Transco filed answers to the “show cause” orders in Docket Nos. CP01-34, CP01-103 and CP01-368, stating that it should not be required to adjust its rates upon abandonment and transfer of the facilities but that the rate effects should be addressed in the next general rate case following any abandonment and transfer of the facilities. On January 18, 2002, Transco also filed a request for rehearing of the December 19, 2001 order with respect to the facilities that were abandoned and transferred effective December 1, 2001, stating that it should not be required to adjust its rates effective December 1, 2001, and that the rate effects of that abandonment and transfer should be addressed in Transco’s next general rate case. Subject to that request for rehearing, Transco filed on January 18, 2002 a compliance filing to adjust its rates, effective December 1, 2001, to reflect the removal of the costs of the facilities that were abandoned and transferred. On February 28, 2002, the FERC issued an order on Transco’s January 18, 2002 filing, consolidating the issues concerning whether Transco’s filing complies with the directive of the December 19, 2001 order with the hearing established in this general rate case proceeding, and accepting the January 18, 2002 filing effective December 1, 2001, subject to refund, the outcome of rehearing of the December 19, 2001 order and the outcome of the hearing in Docket No. RP01-245.

     On April 12, 2002, Transco filed a Stipulation and Agreement (Settlement) for approval by the FERC, which resolves all cost of service, throughput and throughput mix issues, with the exception of one cost of service issue related to the valuation of certain right-of-way access for the installation of a fiber optic system by a then Transco affiliate, the resolution of which is to be applied prospectively. The Settlement also contains provisions that resolve various cost allocation, tariff and other matters, including provisions to resolve all issues related to Transco’s January 18, 2002 compliance filing to adjust Transco’s rates effective December 1, 2001 to reflect the removal of the cost of facilities that were abandoned and transferred, the requests for rehearing of the FERC’s December 19, 2001 order requiring that filing, the “show cause” requirement in the FERC’s December 19, 2001 orders in Docket Nos. CP01-34, CP01-103 and CP01-368, and certain other proceedings that were consolidated with or made subject to the outcome of the proceedings in Docket No. RP01-245. Issues not resolved by the Settlement are reserved for litigation or further settlement. Such issues include various cost allocation, rate design and tariff matters, and the cost of service issue described above.

Pursuant to the terms of the Settlement, the resolution of those issues will be made effective prospectively, with the exception of the issue of whether the costs of Transco’s Mobile Bay expansion project should be rolled into Transco’s system rates or recovered from the Mobile Bay expansion shipper on an incremental basis. The parties have reserved the right to argue whether the resolution of the Mobile Bay issue should be made effective either prospectively or retroactive to September 1, 2001. Transco’s rates effective September 1, 2001 are based on the roll-in of the costs of the Mobile Bay expansion project. On July 23, 2002, the FERC issued an order approving the Settlement as in the public interest, and the Settlement became effective on October 1, 2002. In the third quarter of 2002, as a result of the FERC’s approval of the Settlement, Transco recorded additional revenues of $28 million, reduced depreciation expense by $3 million, reversed interest expense of $0.5 million, and reduced its estimated reserve for rate refunds by $24.5 million. Rate refunds required under the Settlement totaling approximately $140 million, including interest, were paid in late November 2002. Transco previously provided a reserve for the refunds.

     On July 10, 2002, Transco filed a stipulation and agreement resolving one of the rate design issues reserved for litigation in the Settlement relating to Transco’s interruptible storage service. On September 23, 2002, the FERC approved the July 10, 2002 stipulation and agreement, and the stipulation and agreement became effective on December 1, 2002.

     The remaining issues reserved for litigation by the Settlement were litigated before an Administrative Law Judge (ALJ) in July 2002. On December 3, 2002, the ALJ issued his initial decision on the issues not resolved by the Settlement. In the initial decision, the ALJ determined that (1) no change to Transco’s tariff right of first refusal provisions is required, (2) Transco should not be required to convert certain of its Part 157 bundled storage services to Part 284 services, (3) Transco must modify certain of its tariff scheduling procedures for shippers taking released capacity, (4) Transco’s existing Rate Schedule GSS bundled storage service is just and reasonable, (5) Transco’s recovery of the costs of its Mobile Bay Expansion project on a rolled-in basis is unjust and unreasonable, (6) Transco’s proposal to roll-in the costs of its Cherokee, Pocono and SunBelt projects is unjust and unreasonable, (7) Transco must modify its tariff to establish incremental fuel and electric power charges for its Mobile Bay Expansion, Cherokee and SouthCoast projects, (8) Transco’s current allocation of storage costs to its transportation services is just and reasonable subject to Transco including a portion of its Rate Schedule LNG storage costs in that allocation, (9) Transco must unbundle its Emergency Eminence Storage withdrawal service, (10) Transco’s pooling point in its Rate Zone 4 is unjust and unreasonable and Transco must adopt a “paper” pooling method for that zone, (11) Transco must revise its method for the allocation of operation and maintenance and administrative and general costs to incremental projects, (12) Transco must revise its method for the allocation of administrative and general costs to LNG services and (13) Transco’s existing treatment of the arrangement with its former affiliate relating to right of way is just and reasonable. As stated above, pursuant to the terms of the Settlement, the resolution of all of those issues are effective prospectively, with the exception of the issue of the roll-in of the costs of Transco’s Mobile Bay expansion project, the resolution of which the parties have reserved the right to argue should be made effective either prospectively or retroactive to September 1, 2001. As to that issue, the ALJ determined that Transco has the burden of establishing that roll-in of that project is just and reasonable, but did not address the issue of any potential refunds. Transco’s rates effective September 1, 2001 are based on the roll-in of the Mobile Bay Expansion project. The ALJ’s initial decision is subject to review by the FERC.

     General rate case (Docket No. RP97-71) On November 1, 1996, Transco submitted to the FERC a general rate case filing principally designed to recover costs associated with increased capital expenditures.

These increased capital expenditures primarily relate to system reliability, integrity and Clean Air Act compliance.

     When stated on a comparable basis, the rates Transco placed into effect on May 1, 1997, subject to refund, represented an annual cost of service increase of approximately $47 million over the cost of service underlying the rates contained in the settlement of Transco’s last general rate filing (Docket No. RP95-197).

     The filing also included (1) a pro-forma proposal to roll-in the costs of Transco’s Leidy Line and Southern expansion incremental projects and (2) a pro-forma proposal to make interruptible transportation (IT) backhaul rates equal to the IT forward haul rates.

     On November 29, 1996, the FERC issued an order accepting Transco’s filing, suspending its effectiveness until May 2, 1997 (subsequently revised, on rehearing, to May 1, 1997) and establishing a hearing to examine the reasonableness of Transco’s proposed rates. In addition, the order consolidated Transco’s pro forma roll-in proposal with the Phase II hearing in Docket No. RP95-197. With the exception of the roll-in issue consolidated with Docket No. RP95-197, which is discussed below, and one issue remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) relating to the rate paid by a shipper under its firm transportation contract, all issues in this proceeding have been resolved through settlement or litigation.

     General rate case (Docket No. RP95-197) On March 1, 1995, Transco filed with the FERC a general rate case that proposed changes in the rates for Transco’s transportation, sales and storage service rate schedules effective April 1, 1995. On March 31, 1995, the FERC issued an order on Transco’s filing, which accepted and suspended the tariff sheets relating to Transco’s rates, to be effective September 1, 1995, subject to refund, and established hearing procedures. Through settlement and litigation, all issues in this proceeding have been resolved, except certain cost allocation and rate design issues discussed below.

     A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco’s roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that Transco’s existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco had demonstrated that its proposed rolled-in rate treatment was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco’s roll-in proposal. Several parties filed requests for rehearing of the FERC’s April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the D.C. Circuit Court of the FERC’s April 16, 1999, March 28, 2001 and June 13, 2001 orders, and on January 17, 2003, the D.C. Circuit Court entered its judgment denying that petition for review. On March 3, 2003, the parties filed a petition for rehearing en banc (by all of the judges on the court) of the D.C. Circuit Court’s judgment denying their petition for review.

     On April 4, 2000, the ALJ issued an initial decision on the remanded issues relating to the implementation of Transco’s roll-in proposal. The ALJ ruled in favor of Transco’s positions, with the exception of one of Transco’s proposed cost allocation changes and a requirement that the roll-in of the costs of the incremental projects into Transco’s system rates be phased in over a three-year period. On October 12, 2001 the FERC issued an order on the ALJ’s April 4, 2000 initial decision which generally upholds the decision, with the exception of the ALJ’s approval of a change in the allocation of costs to a Transco storage service and the ALJ’s decision to phase the roll-in of the costs of the incremental projects into Transco’s system rates. The FERC determined that Transco must retain its existing method of allocating costs to the storage service, and that it is not necessary to phase the roll-in of the costs. On November 13, 2001, Transco and certain other parties each filed requests for rehearing of the FERC’s October 12, 2001 order. On April 1, 2002, the FERC issued an order denying the requests for rehearing of the FERC’s October 12, 2001 order. On August 30, 2002, Transco filed to implement, among other things, the FERC’s decision on the roll-in of the costs of the incremental Leidy Line and Southern expansion projects. On September 30, 2002, the FERC issued an order that, as to roll-in, accepts Transco’s filing, subject to refund, a compliance filing and certain conditions, to be effective October 1, 2002. On December 12, 2002, the FERC issued an order accepting Transco’s compliance filing effective October 1, 2002. On January 13, 2003, certain parties filed for rehearing of the FERC’s December 12, 2002 order, arguing that Transco improperly reallocated certain storage costs in implementing the roll-in.

     Production area rate design (Docket Nos. RP92-137 and RP93-136) Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ (Docket Nos. RP92-137 and RP93-136), dealing with, among other things, Transco’s production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco’s proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements.

     On July 3, 1996, the FERC issued an order on review of the ALJ’s initial decision concerning, among other things, Transco’s production area rate design. The FERC rejected the ALJ’s recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco’s production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC’s orders addressing production area rate design issues. Transco subsequently withdrew its appeal. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco’s production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case. On May 31, 2001, the FERC issued its order on remand, addressing the issues briefed by the parties. The FERC held that Transco’s “firm-to-the-wellhead” proposal would abrogate shipper contracts in a manner not authorized by those contracts, and therefore rejected the proposal. As a result, Transco’s current production area rate design and service structure remains in effect. Transco and other parties each filed a request for rehearing of the FERC’s order, and on July 27, 2001, the FERC denied those requests. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC’s May 31 and July 27, 2001 orders. On January 17, 2003, the D.C. Circuit Court entered its judgment on the petitions for review and remanded the case back to the FERC for further action, finding that the FERC had failed to adequately support its findings in rejecting Transco’s “firm-to-the-wellhead” proposal.

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing — Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at December 31, 2002 of the facilities was approximately $389 million. An operating loss recorded by Transco for the year ended December 31, 2002 associated with the facilities was approximately $9 million; however, such operating loss may not be representative of the effects of the spin-down on Transco’s future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco’s application and Gas Processing’s petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC’s September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. Certain parties, including Transco, have filed petitions for review of the FERC’s orders in the D.C. Circuit Court.

     In addition, Transco has filed with the FERC the five applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

     Tilden/McMullen Facilities Spin-down Proceeding (Docket Nos. CP98-236 and 242) In February 1998, Transco filed an application with the FERC seeking authorization to abandon Transco’s onshore Tilden/McMullen Gathering System located in Texas by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. In May 1999, the FERC issued an order in which it determined that certain of the facilities would be gathering facilities upon transfer to Gas Processing, i.e., 1) those facilities upstream of and including the Tilden Plant, 2) the South McMullen and Goebel Laterals located downstream of the Tilden Plant, and 3) the small, short laterals which branch out from the McMullen Lateral downstream of the Tilden Plant at several points along its length. However, the FERC determined that the McMullen Lateral itself, as well as two compressor units, are jurisdictional facilities, but authorized their abandonment subject to Gas Processing obtaining a certificate to operate those facilities. On June 3, 1999, Transco and Gas Processing filed for rehearing of the order with regard to the facilities classified by the FERC as jurisdictional facilities, and on October 5, 1999, the FERC denied the rehearing request. On March 7, 2000, Transco filed a limited NGA Section 4 filing with the FERC, notifying the FERC that Transco intended to effectuate the spin-down to Gas Processing of the Tilden/McMullen facilities determined by the FERC to be nonjurisdictional gathering facilities to be effective April 1, 2000, and adjusting Transco’s rates on a prospective basis effective with the spin-down to reflect a decrease in Transco’s overall cost of service, rate base and operation and maintenance expense resulting from the spin-down. The net book value of the facilities included in this limited NGA filing is approximately $18 million and annual operating income associated with these facilities is estimated to be less than $1 million. On April 6, 2000, the FERC issued an order accepting the March 7, 2000, filing effective April 1, 2000, subject to refund and the outcome of the Docket No. RP97-71 proceeding. Effective April 1, 2000, the applicable Tilden/McMullen facilities were spun down by Transco through a non-cash dividend of $18.1 million.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At December 31, 2002, the net book value of the facilities remaining to be spun down in this proceeding was approximately $70 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position. Certain parties have filed petitions for review of the FERC’s July 25, 2001 order to the D.C. Circuit Court which have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and Transco alleging concerted actions by these affiliates frustrating the FERC’s regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. By order of the FERC, the matter was heard before an ALJ in April 2002. On June 4, 2002, the ALJ issued an initial decision finding that the affiliates acted in concert to frustrate the FERC’s regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, WGP and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities, which is to be collected by Transco. Transco has sought rehearing of the FERC’s order. With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. On September 5, 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, Transco acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Transco has sought rehearing of the FERC’s order. The transfer of these facilities has not been implemented.

     North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103 and CP01-104) In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On August 24, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the requests to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to “show cause” why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing. See the discussion of the “show cause” orders in general rate case (Docket No. RP01-245) above. Certain parties, including Transco, filed petitions for review of the July 25 and December 19, 2001 orders with the D.C. Circuit Court. These appeals have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. The transfer of these facilities has not been implemented.

     Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368 and CP01-369) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On August 31, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On October 1, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the request to reclassify the remaining facilities as non-jurisdictional gathering and requiring Transco to “show cause” why it should not be required to file to adjust its rates 30 days prior to the effectiveness of the transfer of the facilities from Transco to Gas Processing. See the discussion of the “show cause” orders in general rate case (Docket No. RP01-245) above. Certain parties filed petitions for review of the August 31 and December 19, 2001 orders with the D.C. Circuit Court. These appeals have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. The transfer of these facilities has not been implemented.

     The net book value, at the application date, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position.

     South Texas Pipeline Facilities Abandonment Proceeding (Docket No. CP02-141) In April 2002, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s onshore South Texas pipeline facilities by conveyance to a non-affiliated third party intrastate entity. The application also requested that the FERC find that, upon abandonment and conveyance, these facilities would be considered non-jurisdictional intrastate facilities. On January 29, 2003, the FERC issued an order granting the requested authorizations, subject to the condition that Transco, after transfer of the facilities to the third party, acquire capacity on the transferred facilities and provide service to an existing customer under the original terms and conditions of service. That condition is subject to the outcome of Transco’s application for rehearing of the September 5, 2002 order in Docket No. RP02-309 described herein above. The net book value of the South Texas pipeline facilities as of the date of Transco’s FERC application was approximately $32 million, including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position.

     1999 Fuel Tracker (Docket No. TM99-6-29) On March 1, 1999, Transco made its annual filing pursuant to its FERC Gas Tariff to recalculate the fuel retention percentages applicable to Transco’s transportation and storage rate schedules, to be effective April 1, 1999. Included in the filing were two adjustments that increased the estimated gas required for operations in prior periods by approximately 8 billion cubic feet. By letter order dated March 31, 1999, the FERC accepted the filing to be effective April 1, 1999, subject to refund and to further FERC action.

     On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco’s tariff does not permit those adjustments, and as a result, the passthrough of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a “penalty” that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco’s customers jointly filed for rehearing of the FERC’s October 30 order. On November 29 and December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC’s October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, certain customers filed an appeal of the FERC’s October 30 and May 30 orders with the D.C. Circuit Court. The appeal was dismissed in December 2002. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation and reduced the related interest expense by $3 million to reflect the regulatory approval to recover the cost of gas required for operations in prior periods. On October 10, 2002, the FERC issued an order rejecting Transco’s November 29 and December 29, 2000 compliance filings, finding that Transco had not complied with the October 30 order in seeking to collect the revenue (including interest) represented by the permitted adjustments. The FERC determined that its October 30 order permits Transco only to collect the actual volumes comprising the adjustments, and directed Transco to file tariff sheets and workpapers reflecting the inclusion of the actual volume (amortized over seven years) of the permitted adjustments in its recalculated fuel retention percentages effective April 1, 1999. In the third quarter of 2002, as a result of the FERC’s October 10 order, Transco recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Any adjustment that may be required to the $15 million reduction in the cost of natural gas transportation recorded in the second quarter of 2001 is not expected to be significant. On November 12, 2002, certain customers filed a joint request for rehearing of the FERC’s October 10 order asking that the FERC only allow Transco to recover the value of the gas adjustment (without interest), and not the volume of the adjustment. On December 9, 2002, Transco submitted its filing to comply with the FERC’s October 10 order, and on December 23, 2002, several parties, including those that sought rehearing of the October 10 order, filed protests to the December 9, 2002 compliance filing.

     Notice of Proposed Rulemaking (Docket No. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Transco and its natural gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Transco which could result in increased costs to Transco.

     Notice of Inquiry (Docket No. PL02-6-000) On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC’s negotiated rate policies and practices. Transco has negotiated certain rates under the FERC’s existing negotiated rate program, and participated in comments filed in this proceeding by Williams in support of the FERC’s existing negotiated rate program.

     Notice of Proposed Rulemaking (Docket No. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder’s equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

Legal Proceedings

     Royalty claims and litigation In connection with Transco’s renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent WEM&T, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions which have no carrying value. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     On March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation). In this lawsuit, the plaintiff has claimed approximately $23 million, including interest and attorneys’ fees for reimbursements of settlement amounts paid to royalty owners. In October 1997, a jury verdict in this case found that Transco was required to pay Texaco damages of $14.5 million plus $3.75 million in attorney’s fees. In 1998, the trial judge entered judgment consistent with the jury verdict and also awarded prejudgment interest of $5.0 million. In addition, through December 31, 2001, postjudgment interest was approximately $10.5 million. On June 8, 2000, the Texas Court of Appeals affirmed the trial court judgment and on February 1, 2001, Transco’s rehearing request was denied. Transco filed a petition for review on April 2, 2001 with the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transco’s petition for review. As a result, Transco recorded a pre-tax charge to income for the year ended December 31, 2001 in the amount of $37 million representing management’s estimate of the effect of this ruling. Transco filed a motion for rehearing which was denied, thereby concluding this matter. In May 2002, Transco paid Texaco the amount of the judgment and accrued interest.

     In addition, Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS’ claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995,

FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP’s motion finding that at least a portion of FMP’s payment to the MMS was subject to indemnification. Transco appealed the court’s ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is now scheduled to begin in July 2003. FMP’s claim, including interest calculated through December 31, 2002, is approximately $10 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. The case is presently in the pretrial discovery phase and is set for trial on October 27, 2003. Mobil’s claim, including interest calculated through December 31, 2002, is approximately $8 million.

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Transco. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams and the other defendants.

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss on nonjurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants’ motion to dismiss on nonjurisdictional grounds was dismissed. On September 17, 2002 the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the plaintiff class and this issue, along with the personal jurisdiction motion, remains pending.

Environmental Matters

     In July 1999, Transco received a letter stating that the DOJ, at the request of the United States Environmental Protection Agency (EPA), intended to file a civil action against Transco arising from its waste management practices at Transco’s compressor stations and metering stations located in eleven (11) states from Texas to New Jersey. The DOJ stated in the letter that its complaint would seek civil penalties and injunctive relief under federal environmental laws. The DOJ offered to discuss settlement of the claim and discussions began in September 1999 and continued into 2001. In December 2001, Transco agreed to settle this matter by signing a Consent Decree which was filed with the United States District Court for the Southern District of Texas for approval. The Consent Decree provided for a civil penalty of $1.4 million, which was accrued by Transco in 2001. On May 15, 2002, the United States District Court entered, without modification, the Consent Decree signed by Transco, the EPA and the DOJ. The penalty was paid by Transco in June 2002.

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco’s operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco’s use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $30 million to $32 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2002, Transco had a balance of approximately $30 million for these estimated costs recorded in current liabilities ($3 million) and other long-term liabilities ($27 million) in the accompanying Consolidated Balance Sheet.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco’s intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

     Transco has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $30 million to $32 million range discussed above.

     Transco has been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, Transco’s estimated aggregate exposure for remediation of these sites is less than $500,000. The estimated remediation costs for all such sites have been included in Transco’s environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that during 2004 the EPA may designate additional new non-attainment areas which might impact Transco’s operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants in 2003 and 2004, which may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to cost in the range of $300 million to $330 million. These costs may be incurred over the next four years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2004 which impact Transco’s operations, the cost of additions to property, plant and equipment is expected to increase. Transco is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Transco considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

Safety Matters

     Proposed Pipeline Integrity Regulations In January 2003, the United States Department of Transportation Office of Pipeline Safety issued a NOPR entitled “Pipeline Integrity Management in High Consequence Areas”. The proposed rule incorporates the requirements of the Pipeline Safety Improvement

Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Transco at this time cannot predict the exact costs that would be required under the proposed rule. The costs of the baseline assessment are anticipated to be incurred over the next ten years. Transco considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

Summary

     Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon Transco’s future financial position.

Other Commitments

     Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $37 million at December 31, 2002 of which the majority relates to construction materials for pipeline expansion projects.

3. DEBT, FINANCING ARRANGEMENTS AND LEASES

     Long-term debt At December 31, 2002 and 2001, long-term debt issues were outstanding as follows (in thousands):

	2002	2001

Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
8-7/8% due 2002	—	125,000
Variable rate due 2002	—	150,000
6-1/8% due 2005	200,000	200,000
6-1/4% due 2008	100,000	100,000
7% due 2011	300,000	300,000
8.875% Note due 2012	325,000	—

Total notes	925,000	875,000

Total long-term debt issues	1,132,500	1,082,500
Unamortized debt premium and discount	(9,364)	(1,450)
Current maturities	—	(283,056)

Total long-term debt, less current maturities	$1,123,136	$797,994

     Aggregate minimum maturities applicable to long-term debt outstanding at December 31, 2002 are as follows (in thousands):

2005:
6-1/8% Note	$200,000

     There are no maturities applicable to long-term debt outstanding for the years 2003, 2004, 2006 and 2007.

     No property is pledged as collateral under any of Transco’s long-term debt issues.

     Williams and certain of its subsidiaries, including Transco, are parties to a $700 million credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the LIBOR. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Transco will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitments from participating banks had been reduced to $463 million, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement. Transco’s pipeline assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

     In August 2001, Transco issued $300 million of Series A notes (7.00% Notes), which pay interest at 7.00% per annum on February 15 and August 15 of each year, beginning February 15, 2002. The 7.00% Notes mature on August 15, 2011, but are subject to redemption anytime, at Transco’s option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2002, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the notes were used to fund capital expenditures and for general corporate purposes.

     On July 3, 2002, Transco issued $325 million of Series A notes (8.875% Notes), which pay interest on January 15 and July 15 each year, beginning January 15, 2003. The 8.875% Notes were issued at a discount to yield 9.25%. The 8.875% Notes mature on July 15, 2012, but are subject to redemption anytime, at Transco’s option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. In January 2003, Transco completed the exchange of all the Series A notes for an equal amount of Series B notes. Transco did not receive any cash proceeds from this exchange. The terms of the Series B notes are substantially identical to those of the Series A notes, except that the transfer restrictions and registration rights relating to the Series A notes do not apply to the Series B notes. The net proceeds of the sale of the 8.875% Notes were used to repay $150 million of variable rate notes that matured on July 31, 2002 and $125 million of 8 7/8% Notes that matured on September 15, 2002 and for general corporate purposes.

     Restrictive covenants At December 31, 2002, none of Transco’s debt instruments restrict the amount of dividends distributable to WGP. Restrictive covenants under the Credit Agreement include: (i) restrictions on the attachment of liens on any assets, (ii) restrictions on the disposition of assets, (iii) limitations on investments in others, (iv) a covenant that the ratio of interest expense plus cash flow to interest expense be greater than 1.5 to 1.0 and (v) a covenant that the ratio of net debt to consolidated net worth plus net debt shall not exceed 55 percent. At December 31, 2002, Transco’s ratio of interest expense plus cash flow to interest expense, as defined in the Credit Agreement, was 5.8. The ratio of net debt to consolidated net worth plus net debt, as defined in the Credit Agreement, was 31 percent.

     Lease obligations Prior to December 23, 1998, Transco had a 20-year lease agreement for its headquarters building (Williams Tower) which expires in 2004 (Williams Tower lease). On December 23, 1998, Transco assigned and transferred to Laughton, L.L.C. (Laughton), an affiliate of Transco, all its rights, title and interest in the Williams Tower lease and entered into an agreement to sublease the premises from Laughton through March 29, 2003 (Williams Tower sublease). All other terms of the Williams Tower lease are incorporated into the Williams Tower sublease, including sublease agreements between Transco and other parties that also expire in 2004. Transco is in negotiations with Laughton to extend the Williams Tower sublease through March 2004 and is reviewing alternatives for its office space requirements subsequent to March 2004.

     The future minimum lease payments under Transco’s various operating leases, including the Williams Tower sublease, net of future minimum sublease receipts under Transco’s existing sublease agreements through March 29, 2003, are as follows (in thousands):

	Operating Leases

	Williams Tower	Other Leases	Total

2003	$5,244	$2,606	$7,850
2004	—	2,509	2,509
2005	—	2,509	2,509
2006	—	2,045	2,045
2007	—	325	325
Thereafter	—	—	—

Total net minimum obligations	$5,244	$9,994	$15,238

     The allocation of the Williams purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco’s Williams Tower lease obligation was in excess of fair value. The liability is being amortized over the term of the lease. At December 31, 2002, the unamortized portion of the liability was $1.7 million.

     Transco’s lease expense was $16.6 million in 2002, $15.2 million in 2001, and $18.1 million in 2000.

4. EMPLOYEE BENEFIT PLANS

     Pension plan Transco participates in non-contributory defined-benefit pension plans with Williams and its subsidiaries that provide pension benefits for retired employees of Transco. Cash contributions related to Transco’s participation in the plans totaled $27.5 million in 2002, $14.3 million in 2001 and $7.2 million in 2000.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amounts of pension costs deferred at December 31, 2002 and 2001 are $6.4 million and $6.9 million and are expected to be recovered through future rates over the average remaining service period for active employees.

     In April 2002, Williams sold securities that were received as a result of a mutual insurance company reorganization and associated with an annuity contract that was entered into by Transco to fund pension benefits of participants in a terminated pension plan. The disposition of the securities resulted in a gain of $11.0 million, which was recorded by Transco as miscellaneous other (income) deductions in the quarter ended June 30, 2002. Williams deposited the proceeds from the sale in the Williams Pension Plan as a cash contribution from Transco and this deposit is included in the cash contributions of $27.5 million for 2002 discussed above.

     Postretirement benefits other than pensions Transco participates in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for retired employees of Transco that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams’ expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases. Cash contributions totaled $5.4 million in 2002, $10.4 million in 2001 and $10.3 million in 2000. Transco recovers the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are collected or refunded through future rate adjustments.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 2002 and 2001 are $32.9 million and $32.1 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

     Defined-contribution plan Transco employees participate in a Williams defined-contribution plan. Compensation expense of $8.4 million, $5.8 million and $4.6 million was recognized by Transco in 2002, 2001 and 2000, respectively.

     Employee stock-based awards Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Depending on the terms of the respective plans, stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire ten years after grant.

The following table provides information about Transco employees’ stock option activity related to Williams common stock for 2002, 2001 and 2000 (options in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	3,126	$26.32	2,514	$26.76	2,301	$23.38
Granted	1,692	6.23	465	37.92	353	45.87
Exercised	(73)	8.52	(142)	17.03	(214)	20.37
Forfeited/expired	(15)	1.80	(64)	37.41	(13)	44.00
Employee transfers, net	79	—	91	—	87	—
Adjustment for WCG spinoff(1)	—	—	262	—	—	—

Outstanding — end of year	4,809	$19.33	3,126	$26.32	2,514	$26.76

Exercisable at year end	1,943	$25.55	2,539	$24.34	2,389	$26.20

(1)	Effective with the spinoff of Williams Communications Group (WCG) on April 23, 2001, by Williams, the number of unexercised Williams stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spinoff.

     The following summary provides information about Williams stock options that are outstanding and exercisable by Transco employees at December 31, 2002 (options in thousands):

	Stock Options Outstanding			Stock Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Options	Price	Life (years)	Options	Price

$2.58	1,227	$2.58	9.9	—	$—
$7.57 to $15.32	795	$12.76	2.8	524	$12.72
$15.71 to $42.29	2,787	$28.58	5.8	1,419	$30.28

Total	4,809	$19.33	5.7	1,943	$25.55

     The estimated fair value at date of grant of options for Williams common stock granted in 2002, 2001 and 2000, using the Black-Scholes option pricing model, is as follows:

	2002	2001	2000

Weighted-average grant date fair value of options for Williams common stock granted during the year	$2.77	$10.93	$15.44
Assumptions:
Dividend yield	1%	1.9%	1.5%
Volatility	56%	35%	31%
Risk-free interest rate	3.6%	4.8%	6.5%
Expected life (years)	5.0	5.0	5.0

     Pro forma net income, assuming Transco had applied the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation cost beginning with 1997 employee stock-based awards, is disclosed under “Employee stock-based awards” in Note 1.

5. INCOME TAXES

     Following is a summary of the provision for income taxes for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Federal:
Current	$72,693	$46,470	$86,765
Deferred	24,896	26,336	14,603

	97,589	72,806	101,368

State and municipal:
Current	10,218	6,280	12,590
Deferred	3,532	3,164	1,848

	13,750	9,444	14,438

Provision for income taxes	$111,339	$82,250	$115,806

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

	2002	2001	2000

Taxes computed by applying the federal statutory rate	$96,033	$75,189	$107,663
State and municipal income taxes	8,938	6,140	9,385
Other, net	6,368	921	(1,242)

Provision for income taxes	$111,339	$82,250	$115,806

     Significant components of deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax liabilities
Property, plant and equipment	$915,684	$930,093
Deferred charges	27,164	22,490
Other	19,695	7,933

Total deferred tax liabilities	962,543	960,516

Deferred tax assets
Estimated rate refund liability	3,559	23,793
Accrued payroll and benefits	15,942	13,925
Other accrued liabilities	4,902	18,355
Deferred state income taxes — noncurrent liabilities	36,258	36,452
Other noncurrent liabilities	5,857	—
Other	17,676	12,825

Total deferred tax assets	84,194	105,350

Net deferred tax liabilities	$878,349	$855,166

6. FINANCIAL INSTRUMENTS

     Fair value of financial instruments The carrying amount and estimated fair values of Transco’s financial instruments as of December 31, 2002 and 2001 are as follows (in thousands):

	Carrying Amount		Fair Value

	2002	2001	2002	2001

Financial assets:
Cash	$6,183	$472	$6,183	$472
Short-term financial assets	136,147	356,105	136,147	356,105
Long-term financial assets	—	20,679	—	20,679
Financial liabilities:
Short-term financial liabilities	3,022	7,970	3,022	7,970
Long-term debt	1,123,136	1,081,050	1,042,450	1,081,740

     For cash and short-term financial assets (advances to affiliates and receivable from TGPL Enterprises, Inc.) and short-term financial liabilities (advances from affiliates), that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (advances to affiliates), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate.

     For Transco’s publicly traded long-term debt, which has fixed interest rates, estimated fair value is based on quoted market prices at year-end. For Transco’s private debt, which was retired in 2002 and had variable interest rates, estimated fair value is equivalent to the carrying amount.

     Credit and market risk Transco, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Transco acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program expired on July 25, 2002. By the end of August 2002, Transco had completed the repurchase of approximately $50 million of trade accounts receivable previously sold. At December 31, 2001, approximately $96 million of accounts receivable that would otherwise be Transco’s receivables were sold to the SPE in exchange for $64 million in cash and a $32 million subordinated retained interest in the accounts receivable sold to the SPE. For 2002 and 2001, Transco received cash from the SPE of approximately $975 million and $1,661 million, respectively. The sales of these receivables resulted in a charge to results of operations of approximately $0.9 million and $5.3 million in 2002 and 2001, respectively.

     As of December 31, 2002 and 2001, Transco had trade receivables of $113 million and $16 million, respectively. Transco’s credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

     As a participant in Williams’ cash management program, Transco makes advances to and receives advances from Williams through WGP. Advances are stated at the historical carrying amounts. As of December 31, 2002 and 2001, Transco had advances to affiliates of $136 million and $324 million, respectively. Advances to affiliates are due on demand. Williams has indicated that it believes that it has the financial resources and liquidity to meet its future debt obligations and other cash requirements through the first quarter of 2004, including the advances from Transco, if so demanded, through cash flows generated from asset sales, anticipated asset sales in the future and available secured credit facilities. In the event that Williams’ future financial condition does not improve or if it fails to complete these anticipated asset sales, Transco’s credit risk exposure related to these advances may increase, and Transco could be at risk for some or all of the face value of the advances to affiliates.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     Major customers Operating revenues received from WEM&T, an affiliate, PSEG Energy Resources & Trade, LLC, and Public Service Company of N.C., Inc., the three major customers of Transco, were $134.8 million, $74.6 million and $67.4 million in 2002, $170.0 million, $133.8 million and $63.5 million in 2001 and $101.9 million, $172.3 million and $85.7 million in 2000, respectively.

     Affiliates Included in Transco’s operating revenues for 2002, 2001, and 2000 are revenues received from affiliates of $150.7 million, $170.6 million and $113.0 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

     Through an agency agreement with Transco, WEM&T manages Transco’s jurisdictional merchant gas sales. For the years ended December 31, 2002, 2001, and 2000, included in Transco’s cost of sales is $16.9 million, $27.2 million and $19.0 million, respectively, representing agency fees billed to Transco by WEM&T under the agency agreement. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Note 10. Subsequent Event.”

     Included in Transco’s cost of sales for 2002, 2001, and 2000 is purchased gas cost from affiliates of $192.7 million, $427.5 million and $735.0 million, respectively. All gas purchases are made at market or contract prices.

     Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco’s estimated purchase commitments under such gas purchase contracts are not material to Transco’s total gas purchases. Furthermore, through the agency agreement with Transco, WEM&T has assumed management of Transco’s merchant sales service and, as Transco’s agent, is at risk for any above-spot-market gas costs that it may incur.

     Also included in Transco’s cost of transportation is transportation expense of $4.4 million in 2002, $4.8 million in 2001, and $4.2 million in 2000 applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), an affiliate of Transco. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco’s administrative and general expenses for 2002, 2001, and 2000 were $32.9 million, $32.7 million and $21.6 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

     Transco has an operating agreement with Williams Field Services (WFS) whereby WFS, as Transco’s agent, assumed operational control of Transco’s gas gathering facilities. Included in Transco’s operation and maintenance expenses for 2002, 2001, and 2000, are $37.2 million, $37.2 million, and $28.6 million, respectively, charged by WFS to operate Transco’s gas gathering facilities.

     In December 1999, Transco assigned its 100% equity interest in the Buccaneer Gas Pipeline Company, L.L.C. (Buccaneer) to WGP. Transco billed WGP $0.8 million in 2000 for costs incurred on behalf of Buccaneer.

8. IMPAIRMENTS

     In March 1997, as amended in December 1997, Independence Pipeline Company (Independence) filed an application with the FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company’s existing compressor station at Defiance, Ohio to Transco’s facilities at Leidy, Pennsylvania. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. On July 12, 2000, the FERC issued an order granting the necessary certificate authorizations. On June 24, 2002, Independence filed a request with the FERC to vacate its certificate because it has been unable to obtain sufficient contracts to proceed with the project to meet the proposed November 2004 in service date. On July 19, 2002, the FERC issued an order vacating Independence’s certificate. As a result, Transco recorded a $12.3 million pre-tax charge to income for the quarter ended June 30, 2002, associated with the complete impairment of Transco’s investment in Independence.

9. QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 2002 and 2001 (in thousands):

2002	First	Second(1)	Third(2)	Fourth(3)

Operating revenues	$300,332	$309,880	$315,816	$350,254
Operating expenses	230,947	247,269	215,242	282,040

Operating income	69,385	62,611	100,574	68,214
Interest expense	20,666	20,417	28,120	23,079
Other (income) and deductions, net	(14,890)	(16,755)	(16,715)	(17,518)

Income before income taxes	63,609	58,949	89,169	62,653
Provision for income taxes	24,562	21,698	34,543	30,536

Net income	$39,047	$37,251	$54,626	$32,117

2001	First	Second(4)	Third	Fourth(5)

Operating revenues	$577,125	$321,856	$285,456	$296,571
Operating expenses	505,712	246,278	237,317	256,124

Operating income	71,413	75,578	48,139	40,447
Interest expense	18,793	14,914	16,668	38,369
Other (income) and deductions, net	(17,459)	(16,103)	(16,911)	(17,520)

Income before income taxes	70,079	76,767	48,382	19,598
Provision for income taxes	26,351	28,929	19,133	7,837

Net income	$43,728	$47,838	$29,249	$11,761

     (1)  Includes a $6.8 million increase to operating expenses due to additional pension expense associated with an enhanced-benefit early retirement option.

     Includes a $12.3 million charge to other (income) and deductions, net due to an impairment of Transco’s investment in Independence Pipeline Company, partly offset by an $11.0 million credit to other (income) and deductions, due to a gain associated with the disposition of securities.

     (2)  Includes a $27.9 million increase to operating revenues and a $2.8 million decrease to depreciation expense due to the settlement of a general rate case in Docket No. RP01-245.

     (3)  Includes a $17 million increase to operating expenses due to a FERC penalty.

     (4)  Includes a $15.1 million reduction in operating expenses to reflect the regulatory approval to recover prior years’ gas costs in Transco’s 1999 fuel tracker filing.

     (5)  Includes an $18.3 million charge to operating expenses and a $19.1 million charge to interest expense resulting from an unfavorable court decision in Transco’s royalty claims proceeding with Texaco, Inc.

10. SUBSEQUENT EVENT

     On December 11, 2002, the FERC staff informed Transco of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, WEM&T. The FERC staff asserted that WEM&T personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and WEM&T did not agree with all of the FERC staff’s allegations and furthermore believe that WEM&T did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and WEM&T executed a settlement of this matter with the FERC staff. An order approving the settlement was issued by the FERC on March 17, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC order approving the settlement becomes final. If no requests for rehearing are filed, the first payment would be due by May 16, 2003, and $4 million payments on or before the first, second, third and fourth anniversaries of the first payment. As a result of the settlement agreement, effective December 31, 2002, Transco recorded a charge to income and established a liability of $17 million on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco will provide notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales (FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco will notify the FS customers of its intention to terminate the FS service effective April 1, 2005. Through an agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations. As part of the settlement, WEM&T has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WEM&T.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

     Since Transco meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, the information required by Items 10, 11, 12, and 13 is omitted.

ITEM 14. Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of Transco’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Transco’s management including Transco’s Chief Executive Officer and Vice President and Treasurer. Based upon that evaluation, Transco’s Chief Executive Officer and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in Transco’s internal controls or other factors that could significantly affect internal controls since the certifying officers’ most recent evaluation of those controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

		Page
		Reference to
		2002 10-K

A. Index
1.	Financial Statements:
	Report of Independent Auditors — Ernst &Young LLP	33
	Consolidated Statement of Income for the Years Ended December 31, 2002, 2001 and 2000	34
	Consolidated Balance Sheet as of December 31, 2002 and 2001	35-36
	Consolidated Statement of Common Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000	37
	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	38
	Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	39-40
	Notes to Consolidated Financial Statements	41-71

2.	Financial Statement Schedules:

The following schedules are omitted because of the absence of the conditions under which they are required:

I, II, III, IV, and V.

3.	Exhibits:

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(2)	Plan of acquisition, reorganization arrangement, liquidation or succession

–	Stock Option Agreement dated as of December 12, 1994 by and between The Williams Companies, Inc. and Transco Energy Company. (Exhibit 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

(3)	Articles of incorporation and by-laws

–	1	Second Restated Certificate of Incorporation, as amended, of Transco. (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)

a)	Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

b)	Certificate of Amendment, dated December 22, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

c)	Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

–	2	By-Laws of Transco, as Amended and Restated May 2, 1995 (Exhibit (3)-2 to Transco Form 10-K for 1995 Commission File Number 1-7584)

(4)	Instruments defining the rights of security holders, including indentures

–	1	Indenture dated September 15, 1992 between Transco and the Bank of New York, as Trustee (Exhibit 4.2 to Transco Form 8-K dated September 17, 1992 Commission File Number 1-7584)

–	2	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

–	3	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

–	4	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

–	5	Registration Rights Agreement dated August 27, 2001 between Transco and UBS Warburg LLC and other parties listed therein, as Initial Purchasers (Exhibits 4.2 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982

–	6	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

–	7	Registration Rights Agreement dated July 3, 2002 between Transco and Salomon Smith Barney, Inc. and other parties listed therein, as Initial Purchasers (Exhibit 4.2 to Transco Form S-4 dated December 11, 2002 Transco Registration Statement No. 333-101788)

(10)	Material contracts

–	1	Transco Energy Company Tran$tock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

–	2	Lease Agreement, dated October 5, 1981, between Transco and Post Oak/Alabama, a Texas partnership (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

–	3	Credit Agreement dated as of July 25, 2000 among The Williams Companies, Inc., and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q filed August, 11, 2000, Commission File Number 1-4174)

–	4	Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 4(gg) to The Williams Companies, Inc. Form 10-K for 2000 Commission File Number 1-4174)

–	5	Purchase Agreement dated August 22, 2001 between Transco and the parties listed therein (Exhibit 10.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

–	6	Second Amendment to Credit Agreement dated as of February 7, 2002, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the Banks named therein and Citibank, N.A., as agent (Exhibit 10(c) to The Williams Companies, Inc. Form 10-K for 2001 Commission File Number 1-4174)

–	7	Third Amendment to Credit Agreement dated as of March 11, 2002, by and among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, as Borrowers, the Banks as named therein, the Co-Syndication Agents as named therein, the Documentation Agent as named therein and Citibank, NA., as agent for the Banks (Exhibit 10.1 to The Williams Companies, Inc. Form 10-Q filed May 9, 2002 Commission File Number 1-4174)

–	8	Purchase Agreement dated June 28, 2002 between Transco and the parties listed therein (Exhibit 10.1 to Transco Form S-4 dated December 11, 2002 Transco Registration Statement No. 333-101788)

–	9	Consent and Fourth Amendment to Credit Agreement dated as of July 31, 2002, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Transco, the Banks named therein, the Co-Syndication Agents as named therein, the Documentation Agent as named therein and Citibank, N.A., as agent (Exhibit 10.12 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

–	10	First Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc. Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon Smith Barney Inc., as Arranger (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2002 Commission File Number 1-4174).

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Auditors

(24)	Power of attorney with certified resolution

4.	Reports on Form 8-K:

On December 11, 2002, Transco filed a current report on Form 8-K to announce that on November 15, 2002, WGP repaid an intercompany loan to Transco in the amount of $200 million, and Transco paid a cash dividend to WGP in the amount of $200 million. It was also announced that on November 22, 2002, Moody’s Investors Service reduced the credit rating on Transco’s senior unsecured debt from Ba2 to B3.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2003.

TRANSCONTINENTAL GAS PIPE
LINE CORPORATION
(Registrant)

By:	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of March, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN J. MALCOLM* Steven J. Malcolm	Chairman of the Board

/s/ J. DOUGLAS WHISENANT* J. Douglas Whisenant	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ FRANK J. FERAZZI* Frank J. Ferazzi	Director

/s/ RICHARD D. RODEKOHR* Richard D. Rodekohr	Vice President and Treasurer (Principal Financial Officer)

/s/ JEFFREY P. HEINRICHS* Jeffrey P. Heinrichs	Controller (Principal Accounting Officer)

By /s/ JEFFREY P. HEINRICHS* Jeffrey P. Heinrichs Attorney-in-fact

Certifications

I, J. Douglas Whisenant, certify that:

1.	I have reviewed this annual report on Form 10-K of Transcontinental Gas Pipe Line Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By /s/ J. Douglas Whisenant

J. Douglas Whisenant President and Chief Executive Officer (Principal Executive Officer)

Certifications

I, Richard D. Rodekohr, certify that:

1.	I have reviewed this annual report on Form 10-K of Transcontinental Gas Pipe Line Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By /s/ Richard D. Rodekohr

Richard D. Rodekohr Vice President and Treasurer (Principal Financial Officer)