Form 10-Q
period 2003-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2003-05-13
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-7584

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1079400 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
P. O. Box 1396
Houston, Texas	77251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 215-2000

None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding as of April 30, 2003 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
INDEX

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco’s 2002 Annual Report on Form 10-K.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating Revenues:
Natural gas sales	$159,587	$87,471
Natural gas transportation	202,329	174,525
Natural gas storage	31,821	35,432
Other	3,538	2,904

Total operating revenues	397,275	300,332

Operating Costs and Expenses:
Cost of natural gas sales	159,587	87,471
Cost of natural gas transportation	4,705	9,245
Operation and maintenance	45,329	46,130
Administrative and general	28,752	29,767
Depreciation and amortization	48,053	46,028
Taxes - other than income taxes	10,855	11,173
Other	76	1,133

Total operating costs and expenses	297,357	230,947

Operating Income	99,918	69,385

Other (Income) and Other Deductions:
Interest expense	22,142	20,666
Interest income – affiliates	(2,066)	(2,750)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,521)	(6,314)
Equity in earnings of unconsolidated affiliates	(1,845)	(1,951)
Miscellaneous other (income) deductions, net	(1,894)	(3,875)

Total other (income) and other deductions	10,816	5,776

Income before Income Taxes	89,102	63,609
Provision for Income Taxes	34,169	24,562

Net Income	$54,933	$39,047

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash	$271	$6,183
Receivables:
Affiliates	11,126	23,725
Advances to affiliates	70,410	136,147
Others	97,003	129,280
Transportation and exchange gas receivables	14,943	10,362
Inventories	92,540	78,876
Deferred income taxes	26,362	25,465
Other	19,402	16,039

Total current assets	332,057	426,077

Investments, at cost plus equity in undistributed earnings	43,310	43,368

Property, Plant and Equipment:
Natural gas transmission plant	5,643,881	5,602,497
Less-Accumulated depreciation and amortization	1,325,420	1,313,142

Total property, plant and equipment, net	4,318,461	4,289,355

Other Assets	223,451	210,732

Total assets	$4,917,279	$4,969,532

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$31,682	$58,718
Advances from affiliates	2,428	3,022
Other	90,962	102,976
Transportation and exchange gas payables	16,728	10,605
Accrued liabilities	130,231	146,671
Reserve for rate refunds	10,980	9,247

Total current liabilities	283,011	331,239

Long-Term Debt	1,123,335	1,123,136

Other Long-Term Liabilities:
Deferred income taxes	918,237	903,814
Other	146,095	134,830

Total other long-term liabilities	1,064,332	1,038,644

Contingent liabilities and commitments (Note 2)
Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	803,056	833,123
Accumulated other comprehensive loss	(8,885)	(9,040)

Total common stockholder’s equity	2,446,601	2,476,513

Total liabilities and stockholder’s equity	$4,917,279	$4,969,532

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$54,933	$39,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,982	46,761
Deferred income taxes	13,430	(17,030)
Allowance for equity funds used during construction (Equity AFUDC)	(3,985)	(4,686)
Changes in operating assets and liabilities:
Receivables	39,441	70,660
Transportation and exchange gas receivables	(4,581)	(2,216)
Inventories	(13,664)	1,226
Payables	(13,210)	(1,871)
Transportation and exchange gas payables	6,123	(1,679)
Accrued liabilities	(16,316)	24,788
Reserve for rate refunds	1,733	39,639
Other, net	(16,013)	772

Net cash provided by operating activities	95,873	195,411

Cash flows from financing activities:
Debt issue costs	(56)	(101)
Change in cash overdrafts	(25,510)	(5,106)
Common stock dividends paid	(85,000)	—
Advances from affiliate, net	(594)	(1,511)

Net cash used in financing activities	(111,160)	(6,718)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(63,568)	(79,839)
Changes in accounts payable	(329)	(8,011)
Advances to affiliates, net	71,172	(100,548)
Other, net	2,100	(323)

Net cash provided by (used in) investing activities	9,375	(188,721)

Net decrease in cash	(5,912)	(28)
Cash at beginning of period	6,183	472

Cash at end of period	$271	$444

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$34,130	$24,690
Income taxes paid	15,199	14,724

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

     Transco’s Board of Directors declared a cash dividend on common stock in the amount of $85 million on March 31, 2003.

     The condensed consolidated financial statements include the accounts of Transco and its majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from the books and records of Transco. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of Transco’s management, are necessary to present fairly its financial position at March 31, 2003, and results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco’s 2002 Annual Report on Form 10-K.

     Through an agency agreement, Williams Energy Marketing & Trading Company (WEM&T), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on its operating income or results of operations. For a discussion of a recent settlement with the Federal Energy Regulatory Commission (FERC) affecting Transco’s jurisdictional merchant gas sales, see “Note 2. Contingent Liabilities and Commitments.”

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

     Comprehensive income for the three months ended March 31, 2003 and 2002 respectively, are as follows (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net income	$54,933	$39,047
Equity interest in unrealized gain on interest rate hedge	155	189

Total comprehensive income	$55,088	$39,236

     Change in accounting policy Effective January 1, 2003, Williams and its subsidiaries, including Transco, adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. As required by the new rules, Transco recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2003. The obligations relate to offshore transmission platforms. At the end of the useful life of each respective asset, Transco is legally obligated to dismantle offshore transmission platforms. The liabilities are partially offset by increases in net assets, net of accumulated depreciation, recorded as if the provisions of the statement had been in effect at the date the obligation was incurred. As a result of the adoption of SFAS No. 143, Transco recorded a long-term liability of $10.8 million and property, plant and equipment, net of accumulated depreciation, of $1.1 million. Transco also recorded a $9.7 million regulatory asset for the cumulative effect of adopting SFAS No. 143, which is expected to be recovered through regulated rates. Transco has not recorded liabilities for pipeline transmission assets and gas gathering systems. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable. Had the statement been adopted at the beginning of 2002, the impact to Transco’s operating income and net income would have been immaterial.

     Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

     FERC settlement On December 11, 2002, the FERC staff informed Transco of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, WEM&T. The FERC staff asserted that WEM&T personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and WEM&T did not agree with all of the FERC staff’s allegations and furthermore believe that WEM&T did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and WEM&T executed a settlement of this matter with the FERC staff. An order approving the settlement was issued by the FERC on March 17, 2003. No requests for rehearing of the March 17, 2003 order were filed; therefore, the order became final on April 16, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC order approving the settlement became final. The first payment is due by May 16, 2003, and the subsequent $4 million payments are due on or before the first, second, third and fourth anniversaries of the first payment. Transco recorded a charge to income and established a liability of $17 million in the fourth quarter of 2002 on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco has provided notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales (FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. Through an agency agreement, WEM&T receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations. As part of the settlement, WEM&T has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WEM&T.

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

     On December 3, 2002, an Administrative Law Judge (ALJ) issued his initial decision on the issues not resolved by the Settlement. In the initial decision, the ALJ determined that (1) no change to Transco’s tariff right of first refusal provisions is required, (2) Transco should not be required to convert certain of its Part 157 bundled storage services to Part 284 services, (3) Transco must modify certain of its tariff scheduling procedures for shippers taking released capacity, (4) Transco’s existing Rate Schedule GSS bundled storage service is just and reasonable, (5) Transco’s recovery of the costs of its Mobile Bay expansion project on a rolled-in basis is unjust and unreasonable, (6) Transco’s proposal to roll-in the costs of its Cherokee, Pocono and SunBelt projects is unjust and unreasonable, (7) Transco must modify its tariff to establish incremental fuel and electric power charges for its Mobile Bay expansion, Cherokee and SouthCoast projects, (8) Transco’s current allocation of storage costs to its transportation services is just and reasonable subject to Transco including a portion of its Rate Schedule LNG storage costs in that allocation, (9) Transco must unbundle its Emergency Eminence Storage withdrawal service, (10) Transco’s pooling point in its Rate Zone 4 is unjust and unreasonable and Transco must adopt a “paper” pooling method for that zone, (11) Transco must revise its method for the allocation of operation and maintenance and administrative and general costs to incremental projects, (12) Transco must revise its method for the allocation of administrative and general costs to LNG services and (13) Transco’s existing treatment of the arrangement with its former affiliate relating to right of way is just and reasonable. As stated above, pursuant to the terms of the Settlement, the resolution of all of those issues are effective prospectively, with the exception of the issue of the roll-in of the costs of Transco’s Mobile Bay expansion project, the resolution of which the parties have reserved the right to argue should be made effective either prospectively or retroactive to September 1, 2001. As to that issue, the ALJ determined that Transco has the burden of establishing that roll-in of that project is just and reasonable, but did not address the issue of any potential refunds. Transco’s rates effective September 1, 2001 are based on the roll-in of the Mobile Bay expansion project. The ALJ’s initial decision is subject to review by the FERC.

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

     On November 29, 1996, the FERC issued an order accepting Transco’s filing, suspending its effectiveness until May 2, 1997 (subsequently revised, on rehearing, to May 1, 1997) and establishing a hearing to examine the reasonableness of Transco’s proposed rates. In addition, the order consolidated Transco’s pro forma roll-in proposal with the Phase II hearing in Docket No. RP95-197. With the exception of the roll-in issue consolidated with Docket No. RP95-197, which is discussed below, and one issue remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) relating to the rate paid by a shipper under its firm transportation contract, all issues in this proceeding have been resolved through settlement or litigation. As to the issue remanded to the FERC by the D.C. Circuit, on April 14, 2003, the shipper filed a motion with the FERC requesting expedited action on the remanded issue. The shipper requests that the FERC reinstate its discounted transportation rate under the firm transportation contract effective on June 1, 2003 or as soon as possible thereafter, that Transco be directed to make refunds of amounts collected from the shipper in excess of the discounted rate since February 1, 2001, with interest, and that Transco be authorized to make billing adjustments to recover the cost of the refunds from Transco’s other shippers. The shipper’s request is pending before the FERC.

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

     A hearing concerning the cost allocation and rate design issues not resolved by settlement concluded in November 1996. A supplemental hearing to consider Transco’s roll-in proposal filed in Docket No. RP97-71 was completed in June 1997. On March 24, 1998, the ALJ issued an initial decision on all of these issues. As to the main issue addressed in the decision, rolled-in pricing, the ALJ determined that Transco’s existing incremental rate treatment must remain in effect. On April 16, 1999, the FERC issued an order reversing the ALJ, concluding that Transco had demonstrated that its proposed rolled-in rate treatment was just and reasonable. As a result, the FERC remanded to the ALJ issues regarding the implementation of Transco’s roll-in proposal. Several parties filed requests for rehearing of the FERC’s April 16, 1999 order, and on March 28, 2001, the FERC issued an order denying those requests for rehearing. On April 27, 2001, several parties filed a request for rehearing of the March 28, 2001 order, and on June 13, 2001, the FERC denied that request for rehearing. On August 10, 2001, several parties filed a petition for review in the D.C. Circuit Court of the FERC’s April 16, 1999, March 28, 2001 and June 13, 2001 orders, and on January 17, 2003, the D.C. Circuit Court entered its judgment denying that petition for review. On March 3, 2003, the parties filed a petition for rehearing en banc (by all of the judges on the court) of the D.C. Circuit Court’s judgment denying their petition for review, and on March 18, 2003, the D.C. Circuit Court denied that petition for rehearing.

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

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing — Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at March 31, 2003 of the facilities was approximately $382 million. An operating loss recorded by Transco for the quarter ended March 31, 2003 associated with the facilities was approximately $1 million; however, such operating loss may not be representative of the effects of the spin-down on Transco’s future operating income due to various factors, including future regulatory actions. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco’s application and Gas Processing’s petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC’s September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. Certain parties, including Transco, have filed petitions for review of the FERC’s orders in the D.C. Circuit Court.

     In addition, Transco has pending with the FERC the four applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At March 31, 2003, the net book value of the facilities remaining to be spun down in this proceeding was approximately $70 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position. Certain parties have filed petitions for review of the FERC’s July 25, 2001 order to the D.C. Circuit Court which have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and Transco alleging concerted actions by these affiliates frustrating the FERC’s regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. By order of the FERC, the matter was heard before an ALJ in April 2002. On June 4, 2002, the ALJ issued an initial decision finding that the affiliates acted in concert to frustrate the FERC’s regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, WGP and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities, which is to be collected by Transco. Transco has sought rehearing of the FERC’s order. With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. On September 5, 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, Transco acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Transco has sought rehearing of the FERC’s order. The transfer of these facilities has not been implemented.

     North High Island/West Cameron Systems Spin-down Proceeding (Docket Nos. CP01-103 and CP01-104) In March 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore Texas and offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On August 24, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the requests to reclassify the remaining facilities as non-jurisdictional gathering. Certain parties, including Transco, filed petitions for review of the July 25 and December 19,

2001 orders with the D.C. Circuit Court. These appeals have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. The transfer of these facilities has not been implemented.

     Central Louisiana System Spin-down Proceeding (Docket Nos. CP01-368 and CP01-369) In May 2001, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore and onshore Louisiana facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On August 31, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of a portion of the facilities requested in the applications of Transco and Gas Processing. On October 1, 2001, Transco and Gas Processing filed a Request for Rehearing and Limited Stay, and on December 19, 2001, the FERC issued an Order on Rehearing denying the request to reclassify the remaining facilities as non-jurisdictional gathering. Certain parties filed petitions for review of the August 31 and December 19, 2001 orders with the D.C. Circuit Court. These appeals have been consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above. The transfer of these facilities has not been implemented.

     The net book value, at the application date, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position.

     South Texas Pipeline Facilities Abandonment Proceeding (Docket No. CP02-141) In April 2002, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s onshore South Texas pipeline facilities by conveyance to a non-affiliated third party intrastate entity. The application also requested that the FERC find that, upon abandonment and conveyance, these facilities would be considered non-jurisdictional intrastate facilities. The net book value of the South Texas pipeline facilities as of the date of Transco’s FERC application was approximately $32 million, including the Williams purchase price allocation pushed down to Transco. On January 29, 2003, the FERC issued an order granting the requested authorizations, subject to the condition that Transco, after transfer of the facilities to the third party, acquire capacity on the transferred facilities and provide service to an existing customer under the original terms and conditions of service. Transco filed a request for rehearing of the January 29 order, specifically requesting that the FERC reconsider such condition to the abandonment. In addition, the Indicated Shippers filed a request for rehearing of the January 29 order, challenging the FERC’s finding that the abandonment is in the public interest. On May 2, 2003, the FERC issued an order granting the Indicated Shippers’ request for rehearing of the January 29 order, thereby denying Transco’s request to abandon the South Texas pipeline facilities by sale to a third party. The transfer of these facilities would not have a material impact on Transco’s results of operations and financial position.

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

     On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco’s tariff does not permit those adjustments, and as a result, the pass through of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a “penalty” that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco’s customers jointly filed for rehearing of the FERC’s October 30 order. On November 29 and December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC’s October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, certain customers filed an appeal of the FERC’s October 30 and May 30 orders with the D.C. Circuit Court. The appeal was dismissed in December 2002. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation and reduced the related interest expense by $3 million to reflect the regulatory approval to recover the cost of gas required for operations in prior periods. On October 10, 2002, the FERC issued an order rejecting Transco’s November 29 and December 29, 2000 compliance filings, finding that Transco had not complied with the October 30 order in seeking to collect the revenue (including interest) represented by the permitted adjustments. The FERC determined that its October 30 order permits Transco only to collect the actual volumes comprising the adjustments, and directed Transco to file tariff sheets and workpapers reflecting the inclusion of the actual volume (amortized over seven years) of the permitted adjustments in its recalculated fuel retention percentages effective April 1, 1999. In the third quarter of 2002, as a result of the FERC’s October 10 order, Transco recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Any adjustment that may be required to the $15 million reduction in the cost of natural gas transportation recorded in the second quarter of 2001 is not expected to be significant. On November 12, 2002, certain customers filed a joint request for rehearing of the FERC’s October 10 order asking that the FERC only allow Transco to recover the value of the gas adjustment (without interest), and not the volume of the adjustment. On December 9, 2002, Transco submitted its filing to comply with the FERC’s October 10 order, and on December 23, 2002, several parties, including those that sought rehearing of the October 10 order, filed protests to the December 9, 2002 compliance filing.

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

     Notice of Proposed Rulemaking (Docket No. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder’s equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by the FERC in the next several months.

Legal Proceedings

     Royalty claims and litigation In connection with Transco’s renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent WEM&T, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions, which have no carrying value. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS’ claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP’s motion finding that at least a portion of FMP’s payment to the MMS was subject to indemnification. Transco appealed the court’s ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which is now scheduled to begin in July 2003. FMP’s claim, including interest calculated through March 31, 2003, is approximately $10 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001,

Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. The case is presently in the pretrial discovery phase and is set for trial on October 27, 2003. Mobil’s claim, including interest calculated through March 31, 2003, is approximately $8 million.

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

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss on nonjurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants’ motion to dismiss on nonjurisdictional grounds was dismissed. On September 17, 2002 the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied plaintiffs’ motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending.

Environmental Matters

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco’s operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco’s use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989,

Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $30 million to $32 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2003, Transco had a balance of approximately $30 million for these estimated costs recorded in current liabilities ($3 million) and other long-term liabilities ($27 million) in the accompanying Condensed Consolidated Balance Sheet.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco’s intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in current assets and other assets in the accompanying Condensed Consolidated Balance Sheet.

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

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that during 2004 the EPA may designate additional new non-attainment areas which might impact Transco’s operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants in 2003 and 2004, which may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to cost in the range of $300 million to $330 million. These costs may be incurred over the next four years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2004, which impact Transco’s operations, the cost of additions to property, plant and equipment is expected to increase. Transco is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Transco considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Other Commitments

     Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $38 million at March 31, 2003 of which the majority relates to construction materials for pipeline expansion projects.

3. DEBT AND FINANCING ARRANGEMENTS

     Williams and certain of its subsidiaries, including Transco, are parties to a revolving credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate (LIBOR). The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As a result of the completion of certain asset sales by Williams, the commitments from participating banks in the Credit Agreement have been reduced to $400 million as of March 31, 2003, and with further asset sales could be reduced below that amount, but Transco will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement. Transco’s pipeline assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

4. STOCK-BASED COMPENSATION

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

	Three months
	Ended March 31,

	2003	2002

	(Thousands of Dollars)
Net income, as reported	$54,933	$39,047
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	—	97
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(499)	(561)

Pro forma net income	$54,434	$38,583

     Pro forma amounts for 2003 include compensation expense from awards made in 2002 and 2001. Pro forma amounts for 2002 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2002 and 2001.

Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

ITEM 2. Management’s Narrative Analysis of Results of Operations.

WILLIAMS’ RECENT EVENTS

     As discussed in Transco’s Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams’ operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events, which have impacted the energy sector and Williams. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams’ liquidity through more asset sales, limited levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and the first quarter of 2004. During the first quarter of 2003, Williams had received $680 million in net proceeds from the sales of assets and businesses. In April 2003, Williams announced that it had signed definitive agreements for the sales of other Williams assets. All of these newly announced sales are expected to close in the second quarter. Sales anticipated to close in the second quarter are expected to generate net proceeds of approximately $2.0 billion. As previously announced, Williams intends to reduce its commitment to its energy marketing and trading business, which could be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Williams Energy Marketing and Trading (WEM&T) has sold or announced sales of contracts totaling $215 million.

     As of March 31, 2003, Williams has maturing notes payable and long-term debt through the first quarter of 2004 totaling approximately $3.5 billion, which includes certain contractual fees and deferred interest associated with an underlying debt. Williams anticipates the cash on hand, the asset sales mentioned above, additional asset sales, and refinancing of a portion of these obligations will enable Williams to meet its liquidity needs over that period.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of Transco’s 2002 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Transco’s operating income for the three months ended March 31, 2003 was $99.9 million compared to operating income of $69.4 million for the three months ended March 31, 2002. Net income for the three months ended March 31, 2003 was $54.9 million compared to $39.0 million for the three months ended March 31, 2002. The higher operating income of $30.5 million was primarily the result of higher transportation revenues and lower cost of natural gas transportation as discussed below. The increase in net income of $15.9 million was attributable to the increased operating income and other items as discussed below.

Transportation Revenues

     Transco’s operating revenues related to its transportation services for the three months ended March 31, 2003 were $202.3 million, compared to $174.5 million for the three months ended March 31, 2002. The higher transportation revenues of $27.8 million were primarily due to increased demand revenues of $15.7 million resulting from (1) new expansion projects (Sundance and Market Link Phase 2, placed into service on May 1, 2002 and November 1, 2002, respectively) and (2) approved settlement rates, implemented pursuant to the Settlement approved on July 23, 2002, to recover costs associated with increased rate base, rate of return and expenses contained in Transco’s general rate case (Docket No. RP01-245). In addition, transportation revenues increased due to a higher level of reimbursable costs of $7.5 million that are included in operating expenses and recovered in Transco’s rates.

     As shown in the table below, Transco’s total market-area deliveries for the three months ended March 31, 2003 increased 60.3 trillion British Thermal Units (TBtu) (14.5%) when compared to the same period in 2002. This is primarily the result of increased deliveries associated with new expansion projects and colder than normal temperatures in the market area during the first quarter of 2003. Transco’s production area deliveries for the three months ended March 31, 2003 increased 14.1 TBtu (43.0%) when compared to the same period in 2002. This is primarily due to higher interruptible transportation, resulting from higher deliveries to other pipelines in the production area stimulated by strong winter loads on their systems.

     As a result of a straight fixed-variable (SFV) rate design as used by Transco, increases or decreases in firm transportation volumes in comparable facilities have no significant impact on operating income; however, because interruptible transportation rates have components of fixed and variable cost recovery, increases or decreases in interruptible transportation volumes do have an impact on operating income.

	Three months
	Ended March 31,

Transco System Deliveries (TBtu)	2003	2002

Market-area deliveries:
Long-haul transportation	223.9	206.7
Market-area transportation	252.7	209.6

Total market-area deliveries	476.6	416.3
Production-area transportation	46.9	32.8

Total system deliveries	523.5	449.1

Average Daily Transportation Volumes (Tbtu)	5.8	5.0
Average Daily Firm Reserved Capacity (Tbtu)	6.6	6.1

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

Sales Revenues

     Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Contingent Liabilities and Commitments.” Pursuant to the terms of this settlement, Transco has provided notice to merchant sales customers that it will be terminating the merchant sales service when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Under the FS program, Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. As part of the settlement, WEM&T has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of an extensive compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WEM&T.

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

     In addition to its merchant gas sales, Transco also has cash out sales, which settle gas imbalances with shippers. The cash out sales have no impact on Transco’s operating income or results of operations.

     Transco’s operating revenues related to its sales services were $159.6 million for the three months ended March 31, 2003, compared to $87.5 million for the same period in 2002. The increase was primarily due to a higher average sales price of $6.33 per dekatherm (Dt) for the three months ending March 31, 2003, versus $2.36 per Dt for the same period of 2002.

	Three months
	Ended March 31,

Gas Sales Volumes (TBtu)	2003	2002

Long-term sales	16.4	12.0
Short-term sales	4.7	10.3

Total gas sales	21.1	22.3

Storage Revenues

     Transco’s operating revenues related to storage services were $31.8 million for the three months ended March 31, 2003, compared to $35.4 million for the same period in 2002. The decrease was primarily due to a change in rate design (implementation of rolled-in rate treatment in Docket No. RP95-197) to recover certain costs through transportation rates which were previously recovered through certain storage rates.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $159.6 million for the three months ended March 31, 2003 and $87.5 million for the comparable period in 2002, Transco’s operating expenses for the three months ended March 31, 2003, were approximately $5.7 million lower than the comparable period in 2002. This decrease was primarily attributable to lower cost of natural gas transportation resulting from a reduction in fuel expense due to pricing differentials related to volumes of gas used in operations. The decreases in operation and maintenance expense, administrative and general expense, and other operating costs and expenses were mostly offset by higher depreciation and amortization expense due to the increase in property resulting from recent construction projects.

Other Income and Other Deductions

     Other income and other deductions for the three months ended March 31, 2003, resulted in $5.0 million higher deductions than the comparable period in 2002. Interest expense was higher primarily due a greater level of long-term debt outstanding in 2003. Interest income from affiliates was lower due primarily to lower interest rates on intercompany demand notes, which are based on the London Interbank Offering Rate (LIBOR).

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     Transco funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP and, if required, by borrowings under the Credit Agreement and advances from WGP.

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2003, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

     Williams and certain of its subsidiaries, including Transco, are parties to a revolving credit agreement (Credit Agreement), under which Transco can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the LIBOR. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Transco. As a result of the completion of certain asset sales by Williams, the commitments from participating banks in the Credit Agreement have been reduced to $400 million as of March 31, 2003, and with further asset sales could be reduced below that amount, but Transco will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the borrowing capacity available to Transco was $400 million and Transco had no outstanding borrowings under this agreement. Transco’s pipeline assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

     As a participant in Williams’ cash management program, Transco and its subsidiaries have advances to and from Williams through Transco’s parent company, WGP. At March 31, 2003, the advances due Transco by WGP totaled $70.4 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Transco’s current credit ratings as determined by Moody’s Investors Service and Standard & Poor’s. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Transco and its subsidiaries.

     On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by the FERC in the next several months.

Credit Ratings

     On May 2, 2003, Fitch Ratings raised Transco’s credit rating on its senior unsecured long-term debt from BB- to BB. The ratings given by the other rating agencies have not changed during 2003 and are as follows:

Moody’s Investors Services	B3
Standard & Poor’s	B+

Capital Expenditures

     As shown in the table below, Transco’s capital expenditures and investments in affiliates for the three months ended March 31, 2003 were $63.9 million, compared to $87.9 million for the three months ended March 31, 2002.

	Three months
	Ended March 31,

Capital Expenditures and Investments in Affiliates	2003	2002

	(In Millions)
Market-area projects	$53.5	$25.1
Supply-area projects	9.1	1.8
Maintenance of existing facilities and other projects	1.3	61.0
Investment in affiliates	—	—

Total capital expenditures and investments in affiliates	$63.9	$87.9

     Transco’s capital expenditures estimate for 2003 and future capital projects are discussed in its 2002 Annual Report on Form 10-K. The following describes those projects and any new projects proposed by Transco.

     Momentum Expansion Project On February 14, 2002, the FERC issued an order granting a certificate of public convenience and necessity to Transco to construct and operate the Momentum Expansion Project, an expansion of Transco’s pipeline system from Station 65 in Louisiana to Station 165 in Virginia. On April 10, 2003, the FERC approved Transco’s application to amend the certificate to reduce the overall size of the expansion from approximately 347 MMcf/d to approximately 312 MMcf/d and to place the Momentum facilities into service in two phases. The first phase, consisting of approximately 260 MMcf/d, was placed into service on May 1, 2003. The second phase, consisting of approximately 52 MMcf/d, is expected to be placed into service on May 1, 2004. The reduction in the size of the expansion reflects the termination of two shippers under the project and the partial replacement of those shippers with the two shippers who had subscribed to service under Transco’s previously proposed Cornerstone Expansion Project. The revised project facilities include approximately 50 miles of pipeline looping and 45,000 horsepower of compression. The revised capital cost of the project is estimated to be approximately $189 million.

     Trenton-Woodbury Expansion Project On May 6, 2002, Transco filed an application for FERC approval of a 49 MMcf/d expansion of Transco’s Trenton-Woodbury Line, which runs from Transco’s mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco’s mainline near Station 205. On September 24, 2002, the FERC issued a Preliminary Determination on Non-Environment Issues, finding that the project is required by the public convenience and necessity subject to the completion of the FERC’s environmental assessment of the project. On December 24, 2002, the FERC issued a final order authorizing Transco to construct and operate the project. Service agreements have been executed with two shippers for the 49 MMcf/d of incremental firm transportation capacity to be created by the expansion. The target in-service date for the project is November 1, 2003. The project will require approximately 7 miles of pipeline looping at a capital cost of approximately $20 million.

Other Capital Requirements and Contingencies

     Transco’s capital requirements and contingencies are discussed in its 2002 Annual Report on Form 10-K. Other than as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco’s 2002 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

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

ITEM 4. Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of Transco’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Transco’s management, including Transco’s Senior Vice President and Vice President and Treasurer. Based upon that evaluation, Transco’s Senior Vice President and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in Transco’s internal controls or other factors that could significantly affect internal controls since the certifying officers’ most recent evaluation of those controls.

PART II — OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS.

See discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

	(10)	Material contracts

		-	1	Amendment dated March 28, 2003 to the First Amended and Restated Credit Agreement dated October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among The Williams Companies, Inc. Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Texas Gas Transmission Corporation, the financial institutions and other Persons from time to time party thereto, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as agent (filed as Exhibit 10.4 to The Williams Companies, Inc. Form 10-Q for the quarter ended March 31, 2003 Commission File Number 1-4174).

	(99)	Additional exhibits

		-	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by J. Douglas Whisenant, Senior Vice President (Principal Executive Officer) of Transcontinental Gas Pipe Line Corporation

		-	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard D. Rodekohr, Vice President and Treasurer (Principal Financial Officer) of Transcontinental Gas Pipe Line Corporation

(b)	Reports on Form 8-K.

	During the first quarter of 2003, Transco filed a Form 8-K on the following dates reporting events under the specified items: January 22, 2003 Items 5 and 7 and January 23, 2003 Items 5 and 7.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)

Dated: May 13, 2003	By	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)

Certifications

I, J. Douglas Whisenant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Transcontinental Gas Pipe Line Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By /s/ J. Douglas Whisenant

J. Douglas Whisenant
Senior Vice President
(Principal Executive Officer)

Certifications

I, Richard D. Rodekohr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Transcontinental Gas Pipe Line Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By /s/ Richard D. Rodekohr

Richard D. Rodekohr
Vice President and Treasurer
(Principal Financial Officer)