Form 10-Q
period 2003-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2003-11-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [  ]  No  [X]

     The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 2003 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
INDEX

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Transco believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Transco’s 2002 Annual Report on Form 10-K and 2003 First and Second Quarter Reports on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating Revenues:
Natural gas sales	$95,249	$68,897	$358,956	$254,204
Natural gas transportation	196,489	210,204	592,934	553,673
Natural gas storage	31,384	34,817	94,350	104,539
Other	1,476	1,898	15,306	13,612

Total operating revenues	324,598	315,816	1,061,546	926,028

Operating Costs and Expenses:
Cost of natural gas sales	95,249	68,897	358,956	254,204
Cost of natural gas transportation	9,160	8,045	19,803	24,663
Operation and maintenance	45,401	46,738	137,550	137,135
Administrative and general	28,332	37,590	83,366	104,107
Depreciation and amortization	50,973	44,667	155,101	140,221
Taxes - other than income taxes	9,979	9,024	30,610	30,533
Other, net	(6,839)	281	(7,762)	2,595

Total operating costs and expenses	232,255	215,242	777,624	693,458

Operating Income	92,343	100,574	283,922	232,570

Other (Income) and Other Deductions:
Interest expense	22,346	28,120	66,691	69,203
Interest income - affiliates	(718)	(5,050)	(3,990)	(10,656)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,767)	(7,990)	(11,386)	(21,752)
Equity in earnings of unconsolidated affiliates	(1,761)	(1,984)	(5,548)	(5,882)
Impairment of investment in unconsolidated affiliate	—	—	—	12,275
Miscellaneous other (income) deductions, net	(1,335)	(1,691)	(5,230)	(22,345)

Total other (income) and other deductions	16,765	11,405	40,537	20,843

Income before Income Taxes	75,578	89,169	243,385	211,727
Provision for Income Taxes	28,256	34,543	93,279	80,803

Net Income	$47,322	$54,626	$150,106	$130,924

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash	$266	$6,183
Receivables:
Affiliates	9,041	23,725
Advances to affiliates	33,237	136,147
Others	107,214	129,280
Transportation and exchange gas receivables	20,876	10,362
Inventories	128,859	78,876
Deferred income taxes	30,020	25,465
Other	19,296	16,039

Total current assets	348,809	426,077

Investments, at cost plus equity in undistributed earnings	43,257	43,368

Property, Plant and Equipment:
Natural gas transmission plant	5,702,952	5,602,497
Less-Accumulated depreciation and amortization	1,427,270	1,313,142

Total property, plant and equipment, net	4,275,682	4,289,355

Other Assets	224,909	210,732

Total assets	$4,892,657	$4,969,532

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$42,866	$58,718
Advances from affiliates	—	3,022
Other	90,056	102,976
Transportation and exchange gas payables	22,621	10,605
Accrued liabilities	140,767	146,671
Reserve for rate refunds	11,802	9,247

Total current liabilities	308,112	331,239

Long-Term Debt	1,123,746	1,123,136

Other Long-Term Liabilities:
Deferred income taxes	924,806	903,814
Other	114,084	134,830

Total other long-term liabilities	1,038,890	1,038,644

Contingent liabilities and commitments (Note 2)
Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	778,229	833,123
Accumulated other comprehensive loss	(8,750)	(9,040)

Total common stockholder’s equity	2,421,909	2,476,513

Total liabilities and stockholder’s equity	$4,892,657	$4,969,532

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$150,106	$130,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151,488	137,182
Deferred income taxes	16,258	(31,502)
Impairment of investment in unconsolidated affiliate	—	12,275
Allowance for equity funds used during construction (Equity AFUDC)	(8,177)	(16,117)
Changes in operating assets and liabilities:
Receivables	31,315	33,342
Transportation and exchange gas receivables	(10,514)	1,914
Inventories	(49,983)	27,209
Payables	(4,001)	(1,209)
Transportation and exchange gas payables	12,016	39
Accrued liabilities	(5,850)	6,252
Reserve for rate refunds	2,555	87,966
Other, net	(22,827)	(13,955)

Net cash provided by operating activities	262,386	374,320

Cash flows from financing activities:
Additions to long-term debt	—	317,119
Retirement of long-term debt	—	(275,000)
Debt issue costs	(131)	(3,015)
Change in cash overdrafts	(23,791)	(3,129)
Common stock dividends paid	(205,000)	—
Advances from affiliate, net	(3,022)	(4,705)

Net cash provided by (used in) financing activities	(231,944)	31,270

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(144,370)	(395,142)
Changes in accounts payable	(981)	(9,036)
Advances to affiliates, net	108,345	(14,035)
Investments in affiliates, net	—	(152)
Other, net	647	13,111

Net cash used in investing activities	(36,359)	(405,254)

Net increase (decrease) in cash	(5,917)	336
Cash at beginning of period	6,183	472

Cash at end of period	$266	$808

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$74,272	$69,211
Income taxes paid	61,679	66,237
Income tax refund	—	(426)

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

     The condensed consolidated financial statements have been prepared from the books and records of Transco. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of Transco’s management, are necessary to present fairly its financial position at September 30, 2003, and results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco’s 2002 Annual Report on Form 10-K and 2003 First and Second Quarter Reports on Form 10-Q.

     Through an agency agreement, Williams Power Company (WPC) (formerly Williams Energy Marketing & Trading Company), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales had no impact on its operating income or results of operations. For a discussion of a settlement with the Federal Energy Regulatory Commission (FERC) affecting Transco’s jurisdictional merchant gas sales, see “Note 2. Contingent Liabilities and Commitments.”

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

     Transco’s Board of Directors declared cash dividends on common stock in the amounts of $85 million on March 31, 2003, $70 million on June 30, 2003 and $50 million on September 30, 2003.

     Comprehensive income for the three and nine months ended September 30, 2003 and 2002, respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$47,322	$54,626	$150,106	$130,924
Equity interest in unrealized gain/(loss) on interest rate hedge	343	(771)	290	(1,089)

Total comprehensive income	$47,665	$53,855	$150,396	$129,835

     Change in accounting policy Effective January 1, 2003, Williams and its subsidiaries, including Transco, adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. As required by the new rules, Transco recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2003. The obligations relate to offshore transmission platforms. At the end of the useful life of each respective asset, Transco is legally obligated to dismantle offshore transmission platforms. The liabilities are partially offset by increases in net assets, net of accumulated depreciation, recorded as if the provisions of the statement had been in effect at the date the obligation was incurred. As a result of the adoption of SFAS No. 143, Transco recorded a long-term liability of $10.8 million and property, plant and equipment, net of accumulated depreciation, of $1.1 million. Transco also recorded a $9.7 million regulatory asset for the cumulative effect of adopting SFAS No. 143, which is expected to be recovered through regulated rates. Transco has not recorded asset retirement liabilities for pipeline transmission assets and gas gathering systems. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable. Had SFAS No. 143 been adopted at the beginning of 2002, the impact to Transco’s operating income and net income would have been immaterial.

     Recent accounting standards In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation defines a variable interest entity (VIE) as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The investments or other interests that will absorb portions of the VIE’s expected losses if they occur or receive portions of the VIE’s expected residual returns if they occur are called variable interests. Variable interests may include, but are not limited to, equity interests, debt instruments, beneficial interests, derivative instruments and guarantees. The Interpretation requires an entity to consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. If no party will absorb a majority of the expected losses or expected residual returns, no party will consolidate the VIE. The Interpretation also requires disclosure of significant variable interests in unconsolidated VIE’s. The Interpretation is effective for all new VIE’s created or acquired after January 31, 2003. For VIE’s created or acquired prior to February 1, 2003, the provisions of the Interpretation were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of the Interpretation on the entities to the first period beginning after December 15, 2003. Transco does not have any VIE’s as defined by the Interpretation.

     Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

     FERC settlement On December 11, 2002, the FERC staff informed Transco of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, WPC. The FERC staff asserted that WPC personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and WPC did not agree with all of the FERC staff’s allegations and furthermore believe that WPC did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and WPC executed a settlement of this matter with the FERC staff. An order approving the settlement was issued by the FERC on March 17, 2003. No requests for rehearing of the March 17, 2003 order were filed; therefore, the order became final on April 16, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC order approving the settlement became final. The first payment was made on May 16, 2003, and the subsequent $4 million payments are due on or before the first, second, third and fourth anniversaries of the first payment. Transco recorded a charge to income and established a liability of $17 million in the fourth quarter of 2002 on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco has provided notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales (FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. Through an agency agreement, WPC receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations. As part of the settlement, WPC has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WPC.

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

     On November 29, 1996, the FERC issued an order accepting Transco’s filing, suspending its effectiveness until May 2, 1997 (subsequently revised, on rehearing, to May 1, 1997) and establishing a hearing to examine the reasonableness of Transco’s proposed rates. In addition, the order consolidated Transco’s pro forma roll-in proposal with the Phase II hearing in Docket No. RP95-197. All issues in this proceeding have been resolved through settlement or litigation, with the exception of the roll-in issue consolidated with Docket No. RP95-197, which is discussed below, and one issue remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) relating to the rate paid by a shipper under its firm transportation contract. As to the issue remanded to the FERC by the D.C. Circuit, on April 14, 2003, the shipper filed a motion with the FERC requesting expedited action on the remanded issue. The shipper requests that the FERC reinstate its discounted transportation rate under the firm transportation contract effective on June 1, 2003 or as soon as possible thereafter, that Transco be directed to make refunds of amounts collected from the shipper in excess of the discounted rate since February 1, 2001, with interest, and that Transco be authorized to make billing adjustments to recover the cost of the refunds from Transco’s other shippers. The shipper’s request is pending before the FERC.

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

     On July 3, 1996, the FERC issued an order on review of the ALJ’s initial decision concerning, among other things, Transco’s production area rate design. The FERC rejected the ALJ’s recommendations that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The FERC also concluded that Transco may offer firm service on its supply laterals through an open season and eliminate its IT feeder service in favor of an interruptible service option that does not afford shippers feeding firm transportation on Transco’s production area mainline a priority over other interruptible transportation. On December 18, 1996, the FERC denied rehearing of its July 3, 1996 Order. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC’s orders addressing production area rate design issues. Transco subsequently withdrew its appeal. On March 24, 2000, the D.C. Circuit Court issued its opinion in the remaining appeal. The court determined that the FERC failed to adequately explain its decision to reject Transco’s production area rate design proposal for its supply laterals, and remanded the case back to the FERC for further action. In response to an order issued by the FERC on July 31, 2000, the parties submitted briefs on the issues in order to assist the FERC in determining how best to proceed in this case. On May 31, 2001, the FERC issued its order on remand, addressing the issues briefed by the parties. The FERC held that Transco’s “firm-to-the-wellhead” proposal would abrogate shipper contracts in a manner not authorized by those contracts, and therefore rejected the proposal. As a result, Transco’s current production area rate design and service structure remains in effect. Transco and other parties each filed a request for rehearing of the FERC’s order, and on July 27, 2001, the FERC denied those requests. Several parties, including Transco, filed petitions for review in the D.C. Circuit Court of the FERC’s May 31 and July 27, 2001 orders. On January 17, 2003, the D.C. Circuit Court entered its judgment on the petitions for review and remanded the case back to the FERC for further action, finding that the FERC had failed to adequately support its findings in rejecting Transco’s “firm-to-the-wellhead” proposal. On July 30, 2003, the FERC issued an order on remand in response to the D.C. Circuit Court’s January 17, 2003 judgment, and reaffirmed its prior rejection of Transco’s “firm-to-the-wellhead” proposal. Several parties, including Transco, filed requests for rehearing of the FERC’s July 30, 2003 order, which are pending before the FERC.

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing - Gulf Coast Company (Gas Processing), an affiliate of Transco. The net book value recorded by Transco at September 30, 2003 of the facilities was approximately $368 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. On September 25, 1996, the FERC issued an order dismissing Transco’s application and Gas Processing’s petition for declaratory order. On October 25, 1996, Transco and Gas Processing filed a joint request for rehearing of the FERC’s September 25 order, and in August 1997, filed a request that rehearing be expedited. On June 14, 2001, the FERC issued an order that denied the request for rehearing filed by Transco and Gas Processing. Certain parties, including Transco, filed petitions for review of the FERC’s orders in the D.C. Circuit Court. On June 20, 2003, the D.C. Circuit Court issued its opinion denying the petitions for review of the FERC’s orders, including Transco’s, and finding that the FERC’s determinations regarding the gathering status of the facilities under the NGA were reasonable. On August 4, 2003, Transco and Gas Processing filed a joint petition for rehearing and suggestion for rehearing en banc of the D.C. Circuit Court’s June 20, 2003 opinion, which petition for rehearing was denied by the D.C. Circuit on August 22, 2003. Several parties have petitioned the United States Supreme Court for review of the D.C. Circuit’s June 20, 2003 opinion.

     While the proceedings related to the February 1996 application were pending, Transco filed with the FERC the four applications described below seeking authorization to abandon portions of the facilities included in the February 1996 application.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In November 2000, Transco filed an application with the FERC seeking authorization to abandon certain of Transco’s offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. On July 25, 2001, the FERC approved the abandonment and the non-jurisdictional treatment of all the facilities requested in the applications of Transco and Gas Processing. Effective December 1, 2001, a portion of the applicable facilities was spun down by Transco through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. At September 30, 2003, the net book value of the facilities remaining to be spun down in this proceeding was approximately $68 million including the Williams purchase price allocation pushed down to Transco. The transfer of these facilities will not have a material impact on Transco’s results of operations and financial position. Parties have filed petitions for review of the FERC’s July 25, 2001 order to the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued on June 20, 2003. On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and Transco alleging concerted actions by these affiliates frustrating the FERC’s regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. By order of the FERC, the matter was heard before an ALJ in April 2002. On June 4, 2002, the ALJ issued an initial decision finding that the affiliates acted in concert to frustrate the FERC’s regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, Gas Processing and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities, which is to be collected by Transco. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and on May 15, 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS have filed petitions for review of the FERC’s orders with the D.C. Circuit Court, which were consolidated by the Court. With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. On September 5, 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, Transco acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Transco sought rehearing of the FERC’s September 5, 2002 order, and on May 15, 2003, the FERC issued an order denying Transco’s request for rehearing and clarifying the September 5, 2002 order. The FERC also required that Transco notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. Transco filed a notification on June 16, 2003, stating that due to the numerous outstanding issues affecting the transfer of those facilities, Transco could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. On September 29, 2003, the FERC issued an order finding that Transco’s June 16, 2003 notification complies with the May 15, 2003 order. Transco also filed a request for rehearing of the FERC’s May 15, 2003 order, and has filed a petition for review of the FERC’s orders with the D.C. Circuit Court. The transfer of these facilities has not been implemented.

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

     On February 23, 2000, the FERC issued an order disallowing the major portions of the adjustments reflected in the March 1, 1999 filing. The FERC determined that Transco’s tariff does not permit those adjustments, and as a result, the pass through of those prior period adjustments must be determined on a case by case basis, based on the relative equities involved. Based on its analysis of the facts in this case, the FERC found in the February 23, 2000 order that the equities weighed against Transco. On March 24, 2000, Transco filed a request for rehearing of the February 23, 2000 order and on October 30, 2000, the FERC issued an order granting rehearing. The FERC found that its decision to disallow the adjustments amounted to a “penalty” that is not equitable to Transco. The FERC therefore permits Transco to make the adjustments, but requires Transco to collect the revenue associated with the adjustments over a seven-year period. On November 29, 2000, several of Transco’s customers jointly filed for rehearing of the FERC’s October 30 order. On November 29 and December 29, 2000, Transco filed tariff sheets and supporting documentation in compliance with the FERC’s October 30 order, and certain parties protested that filing. On May 30, 2001, the FERC issued an order that denied the joint request for rehearing, and on July 19, 2001, certain customers filed an appeal of the FERC’s October 30 and May 30 orders with the D.C. Circuit Court. The appeal was dismissed in December 2002. In the second quarter of 2001, Transco recorded a $15 million reduction in the cost of natural gas transportation and reduced the related interest expense by $3 million to reflect the regulatory approval to recover the cost of gas required for operations in prior periods. On October 10, 2002, the FERC issued an order rejecting Transco’s November 29 and December 29, 2000 compliance filings, finding that Transco had not complied with the October 30 order in seeking to collect the revenue (including interest) represented by the permitted adjustments. The FERC determined that its October 30 order permits Transco only to collect the actual volumes comprising the adjustments, and directed Transco to file tariff sheets and work papers reflecting the inclusion of the actual volume (amortized over seven years) of the permitted adjustments in its recalculated fuel retention percentages effective April 1, 1999. In the third quarter of 2002, as a result of the FERC’s October 10 order, Transco recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Any adjustment that may be required to the $15 million reduction in the cost of natural gas transportation recorded in the second quarter of 2001 is not expected to be significant. On November 12, 2002, certain customers filed a joint request for rehearing of the FERC’s October 10 order asking that the FERC only allow Transco to recover the value of the gas adjustment (without interest), and not the volume of the adjustment. On December 9, 2002, Transco submitted its filing to comply with the FERC’s October 10 order, and on December 23, 2002, several parties, including those that sought rehearing of the October 10 order, filed protests to the December 9, 2002 compliance filing. On October 7, 2003, the FERC issued an order denying the request for rehearing of its October 10, 2002 order, denying the protests to Transco’s December 9, 2002 compliance filing and accepting that filing as in compliance with the October 10, 2002 order.

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

     Order Nos. 634 and 634-A, Docket No. RM02-14-000 On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder’s equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which replaces the earlier NOPR on cash management described above. The Interim Rule requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule was effective on August 7, 2003. The Interim Rule also sought industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30% of total capitalization and when it subsequently returns to or exceeds 30%. On October 23, 2003, the FERC issued its Final Rule (Order No. 634-A), which adopted the filing and reporting requirements proposed in the Interim Rule, with certain modifications. Under the Final Rule, a FERC-regulated entity must file its cash management program with the FERC for informational purposes, and must compute its proprietary capital ratio quarterly and notify the FERC within 45 days after the end of each calendar quarter if its proprietary capital ratio drops below or subsequently exceeds 30%.

Legal Proceedings

     Royalty claims and litigation In connection with Transco’s renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent WPC, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions, which have no carrying value. Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     Transco was notified by Freeport-McMoRan, Inc. (FMP) in February 1995, that pursuant to a settlement with the Mineral Management Service (MMS) of the MMS’ claim for royalties due under gas contracts between Transco and FMP which had been modified pursuant to settlement agreements made in 1986 and 1989, FMP was asserting a claim for indemnification of approximately $6 million, including interest, under the excess royalty provisions of those settlement agreements. On or about March 30, 1995, FMP filed a petition for specific performance seeking recovery against Transco for the sums claimed under the settlement agreements. In May 1998, FMP filed a motion for summary judgment which Transco opposed. In September 1998, the court granted FMP’s motion finding that at least a portion of FMP’s payment to the MMS was subject to indemnification. Transco appealed the court’s ruling, and in March 2000, the appellate court reversed the trial court and remanded the case for trial, which began in July 2003. At the conclusion of the trial on July 11, 2003, the judge ruled from the bench in Transco’s favor and subsequently entered a formal judgment reflecting his bench ruling. FMP is seeking an appeal. FMP’s claim, including interest calculated through September 30, 2003, is approximately $10 million.

     In August 1996, royalty owners in certain gas wells in Brooks County, Texas, filed a lawsuit against parties producing gas from the wells, claiming $50 million in damages for incorrectly calculated royalties since 1985. Transco purchased gas from the wells and was also named as a defendant. In July 2000, the lawsuit was settled. The settlement amount was funded by the defendants in proportion to their respective working interests in the wells. Since Transco never owned a working interest in any of the wells, it had no obligation to participate in the funding of the settlement amount. However, in August 2000, one defendant working-interest owner, Mobil, made a claim in the amount of $6.7 million against Transco for reimbursement of its settlement contribution and associated legal defense costs on the basis that such amount represented excess royalty payments under a gas purchase contract it had with Transco. In September 2001, Transco was informed that Mobil filed on August 30, 2000, but did not serve, a lawsuit against Transco seeking reimbursement for the payment made by Mobil to settle the litigation and one-half of the costs and expenses it incurred in defense of the litigation. Transco accepted service of the lawsuit on September 26, 2001. Mobil’s claim, including interest calculated through September 30, 2003, is approximately $8 million. Transco and Mobil have reached an agreement in principle to settle this case subject to the negotiation of a formal settlement agreement.

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

     On June 8, 2001, fourteen Williams entities, including Transco, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. On September 17, 2002 the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied plaintiffs’ motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending. On May 13, 2003, plaintiffs filed a motion for leave to file 4th Amended Petition. On July 29, 2003, the Court granted plaintiffs’ motion to file the 4th Amended Petition. All pipeline defendants, including Transco, are removed from the case by virtue of the 4th Amended Petition, although a formal dismissal was not filed.

Environmental Matters

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco’s operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco’s use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $29 million to $32 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2003, Transco had a balance of approximately $29 million for these estimated costs recorded in current liabilities ($3 million) and other long-term liabilities ($26 million) in the accompanying Condensed Consolidated Balance Sheet.

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

     Transco has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are included in the $29 million to $32 million range discussed above.

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

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years Transco has been acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA and is continuing that process. Transco operates facilities in some areas of the country currently designated as non-attainment and it anticipates that during 2004 the EPA may designate additional new non-attainment areas which might impact Transco’s operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. Additionally, the EPA is expected to promulgate additional rules regarding hazardous air pollutants in 2004, which may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to cost in the range of $280 million to $310 million. This range has recently been reduced by $20 million due to the finalization of the turbine hazardous air pollutant regulation which will have less impact on Transco’s facilities than originally anticipated. Transco has incurred approximately $29 million of the costs in this range in 2003, and additional costs may be incurred over the next four years and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2004, which impact Transco’s operations, the cost of additions to property, plant and equipment is expected to increase. Transco is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Transco considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Other Commitments

     Commitments for construction Transco has commitments for construction and acquisition of property, plant and equipment of approximately $35 million at September 30, 2003 of which the majority relates to construction materials for pipeline expansion projects.

3. DEBT AND FINANCING ARRANGEMENTS

     On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to all unborrowed amounts. Cash and/or acceptable government securities with a market value of at least 105% of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding must secure the facility. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams’ midstream assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate (LIBOR) plus 0.75%. At September 30, 2003, letters of credit totaling $422 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At September 30, 2003, the amount of restricted investments securing this facility was $443.7 million, which collateralized the facility at 105.14%.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Thousand of Dollars)		(Thousand of Dollars)

Net income, as reported	$47,322	$54,626	$150,106	$130,924
Add (Deduct): Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	—	2	(55)	(99)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(523)	(425)	(1,499)	(1,356)

Pro forma net income	$46,799	$54,203	$148,552	$129,469

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

ITEM 2. Management’s Narrative Analysis of the Results of Operations.

WILLIAMS’ RECENT EVENTS

     As discussed in Transco’s Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams’ operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events which have impacted the energy sector and Williams. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams’ liquidity through additional asset sales, strategic levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status and developing a balance sheet capable of supporting retained businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of approximately $4 billion during 2003 and 2004, primarily from asset sales as well as the contribution of proceeds from the sale and/or termination of certain contracts within its marketing and trading portfolio. Through September 30, 2003, Williams received approximately $3.1 billion in net proceeds from the sale of assets and businesses and the sale and/or termination of certain marketing and trading contracts. Of this amount, $2.8 billion was realized from the sale of assets and businesses. As previously announced, Williams intends to reduce its commitment to its power business, which may be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Additionally, through the nine month period ended September 30, 2003, WPC has sold or entered into agreements to terminate certain contracts for cash proceeds totaling approximately $315 million.

     As of September 30, 2003, Williams has notes payable and long-term debt maturing through the first quarter of 2004 totaling approximately $1.6 billion, consisting largely of $1.4 billion of Williams’ senior unsecured 9.25% notes. In the third quarter of 2003, the Williams Board of Directors authorized Williams to retire or otherwise prepay up to $1.8 billion of debt, including $1.4 billion designated for Williams’ 9.25% notes due March 15, 2004. On October 7, 2003, Williams announced a cash tender offer for any and all of these $1.4 billion notes as well as cash tender offers and consent solicitations for approximately $241 million of additional outstanding notes and debentures. Williams will use available cash to fund the purchase of any notes accepted under the tender offers. As of October 31, 2003, approximately $720 million of the 9.25% notes had been accepted for purchase. Additionally, Williams received tenders of notes and deliveries of related consents from holders of approximately $230 million of the other notes. The tender offers are scheduled to expire on November 6, 2003. Williams anticipates that cash on hand, proceeds from additional asset sales and cash flows from retained businesses will enable Williams to meet its liquidity needs.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of Transco’s 2002 Annual Report on Form 10-K and in Transco’s 2003 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Transco’s operating income for the nine months ended September 30, 2003 was $283.9 million compared to operating income of $232.6 million for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $150.1 million compared to $130.9 million for the nine months ended September 30, 2002. The higher operating income of $51.3 million was primarily the result of higher transportation revenues and lower cost of natural gas transportation and administrative and general cost as discussed below. The increase in net income of $19.2 million was attributable to the increased operating income and other items as discussed below.

Transportation Revenues

     Transco’s operating revenues related to its transportation services for the nine months ended September 30, 2003 were $592.9 million, compared to $553.7 million for the nine months ended September 30, 2002. The higher transportation revenues of $39.2 million were primarily due to increased demand revenues of $48.2 million resulting from (1) new expansion projects (Sundance, Market Link Phase 2 and Momentum Phase 1, placed into service on May 1, 2002, November 1, 2002 and May 1, 2003, respectively) and (2) approved settlement rates, implemented pursuant to the Settlement approved on July 23, 2002, to recover costs associated with increased rate base, rate of return and expenses contained in Transco’s general rate case (Docket No. RP01-245). In addition, transportation revenues are higher due to an increase of $11.5 million in commodity revenues and a higher level of reimbursable costs of $7.5 million that are included in operating expenses and recovered in Transco’s rates. The increases were partially offset by a decrease of $27.9 million associated with the reversal of rate refund liabilities and other adjustments pursuant to the settlement of the general rate case in the third quarter of 2002.

     As shown in the table below, Transco’s total market-area deliveries for the nine months ended September 30, 2003 decreased 9.3 trillion British Thermal Units (TBtu) (0.8%) when compared to the same period in 2002. This is primarily the result of significantly reduced weather-related power generation load. Transco’s production area deliveries for the nine months ended September 30, 2003 increased 79.9 TBtu (57.2%) when compared to the same period in 2002. This is primarily due to higher deliveries to production area storage and higher deliveries in the production area as a result of new offshore production.

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

	Nine months
	Ended September 30,

	2003	2002

Transco System Deliveries (TBtu)
Market-area deliveries:
Long-haul transportation	578.1	609.9
Market-area transportation	584.1	561.6

Total market-area deliveries	1,162.2	1,171.5
Production-area transportation	219.7	139.8

Total system deliveries	1,381.9	1,311.3

Average Daily Transportation Volumes (Tbtu)	5.1	4.8

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

Sales Revenues

     Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment. For a discussion of a recent settlement with the FERC affecting Transco’s jurisdictional merchant gas sales, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Contingent Liabilities and Commitments.” Pursuant to the terms of this settlement, Transco has provided notice to merchant sales customers that it will be terminating the merchant sales service when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Under the FS program, Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. As part of the settlement, WPC has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of an extensive compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WPC.

     Through an agency agreement with Transco, WPC, an affiliate of Transco, manages Transco’s jurisdictional merchant gas sales, excluding Transco’s cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in Transco’s name, as do the corresponding sales of such purchased gas. Therefore, Transco continues to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. Through the agency agreement, WPC receives all margins associated with jurisdictional merchant gas sales business and, as Transco’s agent, assumes all market and credit risk associated with Transco’s jurisdictional merchant gas sales. Consequently, Transco’s merchant gas sales service has no impact on Transco’s operating income or results of operations and, therefore, the anticipated termination of such service, pursuant to the terms of the FERC settlement discussed above, will have no impact on Transco’s operating income or results of operations.

     In addition to its merchant gas sales, Transco also has cash out sales, which settle gas imbalances with shippers. The cash out sales have no impact on Transco’s operating income or results of operations.

     Transco’s operating revenues related to its sales services were $359.0 million for the nine months ended September 30, 2003, compared to $254.2 million for the same period in 2002. The increase was primarily due to a higher average sales price of $5.66 per dekatherm (Dt) for the nine months ending September 30, 2003, compared to $2.98 per Dt for the same period of 2002.

	Nine months
	Ended September 30,

	2003	2002

Gas Sales Volumes (TBtu)
Long-term sales	31.9	30.4
Short-term sales	18.9	28.6

Total gas sales	50.8	59.0

Storage Revenues

     Transco’s operating revenues related to storage services were $94.4 million for the nine months ended September 30, 2003, compared to $104.5 million for the same period in 2002. The decrease was primarily due to a change in rate design (implementation of rolled-in rate treatment in Docket No. RP95-197) to recover certain costs through transportation rates which were previously recovered through certain storage rates.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $359.0 million for the nine months ended September 30, 2003 and $254.2 million for the comparable period in 2002, Transco’s operating expenses for the nine months ended September 30, 2003, were approximately $20.6 million lower than the comparable period in 2002. This decrease was primarily attributable to the lower cost of natural gas transportation, administrative and general expense, and other operating costs and expenses, partially offset by higher depreciation and amortization expense. The lower cost of natural gas transportation was due to a $14.9 million decrease in nontracked fuel expense primarily resulting from a reduction in fuel expense due to pricing differentials related to volumes of gas used in operations, partially offset by higher tracked fuel expense of $6.1 million and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. The lower administrative and general expense was primarily due to lower labor cost of $12.7 million resulting mostly from a reduced workforce and lower employee benefits expenses primarily resulting from the recording in 2002 of additional pension expense of $6.8 million associated with an enhanced-benefit early retirement option offer to certain Williams employee groups. The lower other operating costs and expenses were primarily due to a $7.2 million reduction of reserves in the third quarter of 2003 for claims associated with certain producer indemnities as a result of recent settlements and court rulings (see “Item

1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Contingent Liabilities and Commitments”) and reduced charitable contribution commitments. Depreciation and amortization increased $14.9 million due primarily to the increase in property resulting from completion of recent construction projects.

Other Income and Other Deductions

     Other income and other deductions for the nine months ended September 30, 2003 resulted in $19.7 million higher deductions than the comparable period in 2002. Interest expense was lower primarily due to the $3 million charge recorded in 2002 associated with the October 10, 2002 FERC order in Transco’s 1999 fuel tracker proceeding. The lower interest income was due to a reduction in intercompany demand notes. The allowance for funds used during construction was lower due to a lower amount of capital projects under construction. The impairment of an investment in an unconsolidated affiliate recorded in 2002 was due to the $12.3 million impairment of Transco’s investment in Independence Pipeline Company. Miscellaneous other (income) deductions, net reflected higher deductions primarily as a result of a gain of $11.0 million recorded in 2002 associated with the disposition of securities received through a mutual insurance company reorganization.

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     Transco funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP and, if required, by borrowings under the Credit Agreement and advances from WGP.

     Transco has an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2003, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Transco believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

     On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105% of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams’ midstream assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate (LIBOR) plus 0.75%. At September 30, 2003, letters of credit totaling $422 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At September 30, 2003, the amount of restricted investments securing this facility was $443.7 million, which collateralized the facility at 105.14%.

     As a participant in Williams’ cash management program, Transco and its subsidiaries have advances to and from Williams through Transco’s parent company, WGP. At September 30, 2003, the advances due

Transco by WGP totaled $32.4 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Transco and its subsidiaries.

     On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Transco. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder’s equity of at least 30% of total capitalization. Williams’ and Transco’s current credit ratings are not investment grade. Transco participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which replaces the earlier NOPR on cash management described above. The Interim Rule requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule was effective on August 7, 2003. The Interim Rule also sought industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30% of total capitalization and when it subsequently returns to or exceeds 30%. On October 23, 2003, the FERC issued its Final Rule (Order No. 634-A), which adopted the filing and reporting requirements proposed in the Interim Rule, with certain modifications. Under the Final Rule, a FERC-regulated entity must file its cash management program with the FERC for informational purposes, and must compute its proprietary capital ratio quarterly and notify the FERC within 45 days after the end of each calendar quarter if its proprietary capital ratio drops below or subsequently exceeds 30%.

Credit Ratings

     In the second quarter of 2003, Moody’s Investors Services and Fitch Ratings raised Transco’s credit rating on its senior unsecured long-term debt as shown below. The rating given by Standard & Poor’s is B+ which has not changed during 2003.

Moody’s Investors Services	B3 to B1
Fitch Ratings	BB- to BB

Capital Expenditures

     As shown in the table below, Transco’s capital expenditures and investments in affiliates for the nine months ended September 30, 2003 were $145.4 million, compared to $404.3 million for the nine months ended September 30, 2002. The decrease in maintenance of existing facilities and other projects cost is due to lower non-mandatory maintenance and other expenditures.

	Nine months
	Ended September 30,

	2003	2002

	(In Millions)
Capital Expenditures and Investments in Affiliates
Market-area projects	$90.9	$235.8
Supply-area projects	11.0	9.6
Maintenance of existing facilities and other projects	43.5	158.7
Investment in affiliates	—	0.2

Total capital expenditures and investments in affiliates	$145.4	$404.3

     Transco’s capital expenditures estimate for 2003 and future capital projects are discussed in its 2002 Annual Report on Form 10-K and 2003 First and Second Quarter Reports on Form 10-Q. The following describes those projects and any new projects proposed by Transco.

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

     Trenton-Woodbury Expansion Project On May 6, 2002, Transco filed an application for FERC approval of a 49 MMcf/d expansion of Transco’s Trenton-Woodbury Line, which runs from Transco’s mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to Transco’s mainline near Station 205. On September 24, 2002, the FERC issued a Preliminary Determination on Non-Environmental Issues, finding that the project is required by the public convenience and necessity subject to the completion of the FERC’s environmental assessment of the project. On December 24, 2002, the FERC issued a final order authorizing Transco to construct and operate the project, and on November 1, 2003, the expansion was placed into service. Service agreements have been executed with two shippers for the 49 MMcf/d of incremental firm transportation capacity created by the expansion. The project facilities include approximately 7 miles of pipeline looping at an estimated capital cost of approximately $22 million.

Other Capital Requirements and Contingencies

     Transco’s capital requirements and contingencies are discussed in its 2002 Annual Report on Form 10-K and 2003 First and Second Quarter Reports on Form 10-Q. Other than as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in Transco’s 2002 Annual Report on Form 10-K and 2003 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

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

PART II - OTHER INFORMATION

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

TRANSCONTINENTAL GAS PIPE LINE
CORPORATION (Registrant)

Dated: November 6, 2003	By /s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)