Form 10-Q
period 2004-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2004-05-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [✓]

The number of shares of Common Stock, par value $1.00 per share, outstanding as of April 30, 2004 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
INDEX

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in our 2003 Annual Report on Form 10-K.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Revenues:
Natural gas sales	$123,874	$159,587
Natural gas transportation	206,926	202,329
Natural gas storage	31,560	31,821
Other	2,478	3,538

Total operating revenues	364,838	397,275

Operating Costs and Expenses:
Cost of natural gas sales	122,325	159,587
Cost of natural gas transportation	11,240	4,705
Operation and maintenance	49,397	45,329
Administrative and general	31,226	28,752
Depreciation and amortization	47,469	48,053
Taxes - other than income taxes	12,749	10,855
Other (income) expense, net	(13)	76

Total operating costs and expenses	274,393	297,357

Operating Income	90,445	99,918

Other (Income) and Other Deductions:
Interest expense	22,166	22,142
Interest income - affiliates	(1,371)	(2,066)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,518)	(5,521)
Equity in earnings of unconsolidated affiliates	(1,676)	(1,845)
Miscellaneous other (income) deductions, net	(745)	(1,894)

Total other (income) and other deductions	16,856	10,816

Income before Income Taxes	73,589	89,102
Provision for Income Taxes	28,241	34,169

Net Income	$45,348	$54,933

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$303	$300
Receivables:
Affiliates	3,705	9,360
Advances to affiliates	109,092	49,947
Others	120,638	133,814
Transportation and exchange gas receivables	22,666	22,756
Inventories	109,611	110,766
Deferred income taxes	20,213	20,616
Other	22,752	17,095

Total current assets	408,980	364,654

Investments, at cost plus equity in undistributed earnings	42,943	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,765,660	5,758,739
Less-Accumulated depreciation and amortization	1,467,936	1,439,493

Total property, plant and equipment, net	4,297,724	4,319,246

Other Assets	200,077	205,862

Total assets	$4,949,724	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$64,638	$64,092
Other	78,657	102,600
Transportation and exchange gas payables	22,821	22,149
Accrued liabilities	103,807	129,531
Reserve for rate refunds	5,382	10,610
Current maturities of long-term debt	199,847	—

Total current liabilities	475,152	328,982

Long-Term Debt	924,326	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	946,106	931,940
Other	125,269	114,829

Total other long-term liabilities	1,071,375	1,046,769

Contingent liabilities and commitments (Note 2)
Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	827,780	782,432
Accumulated other comprehensive loss	(1,339)	(1,144)

Total common stockholder’s equity	2,478,871	2,433,718

Total liabilities and stockholder’s equity	$4,949,724	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$45,348	$54,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,991	47,982
Deferred income taxes	14,688	13,430
Allowance for equity funds used during construction (Equity AFUDC)	(1,077)	(3,985)
Changes in operating assets and liabilities:
Receivables	18,831	39,441
Transportation and exchange gas receivables	90	(4,581)
Inventories	1,155	(13,664)
Payables	(314)	(13,210)
Transportation and exchange gas payables	672	6,123
Accrued liabilities	(25,724)	(16,316)
Reserve for rate refunds	(5,228)	1,733
Other, net	11,434	(16,013)

Net cash provided by operating activities	107,866	95,873

Cash flows from financing activities:
Debt issue costs	—	(56)
Change in cash overdrafts	(13,568)	(25,510)
Common stock dividends paid	—	(85,000)
Advances from affiliate, net	—	(594)

Net cash used in financing activities	(13,568)	(111,160)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(25,079)	(63,568)
Changes in accounts payable	(9,514)	(329)
Advances to affiliates, net	(59,145)	71,172
Other, net	(557)	2,100

Net cash provided by (used in) investing activities	(94,295)	9,375

Net increase (decrease) in cash	3	(5,912)
Cash at beginning of period	300	6,183

Cash at end of period	$303	$271

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

     The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2004, and results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K.

     As a participant in Williams’ cash management program, we have advances to and from Williams through our parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Effective April 29, 2004, the advances are directly with Williams.

     Through an agency agreement, Williams Power Company (WPC), an affiliate of ours, manages all jurisdictional merchant gas sales for us, receives all margins associated with such business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.

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

     Comprehensive income for the three months ended March 31, 2004 and 2003 respectively, are as follows (in thousands):

	Three Months
	Ended March 31,
	2004	2003
Net income	$45,348	$54,933
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	(195)	155

Total comprehensive income	$45,153	$55,088

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

     On March 26, 2004, the FERC issued an order that affirmed, in part, and reversed, in part, the ALJ’s initial decision on the issues not resolved by the Settlement. On the issues discussed above, the FERC affirmed the ALJ’s determination that our existing treatment of the arrangement with our former affiliate relating to right of way is just and reasonable and our proposal to roll-in the costs of the Cherokee, Pocono and SunBelt projects is unjust and unreasonable, but reversed the ALJ’s rejection of our proposal to recover the costs of the Mobile Bay expansion project on a rolled-in basis and found that we had shown that our proposed rolled-in rates are just and reasonable. The FERC also affirmed the ALJ’s determination that we must separate our Emergency Eminence Withdrawal service from our Rate Schedule FT service and offer the Emergency Eminence Withdrawal service under a separate rate schedule, thereby permitting shippers to decide whether to take that service. Currently, the costs of the Emergency Eminence Withdrawal service is included as part of our Rate Schedule FT service for those shippers that can access the Eminence Storage Field. Under the FERC’s decision, we would be at risk for those costs to the extent that shippers did not elect to subscribe to all of the separately offered service. Pursuant to the Settlement, this change, if upheld, would be implemented on a prospective basis. On April 26, 2004, several parties, including Transco, filed requests for rehearing of the FERC’s March 26, 2004 order.

     General rate case (Docket No. RP97-71) On November 1, 1996, we submitted to the FERC a general rate case filing principally designed to recover costs associated with increased capital expenditures.

     The filing also included a pro-forma proposal to roll-in the costs of our Leidy Line and Southern expansion incremental projects.

     All issues in this proceeding have been resolved through settlement or litigation, with the exception of the roll-in issues consolidated with Docket No. RP95-197, which is discussed below, and one issue remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) relating to the rate paid by a shipper under its firm transportation contract. The shipper had requested that the FERC reinstate its discounted transportation rate under the firm transportation contract effective on June 1, 2003 or as soon as possible thereafter, that we be directed to make refunds of amounts collected from the shipper in excess of the discounted rate since February 1, 2001, with interest, and that we be authorized to make billing adjustments to recover the cost of the refunds from our other shippers. On April 19, 2004, the FERC issued an order in response to the D.C. Circuit Court’s remand. The FERC affirmed its conclusion that the discounted transportation rate is not justified, and denied the shipper’s request that its discounted rate be reinstated and its request for refunds.

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

     The ALJ generally ruled in favor of our implementation positions, with the major exception that the ALJ required that the roll-in of the costs of the incremental projects into Transco’s system rates be phased in over a three-year period. In October 2001, the FERC issued an order on the ALJ’s decision which generally upheld the decision, except that the FERC reversed the ALJ’s decision to phase the roll-in of the costs finding that the three-year phasing is not necessary in this case. In August 2002, we filed to implement, among other things, the FERC’s decision on the roll-in of the costs of the incremental Leidy Line and Southern expansion projects. On December 12, 2002, the FERC issued an order accepting our compliance filing effective October 1, 2002. On January 13, 2003, certain parties filed for rehearing of the FERC’s December 12, 2002 order, arguing that we improperly reallocated certain storage costs in implementing the roll-in.

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate,Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at March 31, 2004, was approximately $354 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including us, filed in the D.C. Circuit Court petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.

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

     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. The FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. We also filed a request for rehearing of the FERC’s May 2003 order. At March 31, 2004, the net book value of these facilities was $66 million including the Williams purchase price allocation pushed down to Transco.

     North High Island/West Cameron Systems and Central Louisiana System Spin-down Proceedings In 2001 the FERC issued orders authorizing us to spin down only a portion of these systems to Gas Processing. All legal challenges of these FERC orders have been exhausted and while we have not yet transferred any of the facilities authorized for spin down to our gas processing affiliate, we continue to evaluate the option of doing so.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through March 31, 2004, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

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

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, we estimate that over the next five years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $27 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2004, Transco had a balance of approximately $28 million for these estimated costs recorded in current liabilities ($5 million) and other long-term liabilities ($23 million) in the accompanying Condensed Consolidated Balance Sheet.

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

     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment and we anticipate that during 2004 the EPA may designate additional new non-attainment areas which might impact our operations. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. Additionally, the EPA is expected to promulgate additional rules regarding hazardous air pollutants in 2004, which may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $230 million to $260 million subsequent to 2003. If the EPA designates additional new non-attainment areas in 2004, which impact our operations, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

     Other claims In September 2002, an interconnected pipeline informed us of a proposed adjustment to the volumes delivered to us at an interconnect meter station in Clinton Co., Pennsylvania related to the period July 2001 through June 2002 and for September 2002. The pipeline asserts that the adjustment is necessary because obstructions in the meter tubes affected readings at the meter station, resulting in an understatement of the volumes delivered to us during those periods. The pipeline initially claimed that an adjustment ranging from approximately 263,000 dekatherms (dt) to 739,000 dt was necessary, but in January 2003, submitted to us an adjustment of approximately 697,000 dt. We have disputed all aspects of the adjustment and are in discussions with the other pipeline to resolve the matter.

Safety Matters

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

Other Commitments

     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $37 million at March 31, 2004.

3. DEBT AND FINANCING ARRANGEMENTS

Revolving Credit and Letter of Credit Facilities

     The interest rate on Williams’ current $800 million secured revolving and letter of credit facility (Credit Agreement), under which Transco has access to all unborrowed amounts, is variable at the London Interbank Offering Rate (LIBOR) plus 0.75% or 1.84% at March 31, 2004. As of March 31, 2004, letters of credit totaling $268 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At March 31, 2004, the amount of restricted investments securing this facility was $283.6 million, which collateralized the facility at approximately 106%.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

Current Maturities of Long-term Debt

     The current maturities of long-term debt at March 31, 2004 are associated with $200 million of 6 1/8% Notes that mature on January 15, 2005.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123,“Accounting for Stock-Based Compensation”.

	Three months
	Ended March 31,
	2004	2003
	(Thousands of Dollars)
Net income, as reported	$45,348	$54,933
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	72	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(650)	(499)

Pro forma net income	$44,770	$54,434

     Pro forma amounts for 2004 include compensation expense from awards made in 2004, 2003, 2002 and 2001. Also included in the 2004 pro forma expense is $0.2 million of incremental expense associated with the stock option exchange program discussed below. Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002 and 2001.

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

ITEM 2. Management’s Narrative Analysis of Results of Operations.

Regulatory Matters

     Order Nos. 2004 and 2004-A (Docket No. RM01-10-000) On November 25, 2003, the FERC issued Order No. 2004 adopting uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The standards regulate the conduct of transmission providers with their energy affiliates. In Order No. 2004, the FERC defined energy affiliates broadly to include any non-transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, manages or controls transmission capacity or that buys, sells, trades or administers natural gas or electric energy, engages in financial transactions relating to the sale or transmission of natural gas or electricity, and Hinshaw and intrastate pipelines. In Order No. 2004-A, issued on April 16, 2004, the FERC, among other things, clarified the definition of energy affiliates in a manner which should narrow its scope. Transmission providers must comply with the new standards of conduct by September 1, 2004. We filed and posted a plan and schedule for implementing the requirements of Order No. 2004 on February 9, 2004, and currently are reviewing these new standards (as modified by Order No. 2004-A), preparing to adopt new compliance measures and evaluating the impact of increased costs to us.

     Since May 1995, Williams Field Services Company (WFS), an affiliated company, has operated our production area facilities pursuant to the terms of an operating agreement. In anticipation of Order No. 2004 requirements, we intend to terminate the operating agreement in the second quarter of 2004, after which we will operate our production area facilities. We anticipate that the increased costs resulting from the additional employees required to operate these facilities will be offset by the discontinuation of the operating fee we currently pay to WFS under the terms of the operating agreement.

Williams’ Recent Events

     In February 2003, Williams outlined its planned business strategy in response to the events that significantly impacted the energy sector and Williams during late 2001 and much of 2002. The plan focused on migrating to an integrated natural gas business comprised of a strong, but smaller portfolio of natural gas businesses, reducing debt and increasing Williams’ liquidity through assets sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage Williams with the objective of returning to investment grade status and to develop a balance sheet and cash flows capable of supporting and ultimately growing its remaining businesses.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, Williams successfully executed certain critical components of its plan during 2003. Key execution steps for 2004 and beyond include the completion of planned asset sales, additional reductions of Williams’ selling, general and administrative (SG&A) costs, the replacement of its cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuation of efforts to exit from the power business. Projected asset sales are expected to generate proceeds of approximately $800 million in 2004. On March 31, 2004, Williams completed an asset sale for proceeds of approximately $279 million.

Transco Recent Event

     On March 17, 2004, the International Brotherhood of Electrical Workers (IBEW) Local Union 94 filed a petition with the National Labor Relations Board (NLRB) seeking to represent a single state-wide unit of employees employed at five facilities within New Jersey. The NLRB declined to find that a single state-wide unit would be appropriate and, instead, found that two district wide units to include the five locations in New Jersey would be appropriate units. If the IBEW is able to obtain the required showing of interest, the NLRB will set elections(s) to determine whether employees select IBEW representation at either of those locations. We anticipate such elections(s) to be scheduled during the week of May 24, 2004.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of Transco’s 2003 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Our operating income for the three months ended March 31, 2004 was $90.4 million compared to operating income of $99.9 million for the three months ended March 31, 2003. Net income for the three months ended March 31, 2004 was $45.3 million compared to $54.9 million for the three months ended March 31, 2003. The lower operating income of $9.5 million was primarily the result of higher cost of natural gas transportation, operation and maintenance expense, and administrative and general expenses as discussed below. The decrease in net income of $9.6 million was primarily attributable to the decreased operating income and higher expenses as discussed below in Other Income and Other Deductions.

Transportation Revenues

     Our operating revenues related to transportation services for the three months ended March 31, 2004 were $206.9 million, compared to $202.3 million for the three months ended March 31, 2003. The higher transportation revenues of $4.6 million were primarily due to increased demand revenues of $7.3 million resulting from new expansion projects (Momentum Phase 1 placed into service on May 1, 2003, Trenton-Woodbury placed into service on November 1, 2003, and Momentum Phase 2 placed into service on February 1, 2004), partially offset by a decrease of $2.4 million of reimbursable costs that are included in operating expenses and recovered in our rates.

     As shown in the table below, our total market-area deliveries for the three months ended March 31, 2004 increased 4.9 trillion British Thermal Units (TBtu) (1.0%) when compared to the same period in 2003. Increased deliveries associated with a new expansion project were mostly offset by the effects of a slightly milder winter season. Our production area deliveries for the three months ended March 31, 2004 increased 20.6 TBtu (43.9%) when compared to the same period in 2003. This is primarily due to increased deliveries to production area interconnects resulting from additional offshore supply sources being connected to the system.

	Three months
	Ended March 31,
Transco System Deliveries (TBtu)	2004	2003
Market-area deliveries:
Long-haul transportation	213.9	223.9
Market-area transportation	267.6	252.7

Total market-area deliveries	481.5	476.6
Production-area transportation	67.5	46.9

Total system deliveries	549.0	523.5

Average Daily Transportation Volumes (Tbtu)	6.0	5.8
Average Daily Firm Reserved Capacity (Tbtu)	6.8	6.6

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

     Through an agency agreement, WPC manages our jurisdictional merchant gas sales, excluding our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations and, therefore, the anticipated termination of such services in April 2005, will have no impact on our operating income or results of operations.

     In addition to our merchant gas sales, we also have cash out sales, which settle gas imbalances with shippers. The cash out sales have no impact on our operating income or results of operations.

     Operating revenues related to our sales services were $123.9 million for the three months ended March 31, 2004, compared to $159.6 million for the same period in 2003. The decrease was primarily due to a lower volume of merchant sales during the first three months of 2004 compared to the same period in 2003. Additionally, part of the decrease resulted from a lower average sales price of $5.88 per dekatherm (dt) for the three months ending March 31, 2004, compared to $6.33 per dt for the same period of 2003. These decreases were partially offset by higher cash out sales volumes related to the monthly settlement of imbalances.

	Three months
	Ended March 31,
Gas Sales Volumes (TBtu)	2004	2003

Long-term sales	11.5	16.4
Short-term sales	2.2	4.7

Total gas sales	13.7	21.1

Storage Revenues

     Our operating revenues related to storage services of $31.6 million for the three months ended March 31, 2004 were comparable to the same period in 2003.

Other Revenues

     Our other operating revenues were $2.5 million for the three months ended March 31, 2004 compared to $3.5 million for the same period in 2003. The reduction was primarily due to decreases in environmental mitigation credit sales.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $122.3 million for the three months ended March 31, 2004 and $159.6 million for the comparable period in 2003, our operating expenses for the three months ended March 31, 2004, were approximately $14.3 million higher than the comparable period in 2003. This increase was primarily attributable to higher cost of natural gas transportation, operation and maintenance expense, administrative and general expenses, and taxes other than income taxes, partially offset by slightly lower depreciation and amortization expense. The higher cost of natural gas transportation resulted from an increase in fuel expense of $8.9 million due to the benefit of pricing differentials in 2003 related to volumes of gas used in operations, partially offset by a decrease of $2.4 million in 2004 of reimbursable costs that are recovered in our rates. The increase in operation and maintenance expense in 2004 of $4.1 million is due primarily to higher labor and permitting costs. The increase in administrative and general expense of $2.5 million is mostly due to increased management services billed to us by Williams. The $1.9 million increase in taxes other than income taxes was mostly due to an increase in franchise taxes resulting from a state audit. The lower depreciation and amortization expense of $0.6 million was due to a $4.0 million decrease resulting from an adjustment to depreciation previously recognized, offset by a $3.4 million increase due to the additions in property resulting from completion of recent construction projects.

Other Income and Other Deductions

     Other income and other deductions for the three months ended March 31, 2004, resulted in higher expense of $6.0 million compared to the same period in 2003. This was primarily due to a decrease in the allowance for funds used during construction resulting from a lower amount of capital projects under construction.

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to WGP, by accessing capital markets, and, if required, by borrowings under the Credit Agreement and advances from WGP.

     We have an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2004, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. However, the ability to utilize this registration statement is currently restricted by certain covenants associated with Williams’ $800 million 8.625% senior unsecured notes that were issued in 2003. Interest rates, market conditions, and industry conditions will affect amounts borrowed, if any, under this arrangement. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     The interest rate on Williams’ current $800 million secured revolving and letter of credit facility (Credit Agreement), under which Transco has access to all unborrowed amounts, is variable at the London Interbank Offering Rate (LIBOR) plus 0.75% or 1.84% at March 31, 2004. As of March 31, 2004, letters of credit totaling $268 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At March 31, 2004, the amount of restricted investments securing this facility was $283.6 million, which collateralized the facility at approximately 106%.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

     As a participant in Williams’ cash management program, we have advances to and from Williams through our parent company, WGP. At March 31, 2004, the advances due to us by WGP totaled $105.8 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay us. Effective April 29, 2004, the advances are directly with Williams.

Credit Ratings

     The credit ratings on our senior unsecured long-term debt did not change during the first three months of 2004 and, as of March 31, 2004, are as follows:

Moody’s Investors Services	B1
Standard & Poor’s	B+
Fitch Ratings	BB

Capital Expenditures

     As shown in the table below, our capital expenditures for the three months ended March 31, 2004 were $34.6 million, compared to $63.9 million for the three months ended March 31, 2003.

	Three months
	Ended March 31,
	2004	2003
Capital Expenditures	(In Millions)
Market-area projects	$9.6	$53.5
Supply-area projects	4.5	9.1
Maintenance of existing facilities and other projects	20.5	1.3

Total capital expenditures	$34.6	$63.9

     Our capital expenditures estimate for 2004 and future capital projects are discussed in our 2003 Annual Report on Form 10-K. The following describes new capital projects proposed by us.

       Central New Jersey Expansion Project We held an “open season” offering of new capacity from January 14, 2004 to February 13, 2004 to receive requests for incremental firm transportation service to be made available through our Central New Jersey Expansion Project, a proposed expansion of our pipeline system in Zone 6 from Station 210 to locations along our Trenton-Woodbury Line. As a result of the open season, the expansion has been designed to create approximately 105,000 dekatherms per day of new firm transportation capacity, which will be fully subscribed under a long-term arrangement with one shipper. The project facilities will include approximately 3.5 miles of pipeline loop at an estimated capital cost of $13 million. We plan to file for FERC approval of the project in the third quarter of 2004. The target in-service date for the project is November 1, 2005.

Other Capital Requirements and Contingencies

     Our capital requirements and contingencies are discussed in our 2003 Annual Report on Form 10-K. Other than as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in our 2003 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

Conclusion

     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide us with sufficient liquidity to meet our capital requirements. When necessary, we also expect to access public and private markets on terms commensurate with our current credit ratings to finance our capital requirements.

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

     Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s first fiscal quarter .

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

(10)	Material contracts

-	1	U.S. $1,000,000,000 Credit Agreement dated as of May 3, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citibank, N.A. and Bank of America, N.A., as Issuing Banks, the banks named therein as Banks, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, The Bank of Nova Scotia, The Royal Bank of Scotland plc as Co-Documentation Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Co-Book Runners (filed as Exhibit 10.4 to The Williams Companies, Inc. Form 10-Q for the quarter ended March 31, 2004 Commission File Number 1-4174).

(31)	Section 302 Certifications

-	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

-	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: May 6, 2004	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)