Form 10-Q
period 2004-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2004-08-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     The number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 2004 was 100.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
INDEX

     Certain matters discussed in this report, excluding historical information, include forward-looking statements – statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2003 Annual Report on Form 10-K and 2004 First Quarter Report on Form 10-Q.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Revenues:
Natural gas sales	$95,271	$104,120	$219,145	$263,707
Natural gas transportation	192,428	194,116	399,354	396,445
Natural gas storage	30,289	31,145	61,849	62,966
Other	3,070	10,292	5,548	13,830

Total operating revenues	321,058	339,673	685,896	736,948

Operating Costs and Expenses:
Cost of natural gas sales	95,271	104,120	217,596	263,707
Cost of natural gas transportation	2,669	5,938	13,909	10,643
Operation and maintenance	46,058	46,820	95,455	92,149
Administrative and general	31,218	26,282	62,444	55,034
Depreciation and amortization	49,152	56,075	96,621	104,128
Taxes - other than income taxes	12,024	9,776	24,773	20,631
Other, net	182	(999)	169	(923)

Total operating costs and expenses	236,574	248,012	510,967	545,369

Operating Income	84,484	91,661	174,929	191,579

Other (Income) and Other Deductions:
Interest expense	22,164	22,203	44,330	44,345
Interest income – affiliates	(3,069)	(1,206)	(4,440)	(3,272)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,827)	(4,098)	(3,345)	(9,619)
Equity in earnings of unconsolidated affiliates	(1,843)	(1,942)	(3,519)	(3,787)
Miscellaneous other (income) deductions, net	(1,029)	(2,001)	(1,774)	(3,895)

Total other (income) and other deductions	14,396	12,956	31,252	23,772

Income before Income Taxes	70,088	78,705	143,677	167,807
Provision for Income Taxes	26,756	30,854	54,997	65,023

Net Income	$43,332	$47,851	$88,680	$102,784

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$223	$300
Receivables:
Affiliates	3,808	9,360
Advances to affiliates	139,425	49,947
Others	101,234	133,814
Transportation and exchange gas receivables	15,033	22,756
Inventories	108,276	110,766
Deferred income taxes	19,660	20,616
Other	15,891	17,095

Total current assets	403,550	364,654

Investments, at cost plus equity in undistributed earnings	44,116	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,798,263	5,758,739
Less-Accumulated depreciation and amortization	1,513,725	1,439,493

Total property, plant and equipment, net	4,284,538	4,319,246

Other Assets	192,834	205,862

Total assets	$4,925,038	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$42,473	$64,092
Other	65,708	102,600
Transportation and exchange gas payables	14,934	22,149
Accrued liabilities	129,420	129,531
Reserve for rate refunds	6,874	10,610
Current maturities of long-term debt	199,894	—

Total current liabilities	459,303	328,982

Long-Term Debt	924,500	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	954,723	931,940
Other	113,758	114,829

Total other long-term liabilities	1,068,481	1,046,769

Contingent liabilities and commitments (Note 2)
Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	821,112	782,432
Accumulated other comprehensive loss	(788)	(1,144)

Total common stockholder’s equity	2,472,754	2,433,718

Total liabilities and stockholder’s equity	$4,925,038	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$88,680	$102,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,550	99,994
Deferred income taxes	23,484	17,409
Allowance for equity funds used during construction (Equity AFUDC)	(2,375)	(6,914)
Changes in operating assets and liabilities:
Receivables	38,132	40,972
Transportation and exchange gas receivables	7,723	(2,256)
Inventories	2,490	(39,604)
Payables	(34,962)	20,578
Transportation and exchange gas payables	(7,215)	7,543
Accrued liabilities	(111)	3,406
Reserve for rate refunds	(3,736)	1,770
Other, net	14,961	(24,175)

Net cash provided by operating activities	224,621	221,507

Cash flows from financing activities:
Debt issue costs	—	(121)
Change in cash overdrafts	(15,108)	(12,139)
Common stock dividends paid	(50,000)	(155,000)
Advances from affiliate, net	—	(3,022)

Net cash used in financing activities	(65,108)	(170,282)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(59,847)	(111,466)
Changes in accounts payable	(8,441)	(519)
Advances to affiliates, net	(89,478)	52,675
Other, net	(1,824)	2,203

Net cash used in investing activities	(159,590)	(57,107)

Net decrease in cash	(77)	(5,882)
Cash at beginning of period	300	6,183

Cash at end of period	$223	$301

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

     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2004, and results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K and 2004 First Quarter Report on Form 10-Q.

     As a participant in Williams’ cash management program, we have advances to and from Williams. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Prior to April 29, 2004, the advances flowed through our parent company, WGP.

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

     Our Board of Directors declared a cash dividend on common stock in the amount of $50 million on June 30, 2004.

     Comprehensive income for the three and six months ended June 30, 2004 and 2003 respectively, are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$43,332	$47,851	$88,680	$102,784
Equity interest in unrealized gain/(loss) on interest rate hedge	551	(208)	356	(53)

Total comprehensive income	$43,883	$47,643	$89,036	$102,731

2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

     General rate case (Docket No. RP01-245) On March 1, 2001, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover costs associated with an increase in rate base resulting from additional plant, an increase in rate of return and related taxes, and an increase in operation and maintenance expenses.

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

     All issues in this proceeding previously were resolved through settlement or litigation, with the exception of the roll-in issues consolidated with Docket No. RP95-197, which is discussed below, and one issue remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) relating to the rate paid by a shipper under its firm transportation contract. The shipper had requested that the FERC reinstate its discounted transportation rate under the firm transportation contract effective on June 1, 2003 or as soon as possible thereafter, that we be directed to make refunds of amounts collected from the shipper in excess of the discounted rate since February 1, 2001, with interest, and that we be authorized to make billing adjustments to recover the cost of the refunds from our other shippers. On April 19, 2004, the FERC issued an order in response to the D.C. Circuit Court’s remand. The FERC affirmed its conclusion that the discounted transportation rate is not justified, and denied the shipper’s request that its discounted rate be reinstated and its request for refunds. No party filed a request for rehearing of the FERC’s April 19, 2004 order; therefore, the FERC’s decision on this matter is final.

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

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at June 30, 2004, was approximately $347 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including us, filed in the D.C. Circuit Court petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.

     While the proceedings related to the 1996 application were pending, we filed with the FERC the applications described below seeking authorization to abandon portions of the facilities included in the 1996 application.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In 2000, we filed an application with the FERC seeking authorization to abandon certain of our offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. The FERC approved the abandonment and the non-jurisdictional treatment of all of these facilities. Effective December 2001, we transferred to Gas Processing the North Padre Island facilities through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. Parties filed petitions for review of the FERC’s 2001 order to the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued in June, 2003. In 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and us alleging concerted actions by these affiliates frustrated the FERC’s regulation of us. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. In 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined a gathering rate for service on these facilities, which is to be collected by us. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and in May 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS filed petitions for review of the FERC’s orders with the D.C. Circuit Court and on July 13, 2004, the court granted the petitions, vacating the FERC’s orders and remanding the case to the FERC for further proceedings not inconsistent with the court’s opinion.

     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. The FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the

FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. At June 30, 2004, the net book value of these facilities was $66 million including the Williams purchase price allocation pushed down to Transco.

     North High Island/West Cameron Systems and Central Louisiana System Spin-down Proceedings In 2001 the FERC issued orders authorizing us to spin down only a portion of these systems to Gas Processing. All legal challenges of these FERC orders have been exhausted and while we have not yet transferred any of the facilities authorized for spin down to our gas processing affiliate, we continue to evaluate the option of doing so. On May 6, 2004, the FERC issued an order relating to the Central Louisiana system spin-down proceeding in which the FERC required Transco and Gas Processing to show cause, due to developments in another proceeding, why certain of the Central Louisiana facilities previously found to be gathering should not be classified as jurisdictional transmission facilities. We filed our response to the show cause order on July 6, 2004, arguing that the FERC should not alter its conclusion that the facilities serve a gathering function.

     The net book value, at the application date, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco.

     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, and on July 28, 2004, we filed an application with the FERC for authorization to effectuate the sale. The net book value of such facilities as of June 30, 2004 was approximately $30 million, including the Williams purchase price allocation pushed down to Transco.

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

     Other Williams responded to a subpoena from the Commodities Futures Trading Commission and inquiries from the FERC related to natural gas storage inventory issues. Williams believes that these inquiries are a part of an ongoing general industry-wide investigation. The inquiries relate to the formal reporting of inventory levels, the sharing of non-public data concerning inventory levels, and the potential uses of such data in natural gas trading. We own and operate natural gas storage facilities.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through June 30, 2004, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

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

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, we estimate that over the next five years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $27 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2004, Transco had a balance of approximately $27 million for these estimated costs recorded in current liabilities ($5 million) and other long-term liabilities ($22 million) in the accompanying Condensed Consolidated Balance Sheet.

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

     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal

Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment with the one-hour ozone standard. In April 2004, EPA designated eight-hour ozone non-attainment areas. We also operate facilities in areas of the country now designated as non-attainment with the eight-hour ozone standard. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In March 2004 and June 2004, the EPA promulgated additional regulations regarding hazardous air pollutants; these regulations may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $230 million to $260 million subsequent to 2003. EPA’s recent designation of new non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

     Other claims In September 2002, an interconnected pipeline informed us of a proposed adjustment to the volumes delivered to us at an interconnect meter station in Clinton Co., Pennsylvania related to the period July 2001 through June 2002 and for September 2002. The pipeline asserted that the adjustment was necessary because obstructions in the meter tubes affected readings at the meter station, resulting in an understatement of the volumes delivered to us during those periods. The pipeline initially claimed that an adjustment ranging from approximately 263,000 dekatherms (dt) to 739,000 dt was necessary, but in January 2003, submitted to us an adjustment of approximately 697,000 dt. In June 2004, the pipeline agreed to an adjustment of approximately 255,000 dt to resolve this matter. We believe that this adjustment will have no impact on our operating income or results of operations.

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

Other Commitments

     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $43 million at June 30, 2004.

3. DEBT AND FINANCING ARRANGEMENTS

Revolving Credit and Letter of Credit Facilities

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility (Credit Agreement) which is available for borrowings and letters of credit. At June 30, 2004, letters of credit totaling $181 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Williams also has a commitment from its agent bank to expand its credit facility by an additional $275 million. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offering Rate (LIBOR) plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

Current Maturities of Long-term Debt

     The current maturities of long-term debt at June 30, 2004 are associated with $200 million of 6 1/8% Notes that mature on January 15, 2005. It is management’s intent to repay the notes from amounts due us through advances to Williams and refinancing.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,“Accounting for Stock-Based Compensation” (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$43,332	$47,851	$88,680	$102,784
Add/Deduct: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	112	(55)	184	(55)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700)	(477)	(1,350)	(976)

Pro forma net income	$42,744	$47,319	$87,514	$101,753

     Pro forma amounts for 2004 include compensation expense from awards made in 2004, 2003, 2002 and 2001. Also included in the 2004 pro forma expense is $0.2 million and $0.4 million of incremental expense for the three and six months ended June 30, 2004, respectively, associated with the stock option exchange program discussed below. Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002 and 2001.

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     On May 15, 2003, Williams’ shareholders approved a stock option exchange program. Under this program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options and will amortize the remaining expense on the cancelled options through year-end 2004.

ITEM 2. Management’s Narrative Analysis of the Results of Operations.

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

     Since May 1995, Williams Field Services Company (WFS), an affiliated company, has operated our production area facilities pursuant to the terms of an operating agreement. In response to FERC Order No. 2004, we terminated the operating agreement and effective June 1, 2004, we resumed operating these facilities. We anticipate that the increased costs resulting from the additional employees required to operate these facilities will be offset by the discontinuation of the operating fee we were paying to WFS under the terms of the operating agreement.

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

     Asset sales during 2004 were initially expected to generate proceeds of approximately $800 million. In the first quarter of 2004, Williams completed an asset sale for proceeds of approximately $304 million. In July 2004, Williams completed the sale of additional assets for approximately $536 million. In addition to these transactions, Williams currently expects to generate additional proceeds from the sale of assets of approximately $50 million to $100 million.

Transco Recent Event

     On March 17, 2004, the International Brotherhood of Electrical Workers (IBEW) Local Union 94 filed a petition with the National Labor Relations Board (NLRB) seeking to represent a single state-wide unit of employees employed at five facilities within New Jersey. The NLRB declined to find that a single statewide unit would be appropriate and, instead, found that two district wide units to include the five locations in New Jersey would be appropriate units. Elections were conducted by the NLRB on May 26, 2004 at these units to determine whether the employees would select representation, and a majority of employees voted to reject representation by the IBEW.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2003 Annual Report on Form 10-K and in our 2004 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Our operating income for the six months ended June 30, 2004 was $174.9 million compared to operating income of $191.6 million for the six months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $88.7 million compared to $102.8 million for the six months ended June 30, 2003. The lower operating income of $16.7 million was primarily the result of lower other operating revenues and higher administrative and general cost, partially offset by lower depreciation and amortization expense as discussed below. The decrease in net income of $14.1 million was attributable to the decreased operating income and higher net expenses as discussed below in Other Income and Other Deductions.

Transportation Revenues

     Our operating revenues related to transportation services for the six months ended June 30, 2004 were $399.4 million, compared to $396.4 million for the six months ended June 30, 2003. The higher transportation revenues of $3.0 million were primarily due to increased demand revenues of $12.6 million mostly resulting from new expansion projects (Momentum Phase 1 placed into service on May 1, 2003, Trenton-Woodbury placed into service on November 1, 2003, and Momentum Phase 2 placed into service on February 1, 2004), partially offset by a decrease of $8.5 million of reimbursable costs that are included in operating expenses and recovered in our rates.

     As shown in the table below, our total market-area deliveries for the six months ended June 30, 2004 increased 17.6 trillion British Thermal Units (TBtu) (2.1%) when compared to the same period in 2003. Increased deliveries were associated with an increase in power generation relative to the same period in 2003. Our production area deliveries for the six months ended June 30, 2004 increased 23.6 TBtu (17.3%) when compared to the same period in 2003. This is primarily due to increased deliveries to production area interconnects resulting from additional offshore supply sources being connected to the system.

	Six Months
	Ended June 30,
Transco System Deliveries (TBtu)	2004	2003
Market-area deliveries:
Long-haul transportation	402.9	405.0
Market-area transportation	433.6	413.9

Total market-area deliveries	836.5	818.9
Production-area transportation	160.4	136.8

Total system deliveries	996.9	955.7

Average Daily Transportation Volumes (Tbtu)	5.5	5.3
Average Daily Firm Reserved Capacity (Tbtu)	6.7	6.4

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

     Operating revenues related to our sales services were $219.1 million for the six months ended June 30, 2004, compared to $263.7 million for the same period in 2003. The decrease was primarily due to a lower volume of merchant sales during the first six months of 2004 compared to the same period in 2003, partially offset by higher cash out sales volumes related to the monthly settlement of imbalances.

	Six Months
	Ended June 30,
Gas Sales Volumes (Tbtu)	2004	2003
Long-term sales	18.6	25.9
Short-term sales	6.3	11.4

Total gas sales	24.9	37.3

Storage Revenues

     Our operating revenues related to storage services of $61.8 million for the six months ended June 30, 2004 were comparable to revenues of $63.0 million for the same period in 2003.

Other Revenues

     Our other operating revenues were $5.5 million for the six months ended June 30, 2004 compared to $13.8 million for the same period in 2003. The reduction was primarily due to a decrease in the sale of environmental mitigation credits.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $217.6 million for the six months ended June 30, 2004 and $263.7 million for the comparable period in 2003, our operating expenses for the six months ended June 30, 2004, were approximately $11.7 million higher than the comparable period in 2003. This increase was primarily attributable to higher cost of natural gas transportation, operation and maintenance expense, administrative and general expenses, and taxes other than income taxes, partially offset by lower depreciation and amortization expense. The higher cost of natural gas transportation resulted from an increase in fuel expense of $11.0 million due to the benefit of pricing differentials in 2003 related to volumes of gas used in operations, partially offset by a decrease of $7.8 million in 2004 of reimbursable costs that are recovered in our rates. The increase in operation and maintenance expense in 2004 of $3.3 million is due primarily to increased materials and supplies cost of $1.4 million and higher maintenance cost of $1.3 million for right-of-way clearing. The increase in administrative and general expense of $7.4 million is mostly due to increased management services billed to us by Williams. The higher management services are due primarily to increased third-party costs associated with the implementation of the Sarbanes-Oxley Act of 2002 and with efforts at Williams to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services. The $4.1 million increase in taxes other than income taxes was mostly due to an increase in franchise taxes in the various states in which we operate. The lower depreciation and amortization expense of $7.5 million was due to decreases of $4.9 million associated with lower environmental mitigation development costs and $4.0 million resulting from an adjustment to depreciation previously recognized. These decreases were partially offset by a $1.4 million increase due to the additions in property resulting from completion of recent construction projects.

Other Income and Other Deductions

     Other income and other deductions for the six months ended June 30, 2004 resulted in higher net expenses of $7.5 million compared to the same period in 2003. This was primarily due to a decrease in the allowance for funds used during construction resulting from a lower amount of capital projects under construction.

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to Williams, by accessing capital markets, and, if required, by borrowings under the Credit Agreement and advances from Williams.

     We have an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2004, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. However, the ability to utilize this registration statement is currently restricted by certain covenants associated with Williams’ $800 million 8.625% senior unsecured notes that were issued in 2003. Interest rates, market conditions, and industry conditions will affect amounts borrowed, if any, under this arrangement. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. At June 30, 2004, letters of credit totaling $181 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Williams also has a commitment from its agent bank to expand its credit facility by an additional $275 million. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

     As a participant in Williams’ cash management program, we have advances to and from Williams. At June 30, 2004, the advances due to us by Williams totaled $135.5 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances flowed through our parent company, WGP.

Credit Ratings

     The credit ratings on our senior unsecured long-term debt did not change during the first six months of 2004 and, as of June 30, 2004, are as follows:

Moody’s Investors Services	B1
Standard & Poor’s	B+
Fitch Ratings	BB

Capital Expenditures

     As shown in the table below, our capital expenditures for the six months ended June 30, 2004 were $68.3 million, compared to $112.0 million for the six months ended June 30, 2003.

	Six Months
	Ended June 30,
Capital Expenditures	2004	2003
	(In Millions)
Market-area projects	$11.1	$81.0
Supply-area projects	7.7	11.0
Maintenance of existing facilities and other projects	49.5	20.0

Total capital expenditures	$68.3	$112.0

     Our capital expenditures estimate for 2004 and future capital projects are discussed in our 2003 Annual Report on Form 10-K and 2004 First Quarter Report on Form 10-Q. The following describes new capital projects proposed by us.

     Central New Jersey Expansion Project The Central New Jersey Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to locations along our Trenton-Woodbury Line. The project will create 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include approximately 3.5 miles of pipeline loop at an estimated capital cost of $13 million. We plan to file for FERC approval of the project in the third quarter of 2004. The target in-service date for the project is November 1, 2005.

     Leidy to Long Island Expansion Project We held an “open season” from June 14, 2004 to July 13, 2004 to receive requests for new firm transportation capacity to be made available from the Leidy Hub in Clinton County, Pennsylvania to certain Zone 6 delivery points under our proposed Leidy to Long Island Expansion Project. As a result of the open season, the expansion has been designed to create 100,000 dt/d of firm transportation capacity, for which one shipper has submitted a binding commitment for a twenty-year primary term. The current design of the project facilities includes pipeline looping and compression facilities and pipeline and compressor upgrades at an estimated capital cost of approximately $143 million. The final design of the project facilities is subject to the outcome of our “reverse open season” solicitation of permanent capacity release offers. We expect that nearly three-quarters of the project expenditures will occur in 2007. We plan to file for FERC approval of the project in the third quarter of 2005. The target in-service date for the project is November 1, 2007.

Other Capital Requirements and Contingencies

     Our capital requirements and contingencies are discussed in our 2003 Annual Report on Form 10-K. Other than as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in our 2003 Annual Report on Form 10-K and 2004 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

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

ITEM 4. Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

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

     Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s second fiscal quarter.

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

TRANSCONTINENTAL GAS PIPE LINE
CORPORATION (Registrant)

Dated: August 5, 2004	By /s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)