Form 10-Q
period 2004-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2004-11-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock, par value $1.00 per share, outstanding as of September 30, 2004 was 100.

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

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues:
Natural gas sales	$83,698	$95,249	$302,843	$358,956
Natural gas transportation	187,276	196,489	586,630	592,934
Natural gas storage	30,527	31,384	92,376	94,350
Other	1,923	1,476	7,471	15,306

Total operating revenues	303,424	324,598	989,320	1,061,546

Operating Costs and Expenses:
Cost of natural gas sales	83,698	95,249	301,294	358,956
Cost of natural gas transportation	2,090	9,160	15,999	19,803
Operation and maintenance	46,840	45,401	142,295	137,550
Administrative and general	32,362	28,332	94,806	83,366
Depreciation and amortization	47,815	50,973	144,436	155,101
Taxes - other than income taxes	10,013	9,979	34,786	30,610
Other, net	190	(6,839)	359	(7,762)

Total operating costs and expenses	223,008	232,255	733,975	777,624

Operating Income	80,416	92,343	255,345	283,922

Other (Income) and Other Deductions:
Interest expense	22,302	22,346	66,632	66,691
Interest income – affiliates	(3,253)	(718)	(7,693)	(3,990)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,525)	(1,767)	(5,870)	(11,386)
Equity in earnings of unconsolidated affiliates	(1,787)	(1,761)	(5,306)	(5,548)
Miscellaneous other (income) deductions, net	(1,999)	(1,335)	(3,773)	(5,230)

Total other (income) and other deductions	12,738	16,765	43,990	40,537

Income before Income Taxes	67,678	75,578	211,355	243,385
Provision for Income Taxes	25,582	28,256	80,579	93,279

Net Income	$42,096	$47,322	$130,776	$150,106

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$121	$300
Receivables:
Affiliates	1,424	9,360
Advances to affiliates	183,424	49,947
Others	98,066	133,814
Transportation and exchange gas receivables	19,301	22,756
Inventories	109,230	110,766
Deferred income taxes	18,830	20,616
Other	16,176	17,095

Total current assets	446,572	364,654

Investments, at cost plus equity in undistributed earnings	43,422	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,832,008	5,758,739
Less-Accumulated depreciation and amortization	1,557,087	1,439,493

Total property, plant and equipment, net	4,274,921	4,319,246

Other Assets	186,559	205,862

Total assets	$4,951,474	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$43,957	$64,092
Other	52,786	102,600
Transportation and exchange gas payables	23,588	22,149
Accrued liabilities	124,447	129,531
Reserve for rate refunds	8,669	10,610
Current maturities of long-term debt	199,942	—

Total current liabilities	453,389	328,982

Long-Term Debt	924,677	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	971,475	931,940
Other	112,370	114,829

Total other long-term liabilities	1,083,845	1,046,769

Contingent liabilities and commitments (Note 2)
Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	838,208	782,432
Accumulated other comprehensive loss	(1,075)	(1,144)

Total common stockholder’s equity	2,489,563	2,433,718

Total liabilities and stockholder’s equity	$4,951,474	$4,933,427

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$130,776	$150,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	145,974	151,488
Deferred income taxes	41,233	16,258
Allowance for equity funds used during construction (Equity AFUDC)	(4,170)	(8,177)
Changes in operating assets and liabilities:
Receivables	43,684	31,315
Transportation and exchange gas receivables	3,455	(10,514)
Inventories	1,536	(49,983)
Payables	(47,240)	(4,001)
Transportation and exchange gas payables	1,439	12,016
Accrued liabilities	(5,084)	(5,850)
Reserve for rate refunds	(1,941)	2,555
Other, net	19,483	(22,827)

Net cash provided by operating activities	329,145	262,386

Cash flows from financing activities:
Debt issue costs	—	(131)
Change in cash overdrafts	(13,195)	(23,791)
Common stock dividends paid	(75,000)	(205,000)
Advances from affiliate, net	—	(3,022)

Net cash used in financing activities	(88,195)	(231,944)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(99,445)	(144,370)
Changes in accounts payable	(9,514)	(981)
Advances to affiliates, net	(133,477)	108,345
Other, net	1,307	647

Net cash used in investing activities	(241,129)	(36,359)

Net decrease in cash	(179)	(5,917)
Cash at beginning of period	300	6,183

Cash at end of period	$121	$266

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).

     In this report, Transco (which includes Transcontinental Gas Pipe Line Corporation and unless the context otherwise requires, all of our subsidiaries) is at times referred to in the first person as “we” “us” or “our.”

     The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method.

     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2004, and results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q.

     As a participant in Williams’ cash management program, we have advances to and from Williams. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

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

     Our Board of Directors declared cash dividends on common stock in the amounts of $50 million on June 30, 2004 and $25 million on September 30, 2004.

     Comprehensive income for the three and nine months ended September 30, 2004 and 2003 respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$42,096	$47,322	$130,776	$150,106
Equity interest in unrealized gain/(loss) on interest rate hedge	(287)	343	69	290

Total comprehensive income	$41,809	$47,665	$130,845	$150,396

     Recent accounting standards Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” contains recognition and measurement guidance that must be applied to investment impairment evaluations. Specifically, the Issue provides guidance to determine whether an investment is impaired and whether that impairment is other than temporary. The Issue applies to debt and equity securities, except equity securities accounted for under the equity method. The Financial Accounting Standards Board (FASB) is currently considering implementation guidance for the measurement and recognition provisions for this Issue and has delayed implementation. This Issue is required to be adopted on a prospective basis. We believe that the implementation of this Issue will not have a material impact on our results of operations or financial position.

     “In March 2004, the FASB issued an exposure draft of an accounting standard entitled “Share-Based Payment” to amend Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 95, “Statement of Cash Flows.” At its October 13, 2004 meeting, the FASB concluded that the final statement would be effective for any interim or annual period beginning after June 15, 2005. At this time, we continue to account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 while applying the proforma disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (see Note 4).

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

     On December 3, 2002, an Administrative Law Judge (ALJ) issued his initial decision on the issues not resolved by the Settlement. In the initial decision, the ALJ determined, among other things, that (1) our existing treatment of the arrangement with our former affiliate relating to right of way is just and reasonable, (2) our proposal to roll-in the costs of the Cherokee, Pocono and SunBelt projects is unjust and unreasonable, and (3) our recovery of the costs of the Mobile Bay expansion project on a rolled-in basis is unjust and unreasonable. As to the Mobile Bay issue, the ALJ determined that we had the burden of establishing that roll-in of that project is just and reasonable, but did not address the issue of any potential refunds. Our current rates are based on the roll-in of the Mobile Bay expansion project.

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

     All issues in this proceeding previously were resolved through settlement or litigation, with the exception of the roll-in issues consolidated with Docket No. RP95-197, which is discussed below.

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

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at September 30, 2004, was approximately $340 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including us, filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.

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

     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. The FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. At September 30, 2004, the net book value of these facilities was $65 million including the Williams purchase price allocation pushed down to Transco.

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

     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, and on July 28, 2004, we filed an application with the FERC for authorization to effectuate the sale. The net book value of such facilities as of September 30, 2004 was approximately $30 million, including the Williams purchase price allocation pushed down to Transco.

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

     The FERC then issued orders in which it addressed our proposed method for recovering the permitted adjustments. The FERC determined that rather than collecting the revenue (including interest) represented by the adjustments, we should collect only the actual volumes comprising the adjustments. In the third quarter of 2002, as a result of the FERC’s determination, we recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Certain customers filed requests for rehearing of the FERC’s decision, and the FERC denied those requests. Several parties have filed a joint petition for review in the D.C. Circuit Court of the FERC’s order. In accordance with the FERC’s order, on January 21, 2004 we distributed refunds and assessed surcharges to our customers for the period April 1, 1999 through March 31, 2003. On March 10, 2004, we assessed further surcharges to our customers covering the period April 1, 2003 through January 31, 2004. We implemented the revised fuel retention factors resulting from application of the FERC’s order on a prospective basis beginning February 1, 2004.

     Other Williams, including Transco, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC investigation is continuing. The FERC inquiries relate to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. We own and operate natural gas storage facilities.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through September 30, 2004, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

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

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next five years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $26 million to $30 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2004, Transco had a balance of approximately $26 million for these estimated costs recorded in current liabilities ($5 million) and other long-term liabilities ($21 million) in the accompanying Condensed Consolidated Balance Sheet.

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

     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist, the costs of which are included in the $26 million to $30 million range discussed above.

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

Safety Matters

     Pipeline Integrity Regulations In December 2003, the United States Department of Transportation Office of Pipeline Safety issued a final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. The rule requires gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and repairs will be between $250 million and $300 million over the 2003 to 2012 period. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments

     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $59 million at September 30, 2004.

3. DEBT AND FINANCING ARRANGEMENTS

Revolving Credit and Letter of Credit Facilities

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility (Credit Agreement) which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At September 30, 2004, letters of credit totaling $438 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offering Rate (LIBOR) plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

Current Maturities of Long-term Debt

     The current maturities of long-term debt at September 30, 2004 are associated with $200 million of 6 1/8% Notes that mature on January 15, 2005. It is management’s intent to repay the notes from amounts due from Williams and possibly a debt issuance.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,“Accounting for Stock-Based Compensation” (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$42,096	$47,322	$130,776	$150,106
Add/Dedect: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	111	—	295	(55)
Deduct: Stock-based employee compensation expense determined under fair values based method for all awards, net of related tax effects	(1,090)	(523)	(2,440)	(1,499)

Pro forma net income	$41,117	$46,799	$128,631	$148,552

     Pro forma amounts for 2004 include compensation expense from awards made in 2004, 2003, 2002 and 2001. Also included in pro forma expense for the three and nine months ended September 30, 2004, is $0.2 million and $0.5 million, respectively, of incremental expense associated with the stock option exchange program discussed below. Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002 and 2001.

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

ITEM 2. Management’s Narrative Analysis of the Results of Operations.

Regulatory Matters

     Order Nos. 2004, et seq. (Docket No. RM01-10-000) On November 25, 2003, the FERC issued Order No. 2004 adopting uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The standards regulate the conduct of transmission providers with their energy affiliates. In Order No. 2004, the FERC defined energy affiliates broadly to include any non-transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, manages or controls transmission capacity or that buys, sells, trades or administers natural gas or electric energy, engages in financial transactions relating to the sale or transmission of natural gas or electricity, and Hinshaw and intrastate pipelines. In Order No. 2004-A, issued on April 16, 2004, the FERC, among other things, clarified the definition of energy affiliates in a manner that narrowed its scope. On August 2, 2004, the FERC issued Order No. 2004-B, which, among other things, further clarified the definition of energy affiliates and deferred the implementation date for the new standards of conduct until September 22, 2004. We posted our procedures implementing the requirements of Order No. 2004 on September 22, 2004, in compliance with the new standards of conduct.

     Beginning in May 1995, Williams Field Services Company (WFS), an affiliated company, operated our production area facilities pursuant to the terms of an operating agreement. In response to FERC Order No. 2004, we terminated the operating agreement and effective June 1, 2004, we resumed operating these facilities. We anticipate that the increased costs resulting from the additional employees required to operate these facilities will be offset by the discontinuation of the operating fee we were paying to WFS under the terms of the operating agreement.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2003 Annual Report on Form 10-K and in our 2004 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Our operating income for the nine months ended September 30, 2004 was $255.3 million compared to operating income of $283.9 million for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $130.8 million compared to $150.1 million for the nine months ended September 30, 2003. The lower operating income of $28.6 million was primarily the result of lower transportation revenues, lower other operating revenues, higher administrative and general cost and higher other operating expenses, partially offset by lower depreciation and amortization expense as discussed below. The decrease in net income of $19.3 million was attributable to the decreased operating income and higher net expenses as discussed below in Other Income and Other Deductions.

Transportation Revenues

     Our operating revenues related to transportation services for the nine months ended September 30, 2004 were $586.6 million, compared to $592.9 million for the nine months ended September 30, 2003. The lower transportation revenues of $6.3 million were primarily due to a decrease of $15.7 million of reimbursable costs that are included in operating expenses and recovered in our rates and a $4.6 million decrease in commodity revenues which is due primarily to lower interruptible transportation. This was partially offset by increased demand revenues of $14.3 million mostly resulting from new expansion projects (Momentum Phase 1 placed into service on May 1, 2003, Trenton-Woodbury placed into service on November 1, 2003, and Momentum Phase 2 placed into service on February 1, 2004).

     As shown in the table below, our total market-area deliveries for the nine months ended September 30, 2004 increased 29.0 trillion British Thermal Units (TBtu) (2.5%) when compared to the same period in 2003. Increased deliveries were associated with an increase in power generation relative to the same period in 2003. Our production area deliveries for the nine months ended September 30, 2004 increased 26.9 TBtu (12.2%) when compared to the same period in 2003. This is primarily due to increased deliveries to production area interconnects and increased deliveries to production area processing plants.

	Nine Months
	Ended September 30,
Transco System Deliveries (TBtu)	2004	2003
Market-area deliveries:
Long-haul transportation	582.0	578.1
Market-area transportation	609.2	584.1

Total market-area deliveries	1,191.2	1,162.2
Production-area transportation	246.6	219.7

Total system deliveries	1,437.8	1,381.9

Average Daily Transportation Volumes (Tbtu)	5.2	5.1
Average Daily Firm Reserved Capacity (Tbtu)	6.6	6.4

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

     Operating revenues related to our sales services were $302.8 million for the nine months ended September 30, 2004, compared to $359.0 million for the same period in 2003. The decrease was primarily due to a lower volume of merchant sales during the first nine months of 2004 compared to the same period in 2003. This was partially offset by increases resulting from higher cash out sales volumes related to the monthly settlement of imbalances and a higher average sales price of $5.93 per dekatherm (dt) for the nine months ending September 30, 2004 compared to $5.66 for the same period of 2003.

	Nine Months
	Ended September 30,
Gas Sales Volumes (Tbtu)	2004	2003
Long-term sales	25.0	31.9
Short-term sales	10.6	18.9

Total gas sales	35.6	50.8

Storage Revenues

     Our operating revenues related to storage services of $92.4 million for the nine months ended September 30, 2004 were comparable to revenues of $94.4 million for the same period in 2003.

Other Revenues

     Our other operating revenues were $7.5 million for the nine months ended September 30, 2004 compared to $15.3 million for the same period in 2003. The reduction was primarily due to a decrease in the sale of environmental mitigation credits.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $301.3 million for the nine months ended September 30, 2004 and $359.0 million for the comparable period in 2003, our operating expenses for the nine months ended September 30, 2004, were approximately $14.0 million higher than the comparable period in 2003. This was attributable to increases in operation and maintenance expenses, administrative and general expenses, taxes other than income taxes and other operating costs and expenses, partially offset by lower cost of natural gas transportation and depreciation and amortization expense. The increase in operation and maintenance expense in 2004 of $4.7 million is due primarily to increased materials and supplies cost of $3.1 million and higher maintenance cost of $1.3 million for right-of-way clearing. The increase in administrative and general expense of $11.4 million is mostly due to increased management services billed to us by Williams. As a result of recent changes within Williams, we are receiving an increased share of the management services allocation. The higher management services are also due to increased third-party costs associated with Sarbanes-Oxley Act compliance activities and with efforts at Williams to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services. The $4.2 million increase in taxes other than income taxes was mostly due to an increase in franchise taxes in the various states in which we operate. The higher other operating costs and expenses of $8.1 million were primarily due to a reduction of accrued liabilities in the third quarter of 2003 for claims associated with certain producer indemnities. The lower cost of natural gas transportation of $3.8 million resulted from a decrease of $12.9 million in 2004 of reimbursable costs that are recovered in our rates and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. These decreases were partially offset by an increase in fuel expense of $13.1 million due to the benefit of pricing differentials in 2003 related to volumes of gas used in operations. The lower depreciation and amortization expense of $10.7 million was due to decreases of $4.9 million associated with lower environmental mitigation development costs, $4.0 million resulting from an adjustment to depreciation previously recognized and $1.8 million due primarily to decreased computer software and hardware assets.

Other Income and Other Deductions

     Other income and other deductions for the nine months ended September 30, 2004 resulted in higher net expenses of $3.5 million compared to the same period in 2003. This was primarily due to a decrease in the allowance for funds used during construction resulting from a lower amount of capital projects under construction.

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to Williams, by accessing capital markets, and, if required, by borrowings under the Credit Agreement and advances from Williams.

     We have an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2004, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. However, the ability to utilize this registration statement is restricted by certain covenants of Williams’ debt agreements. Interest rates, market conditions, and industry conditions will affect amounts borrowed, if any, under this arrangement. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At September 30, 2004, letters of credit totaling $438 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

     As a participant in Williams’ cash management program, we have advances to and from Williams. At September 30, 2004, the advances due to us by Williams totaled $183.4 million. The advances are represented by demand notes. We anticipate demanding repayment of a significant portion of these advances to Williams for use in retiring the $200 million of 6 1/8% Notes that mature on January 15, 2005. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

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

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, Williams successfully executed certain critical components of its plan during 2003. Key execution steps for 2004 and beyond included the completion of planned asset sales, additional reductions of Williams’ selling, general and administrative (SG&A) costs, the replacement of its cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuation of efforts to exit from the power business.

     Asset sales during 2004 were expected to generate proceeds of approximately $800 million. In the first quarter of 2004, Williams completed an asset sale for approximately $304 million. In July 2004, Williams completed the sale of additional assets for approximately $544 million, including amounts paid to its subsidiaries for amounts previously due from the assets that were sold.

     In September 2004, Williams’ Board of Directors approved the decision to retain Williams’ power business and end its efforts to exit that business. Williams will continue its current program of managing this business to minimize financial risk and maximize cash flow associated with its long-term contracts.

Credit Ratings

     The credit ratings on our senior unsecured long-term debt did not change during the first nine months of 2004 and, as of September 30, 2004, are as follows:

Moody’s Investors Services	B1
Standard & Poor’s	B+
Fitch Ratings	BB

Capital Expenditures

     As shown in the table below, our capital expenditures for the nine months ended September 30, 2004 were $109.0 million, compared to $145.4 million for the nine months ended September 30, 2003. We currently estimate that capital expenditures for the year 2004 will be approximately $160 million compared to the approximately $191 million detailed in our 2003 Annual Report on Form 10-K.

	Nine Months
	Ended September 30,
Capital Expenditures	2004	2003
	(In Millions)
Market-area projects	$11.3	$90.9
Supply-area projects	6.1	11.0
Maintenance of existing facilities and other projects	91.6	43.5

Total capital expenditures	$109.0	$145.4

     Our capital expenditures estimate for 2004 and future capital projects are discussed in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q. The following describes new capital projects proposed by us.

     Central New Jersey Expansion Project The Central New Jersey Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to locations along our Trenton-Woodbury Line. The project will create 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include approximately 3.5 miles of pipeline loop at an estimated capital cost of $13 million. We filed an application for FERC approval of the project on August 11, 2004. The target in-service date for the project is November 1, 2005.

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

Other Capital Requirements and Contingencies

     Our capital requirements and contingencies are discussed in our 2003 Annual Report on Form 10-K. Other than as described in Note 2 of the Notes to Condensed Consolidated Financial Statements and the Capital Expenditures discussion in Item 2 of this report, there have been no new developments from those described in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

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

ITEM 4. Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.

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

     Effective July 1, 2004, Williams entered into an outsourcing agreement with IBM which will improve Williams’ ability to adjust support operations as business conditions dictate while maintaining a high quality of service. The services being rendered by IBM include certain aspects of Williams’ accounting, human resources and information technology activities. The more significant of these include payroll, accounts payable, property, general ledger and related accounting, benefits, compensation, infrastructure and applications. As a result of the outsourcing substantially all of Williams’ employees in the outsourced functions were initially hired by IBM and continued performing the same functions during the third quarter. Contractually, IBM is required to develop and implement internal controls and has agreed to work with Williams to implement compliance measures to satisfy the Sarbanes-Oxley Act of 2002. IBM has agreed to make minimal changes to processes and systems through year end 2004.

     Notwithstanding the above, management concludes that its current controls are effective at a reasonable assurance level. In addition, there has been no material change, other than the outsourcing described above, in our Internal Controls that occurred during the registrant’s third fiscal quarter.

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

(10)	Material contracts

–	1	Letter of Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent, the Banks and Issuing Banks party thereto and Citibank, N.A. and Bank of America, N.A. (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2004 Commission File Number 1-4174).

–	2	Revolving Credit Commitment Increase Agreement dated August 4, 2004, by and among the Williams Companies, Inc., Citicorp USA, Inc. in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent and the Banks and Issuing Banks party thereto, the Issuing Banks and Citicorp USA, Inc. (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2004 Commission File Number 1-4174).

(31)	Section 302 Certifications

–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE
CORPORATION (Registrant)

Dated: November 4, 2004	By	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)