Form 10-K
period 2004-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2005-03-30
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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

     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2005 was 100.

     The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
FORM 10-K

PART I

ITEM 1. Business.

     In this report, Transco (which includes Transcontinental Gas Pipe Line Corporation and unless the context otherwise requires, all of our subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”

GENERAL

     Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Williams is a reporting entity for 2004 under the Sarbanes-Oxley Act of 2002. Transco is not an accelerated filer and therefore not required to report in 2004 under Section 404 of the Sarbanes-Oxley Act of 2002.

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

     As of December 31, 2004, we had 1,175 full time employees.

     At December 31, 2004, our system had a mainline delivery capacity of approximately 4.7 MMdt1 of gas per day from production areas, to our primary markets. Using our Leidy Line and market-area storage capacity, we can deliver an additional 3.4 MMdt of gas per day for a system-wide delivery capacity total of approximately 8.1 MMdt of gas per day. The system is composed of approximately 10,500 miles of mainline and branch transmission pipelines, 44 compressor stations, five underground storage fields, two liquefied natural gas (LNG) storage facilities and 4 processing plants. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.

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

     Through an agency agreement, one of our affiliates, Williams Power Company (WPC), manages our jurisdictional merchant gas sales.

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

     Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2004 were Piedmont Natural Gas Company, PSE&G Energy Resources & Trade, LLC, and Philadelphia Gas Works, which accounted for approximately 12.7%, 8.7 % and 7.0%, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.

     Our total system deliveries for the years 2004, 2003 and 2002 are shown below.

Transco System Deliveries (TBtu)	2004	2003	2002
Market-area deliveries
Long-haul transportation	781.6	771.1	824.2
Market-area transportation	817.1	802.1	776.5

Total market-area deliveries	1,598.7	1,573.2	1,600.7
Production-area transportation	317.7	296.7	179.6

Total system deliveries	1,916.4	1,869.9	1,780.3

Average Daily Transportation Volumes (TBtu)	5.2	5.1	4.9
Average Daily Firm Reserved Capacity (TBtu)	6.6	6.5	6.4

     Our total market-area deliveries for 2004 increased 25.5 TBtu, or 1.6%, when compared to 2003. Increased deliveries were associated with an increase in power generation and overall market demand. Our production area deliveries increased 21.0 TBtu (7.1%) when compared to 2003. This is primarily due to increased deliveries to production area interconnects and increased deliveries to production area processing plants.

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

PIPELINE PROJECTS

     Central New Jersey Expansion Project The Central New Jersey Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to locations along our Trenton-Woodbury Line. The project will create 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include approximately 3.5 miles of pipeline loop at an estimated capital cost of $13 million. We filed an application for FERC approval of the project on August 11, 2004 which the FERC approved on February 10, 2005. The target in-service date for the project is November 1, 2005.

     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dt/d of firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include pipeline looping in Pennsylvania and looping and a natural gas compressor facility in New Jersey. Based on the results of the open season for the project and the incorporation of existing capacity made available through a reverse open season, the estimated capital cost of the project has been reduced to $103 million. We expect that nearly three-quarters of the project expenditures will occur in 2007. The FERC has granted our request to initiate a pre-application environmental review, soliciting early input from citizens, governmental entities, and other interest parties to identify and address potential siting issues. We expect to file a formal application with the FERC in September 2005. The target in-service date for the project is November 1, 2007.

REGULATORY MATTERS

     Our transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes and (3) volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, certain revenues previously collected may be subject to refund. We record estimates of rate refund liabilities considering outcomes of our regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

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

     Order Nos. 2004, et seq. (Docket No. RM01-10-000) On November 25, 2003, the FERC issued Order No. 2004 adopting uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The standards regulate the conduct of transmission providers with their energy affiliates. In Order No. 2004, the FERC defined energy affiliates broadly, but in Order No. 2004-A, issued on April 16, 2004, the FERC, among other things, clarified the definition of energy affiliates in a manner that narrowed its scope. On August 2, 2004, the FERC issued Order No. 2004-B, which, among other things, further clarified the definition of energy affiliates and deferred the implementation date for the new standards of conduct until September 22, 2004. We posted on our electronic bulletin board our procedures implementing the requirements of Order No. 2004 on September 22, 2004, in compliance with the new standards of conduct. On December 21, 2004, the FERC issued Order No. 2004-C, which, among other things, further clarified Order No. 2004-B. Certain parties have sought rehearing of Order No. 2004-C, and other parties have filed petitions for review of the FERC’s Order Nos. 2004, et seq.

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

     Our gas sales volumes managed by WPC for the years 2004, 2003 and 2002 are shown below.

Gas Sales Volumes (TBtu)	2004	2003	2002
Long-term sales	30.3	41.7	49.1
Short-term sales	13.8	24.7	31.6

Total gas sales	44.1	66.4	80.7

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

     Environmental We are subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations are generally recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon our competitive position or earnings. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 2. Contingent Liabilities and Commitments — Environmental Matters.”

COMPETITION

     The natural gas industry has undergone tremendous change since the issuance of FERC Order 636 in 1992. Order 636 required that the natural gas sales, transportation, and other services that were formerly provided in bundled form by pipelines be separated, resulting in non-discriminatory open access transportation services, and encouraged the establishment of market hubs. These and other factors have led to a commodity market in natural gas and to increasingly competitive markets in natural gas services, including competitive secondary markets in pipeline capacity. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. These factors have increased the risk for pipelines of contract non-renewal or capacity turnback and have encouraged shorter contract lives.

     At the state level, both local distribution company (LDC) unbundling and electric industry restructuring are affecting pipeline markets. Several states have implemented changes similar to the federal changes under Order 636. New York, New Jersey, Pennsylvania, Maryland, Delaware, Georgia and the District of Columbia have established regulations for LDC unbundling and are currently implementing them on a company-by-company basis. Although pipeline operators are increasingly challenged to accommodate the flexibility demanded by customers and allowed under tariffs, the changes being implemented at the state level have not, thus far, required renegotiation of` LDC contracts. The state plans have in some cases discouraged LDCs from signing long-term contracts for new capacity.

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

     All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects, ” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, such things as:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations; and

•	power and gas prices and demand.

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

These risks and uncertainties include:

•	general economic and market conditions;

•	changes in laws or regulations;

•	continued availability of capital and financing;

•	recovery of amounts through rates; and

•	other factors, most of which are beyond our control.

   See the “Risk Factors” section of this report for a more detailed discussion of these risks and uncertainties.

     When considering forward-looking statements, one should keep in mind the risk factors described in “Rick Factors” below. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

     The FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, we are facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on economic and other considerations. Our ability to compete in the natural gas pipeline industry is impacted by our ability to offer competitively priced services and to successfully implement efficient and effective operational systems, that must also meet applicable regulatory requirements.

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

Risk affecting our strategy and financing needs

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

Despite Williams’ restructuring efforts, we may not attain investment grade ratings.

     Credit rating agencies perform independent analysis when assigning credit ratings. Given the significant changes in capital markets and the energy industry over the last few years, credit rating agencies continue to review the criteria for attaining investment grade ratings and make changes to those criteria from time to time. Williams’ goal is to attain investment grade ratios. However, there is no guarantee that the credit rating agencies will assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.

Our debt agreements impose restrictions on us that may adversely affect our ability to operate our business.

     Our debt agreements contain covenants that restrict, among other things, our ability to create liens, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

     Although we are currently in compliance with our financial and other covenants in our debt agreements, our failure to comply with such financial or other covenants could result in events of default. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. By reason of cross-default or cross-acceleration provisions in certain of our debt agreements, such a default or acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If the lenders under any of our debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements.

Risks related to outsourcing of non-core support services.

Institutional knowledge represented by former Williams employees now employed by Williams’ outsourcing service provider might not be adequately preserved.

Due to the large number of former Williams employees who migrated to an outsourcing provider, access to significant amount of internal historical knowledge and expertise could become unavailable to us, particularly if knowledge transfer initiatives are delayed or ineffective.

Failure of the outsourcing relationship might negatively impact our ability to conduct our business.

     Some studies indicate a high failure rate of outsourcing relationships. Although Williams has taken steps to build a cooperative and mutually beneficial relationship with its outsourcing providers, a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business.

Williams’ ability to receive services from outsourcing provider locations outside of the United States might be impacted by cultural differences, political instability, or unanticipated regulatory requirements in jurisdictions outside the United States.

     Certain information technology application development, human resources, and help desk services that are currently provided by an outsourcer will be relocated to service centers operated by Williams’ outsourcing provider outside of the United States during 2005. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

Risks related to environmental matters

We could incur material losses if we are held liable for the environmental condition of any of our assets or divested assets, which could include losses that exceed our current expectations.

     We are generally responsible for all on-site liabilities associated with the environmental condition of our facilities and assets, which we have acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In addition, in connection with certain acquisitions and sales of assets, we might obtain, or be required to provide, indemnification against certain environmental liabilities. If we incur a material liability, or the other party to a transaction fails to meet its indemnification obligations to us, we could suffer material losses. If a purchaser of a divested asset incurs a liability due to the environmental condition of the divested asset, we may have a contractual obligation to indemnify that purchaser or otherwise retain responsibility for the environmental condition of the divested asset. We may also have liability for the environmental condition of divested assets under applicable federal or state laws and regulations. Changes to applicable laws and regulations or changes to their interpretation may increase our liability. Environmental conditions of divested assets may not be covered by insurance. Even if environmental conditions could be covered by insurance, policy conditions may not be met.

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

     Further, our regulatory rate structure and our contracts with customers might not necessarily allow us to recover costs incurred to comply with new environmental regulations. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs. Should we fail to comply with all applicable environmental laws, we might be subject to penalties and fines imposed by regulatory authorities. Although we do not expect that the costs of complying with current environmental legislation will have a material adverse effect on our financial condition or results of operations, no assurance can be made that the costs of complying with environmental legislation in the future will not have such an effect.

RISKS RELATING TO ACCOUNTING STANDARDS

Potential changes in accounting standards might cause us to revise our financial results and disclosure in the future.

     Accounting irregularities discovered in the past few years in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent auditors and other accounting practices. Because it is still unclear what laws or regulations will develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically. In addition, the Financial Accounting Standards Board (FASB), FERC or the Securities and Exchange Commission (SEC) could enact new or revised accounting standards that might impact how we are required to record revenues, expenses, assets and liabilities.

RISKS RELATING TO OUR INDUSTRY

The long-term financial condition of our gas transmission business is dependent on the continued availability of natural gas reserves.

     The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional natural gas reserves might not be developed in commercial quantities and in sufficient amounts to fill the capacities of our gathering and transmission pipeline facilities.

Gas transmission activities involve numerous risks that might result in accidents and other operating risks and costs.

     There are inherent in our gas transmission properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the level of damages resulting from these risks. We implemented an Integrity Management Plan (IMP) in December 2004, as required by the Pipeline Safety Improvement Act. As part of the IMP, we identified High Consequence Areas (HCA) through which our pipeline runs. A HCA is an area where the potential consequence of a gas pipeline accident may be significant or do considerable harm to people or property. Certain segments of our pipeline runs through HCAs. An event such those described above in a HCA not only could cause considerable harm to people or property, but could have a material adverse effect on our financial position and results of operations, particularly if the event is not fully covered by insurance.

     Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances could adversely impact our ability to meet contractual obligation and retain customers.

OTHER RISKS

The threat of terrorist activities and the potential for continued military and other actions could adversely affect our business.

     The continued threat of terrorism and the impact of continued military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for our gas transmission operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While we are taking steps that we believe are appropriate to increase the security of our energy assets, there is no assurance that we can completely secure our assets or completely protect them against a terrorist attack. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business. In particular, we might experience increased capital or operating costs to implement increased security for our energy assets.

Our assets and operations can be affected by weather and other natural phenomena.

     Our assets and operations, especially those located offshore, can be adversely affected by hurricanes, earthquakes, tornadoes and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations.

ITEM 2. Properties.

     See “Item 1. Business.”

ITEM 3. Legal Proceedings.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana, in which it asserted damages, including interest calculated through December 31, 2004, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False

Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005, and we expect a decision in the second quarter of 2005.

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next three years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $21 million to $25 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2004, Transco had a balance of approximately $23 million for these estimated costs recorded in current liabilities ($4 million) and other long-term liabilities ($19 million) in the accompanying Consolidated Balance Sheet.

     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation have also been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $21 million to $25 million range discussed above.

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

     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment with the one-hour ozone standard. In April 2004, EPA designated eight-hour ozone non-attainment areas. We also operate facilities in areas of the country now designated as non-attainment with the eight-hour ozone standard. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In March 2004 and June 2004, the EPA promulgated additional regulations regarding hazardous air pollutants; these regulations may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $110 million to $125 million. EPA’s recent designation of new non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

     We are an indirect wholly-owned subsidiary of Williams; therefore, our common stock is not publicly traded.

     Our Board of Directors declared cash dividends on common stock in the amounts of $50 million on June 30, 2004, $25 million on September 30, 2004 and $50 million on December 30, 2004.

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

     Regulatory Accounting We are regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. At December 31, 2004, we had approximately $141 million of regulatory assets and approximately $54 million of regulatory liabilities included in the accompanying Consolidated Balance Sheet. At December 31, 2003, we had approximately $144 million of regulatory assets and approximately $51 million of regulatory liabilities included in the accompanying Consolidated Balance Sheet.

     Revenue subject to refund FERC regulations promulgate policies and procedures which govern a process to establish the rates that we are permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related taxes and (3) volume throughput assumptions.

     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2004, we had accrued approximately $9 million for potential refunds applicable to all regulatory proceedings. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate.

     Contingent liabilities We record liabilities for estimated loss contingencies when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of the matter. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period.

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

     Proposed FERC Accounting Guidance In November 2004, the FERC issued proposed accounting guidance on accounting for pipeline assessment costs. If adopted, we may be required to expense certain assessment costs that have historically been capitalized. For 2005, the estimated impact of this proposal would be additional expense of $12 million to $18 million.

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

     Operating Income and Net Income Our operating income for 2004 was $360.9 million compared to operating income of $370.0 million for 2003. Net income for 2004 was $191.5 million compared to net income of $194.3 million for 2003.

     The lower operating income of $9.1 million was primarily the result of lower other revenues, higher operation and maintenance costs and higher other operating costs and expenses as discussed below. Our 2004 operating income increased $18.9 million due to certain adjustments recorded in the first and fourth quarters as discussed below. The decrease in net income of $2.8 million was primarily attributable to the decreased operating income net of the related income taxes, partially offset by the lower deductions, as discussed below in Other Income and Other Deductions. Our 2004 net income increased $14.6 million due to the adjustments recorded in the first and fourth quarters as discussed below.

     Transportation Revenues Our operating revenues related to transportation services decreased $12.4 million to $784.6 million for 2004 when compared to 2003. The lower transportation revenues were primarily due to a decrease of $23.3 million of reimbursable costs that are included in operating expenses and recovered in our rates and a $5.4 million decrease in commodity revenues which is due primarily to lower interruptible transportation. This was partially offset by increased demand revenues of $16.0 million, mostly resulting from new expansion projects (Momentum Phase 1 placed into service on May 1, 2003, Trenton-Woodbury placed into service on November 1, 2003, and Momentum Phase 2 placed into service on February 1, 2004).

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

     Through an agency agreement, WPC manages our jurisdictional merchant gas sales, which does not include our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations and, therefore, the anticipated termination of such services in April 2005, will have no impact on our operating income or results of operations.

     In addition to our merchant gas sales, we also have cash out sales, which settle gas imbalances with shippers. The cash out sales have no impact on our operating income or results of operations.

     Operating revenues related to our sales services decreased $68.5 million to $403.2 million for 2004 when compared to 2003. The decrease was primarily due to a lower volume of merchant sales during 2004 compared to 2003. This was partially offset by increases resulting from higher cash out sales volumes related to the monthly settlement of imbalances and a higher average sales price of $6.16 per dt in 2004, compared to $5.42 per dt in 2003.

     In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems, which may deliver different quantities of gas on our behalf than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables. Our tariff includes a method whereby the majority of transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases.

     Storage Revenues Our operating revenues related to storage services of $123.0 million for 2004 were comparable to revenues of $124.4 million for 2003.

     Other Revenues Our other operating revenues decreased $11.3 million to $9.1 million for 2004, when compared to 2003, primarily due to a decrease in environmental mitigation credit sales.

     Operating Costs and Expenses During the fourth quarter of 2004, in connection with the assessment of the effectiveness of our internal controls related to Williams’ compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, certain account balances were adjusted based on evaluations of account reconciliations and, for certain balances, a lack of recent activity in the accounts. Substantially all of the adjustments related to amounts recorded prior to 2002. The adjustments resulted in a decrease in cost of natural gas sales of $0.7 million, a decrease in cost of natural gas transportation of $5.5 million, a decrease in operation and maintenance expenses of $2.2 million, a decrease in administrative and general expenses of $6.5 million and an increase in income taxes of $2.8 million. The net effect of the adjustments on our consolidated financial position at December 31, 2004 was a decrease in current assets of $3.6 million, an increase in other assets of $4.6 million, a decrease in current liabilities of $5.6 million, a decrease in long-term liabilities of $5.5 million, and an increase in retained earnings of $12.1 million. The net effect of these adjustments was not material to any prior quarter or year presented herein and had no impact on consolidated cash flows for any period. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies.”

     Excluding the cost of natural gas sales of $400.9 million for 2004 and $471.6 million for 2003, our operating expenses were approximately $13.8 million lower than the comparable period in 2003. This decrease was primarily attributable to the lower cost of natural gas transportation and depreciation and amortization expense, partially offset by increases in operation and maintenance expense, administrative and general expense, taxes other than income taxes and other operating costs and expenses. The lower cost of natural gas transportation of $16.1 million resulted from a decrease of $18.1 million in 2004 of reimbursable costs that are recovered in our rates, a decrease of $5.5 million associated with the adjustment in the fourth quarter of 2004 discussed above and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. These decreases were partially offset by an increase in fuel expense of $10.4 million due to the benefit of pricing differentials in 2003 related to volumes of gas used in operations. The lower depreciation and amortization expense of $17.1 million was due to decreases of $7.7 million associated with lower environmental mitigation development costs, $5.4 million due primarily to decreased computer software and hardware assets and $4.0 million resulting from an adjustment recorded in the first quarter of 2004 associated with a correction of an error related to depreciation of certain in-house developed system software. The increase in operation and maintenance expense in 2004 of $4.7 million is due primarily to increased materials and supplies cost of $4.0 million and higher maintenance cost of $1.3 million for right-of-way clearing, partially offset by the $2.2 million adjustment in the fourth quarter of 2004 discussed above. The increase in administrative and general expense of $1.5 million is mostly due to increased management services billed to us by Williams, partially offset by the $6.5 million adjustment in the fourth quarter of 2004 discussed above. As a result of recent changes within Williams, we are receiving an increased share of the management services allocation. The higher management services costs are also due to increased third-party costs associated with certain mandated compliance activities and with efforts at Williams to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services. The $5.0 million increase in taxes other than income taxes was mostly due to an increase in franchise taxes in the various states in which we operate. The higher other operating costs and expenses of $8.3 million were primarily due to a reduction of accrued liabilities in the third quarter of 2003 for claims associated with certain producer indemnities.

     Other Income and Other Deductions Other income and other deductions resulted in $1.6 million lower net expense in 2004 compared to 2003. The higher interest income – affiliates of $7.4 million was due to an increase in intercompany demand notes resulting from a lower amount of dividends paid to WGP in 2004 compared to 2003 and higher interest rates in 2004 compared to 2003. The allowance for funds used during construction was $4.7 million lower due to a lower amount of capital projects under construction.

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

     Sales Revenues Operating revenues related to our sales services increased $90.9 million to $471.6 million for 2003, when compared to 2002. The increase was primarily due to a higher average sales price of $5.42 per dt in 2003 compared to $3.29 per dt in 2002, partially offset by a lower volume of merchant sales.

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

     Operating Costs and Expenses Excluding the cost of natural gas sales of $471.6 million for 2003 and $380.7 million for 2002, our operating expenses were approximately $23.0 million lower than the comparable period in 2002. This decrease was primarily attributable to the lower cost of natural gas transportation, administrative and general expense, and other operating costs and expenses, partially offset by increases in depreciation and amortization expense and taxes other than income taxes. The lower cost of natural gas transportation was due to a $14.6 million decrease in nontracked fuel expense primarily resulting from pricing differentials related to volumes of gas used in operations, partially offset by higher tracked fuel expense of $5.4 million and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. The lower administrative and general expense was primarily due to lower labor cost of $15.0 million resulting mostly from a reduced workforce and lower employee benefits expenses as a result of the enhanced-benefit early retirement option offered to certain Williams employee groups during 2002. The lower other operating costs and expenses were primarily due to a $7.2 million reduction of reserves in the third quarter of 2003 for claims associated with certain producer indemnities as a result of recent settlements and court rulings and a $17 million charge in 2002 associated with a FERC penalty (see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Contingent Liabilities and Commitments – Rate and Regulatory Matters”). Also, our charitable contribution commitments were $2.5 million lower in 2003 compared to 2002. Depreciation and amortization increased $22.3 million due primarily to the increase in property resulting from completion of recent construction projects. The higher taxes other than income taxes of $6.5 million was primarily due to lower taxes in 2002 as a result of a refund of state franchise taxes.

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

CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     We fund our capital requirements with cash flows from operating activities by, repayments of funds advanced to Williams, accessing capital markets, and, if required, borrowings under the Credit Agreement and advances from Williams.

     We have an effective registration statement on file with the Securities and Exchange Commission. At December 31, 2004, $200 million of shelf availability remains under this registration statement which may be used to issue debt securities. At December 31, 2004, the ability to utilize this registration statement was restricted by certain covenants of Williams’ debt agreements. On January 20, 2005, the restriction on us was removed with the replacement of Williams’ two unsecured revolving credit facilities. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility (Credit Agreement) which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At December 31, 2004, letters of credit totaling $422 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is also required to pay a commitment fee (currently 0.375% annually) based on the unused portion of the facility. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings. Upon entering into the new $1 billion secured revolving credit facility on May 3, 2004, Williams terminated the existing $800 million revolving and letter of credit facility.

     On December 10, 2004, we issued $75 million of Floating Rate Senior Notes (Floating Rate Notes) due 2008. Interest is payable on January 15, April 15, July 15, and October 15 of each year, beginning on April 15, 2005. The notes will bear interest at the three-month LIBOR rate plus 1.28% and will mature on April 15, 2008. The first coupon setting had a four-month LIBOR and was 3.84125% on December 31, 2004. Interest on the notes will be reset on each interest payment date, beginning on April 15, 2005. The notes will be unsecured and unsubordinated indebtedness and will rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. The net proceeds from this offering were used to repay a portion of $200 million of our 6 1/8% Senior Notes that matured on January 15, 2005 (6 1/8% Notes).

     As a participant in Williams’ cash management program, we have advances to and from Williams. At December 31, 2004, the advances due to us by Williams totaled $302.8 million which included proceeds associated with the issuance of the Floating Rate Notes. The advances are represented by demand notes. In January 2005, Williams repaid $200 million of these advances for use in retiring the 6 1/8% Notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

     Through a wholly-owned subsidiary, we hold a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58% fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” We adopted these standards effective January 1, 2001. As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income. For the years ended December 31, 2004 and 2003, our equity interest in an unrealized loss on Pine Needle’s hedge was $0.9 million and $1.1 million, respectively. The swap agreement initially had a notional amount of $53.5 million of debt, of which $46.0 million was still outstanding at December 31, 2004. The interest rate swap is settled quarterly. The swap agreement was effective March 31, 1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.

Williams’ Recent Events

     In February 2003, Williams outlined its planned business strategy in response to the events that significantly impacted the energy sector and Williams during late 2001 and 2002. The plan focused upon migrating to an integrated natural gas business comprised of a strong, but smaller portfolio of natural gas businesses, reducing debt and increasing Williams’ liquidity through assets sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage Williams with the objective of returning to investment grade status and to develop a balance sheet capable of supporting and ultimately growing its remaining businesses. A component of Williams’ plan was to reduce the risk and liquidity requirements of its power segment while realizing the value of its power portfolio.

     In 2004, Williams continued to execute certain components of the plan and substantially completed its plan as outlined in February 2003. Williams’ results for 2004 include the following.

•	Completion of planned asset sales, which resulted in proceeds of approximately $877.8 million.

•	Replacement of Williams’ cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash.

•	Significant debt reduction of approximately $4 billion through scheduled maturities and early redemptions.

•	On June 1, 2004, Williams announced an agreement with IBM Business Consulting Services (IBM) to aid in transforming and managing certain areas of Williams’ accounting, finance, and human resources processes. Under the agreement, IBM will also manage key aspects of Williams’ information technology, including enterprise wide infrastructure and application development. The 7 1/2 year agreement began July 1, 2004 and is expected to reduce costs in these areas while maintaining a high quality of service.

     In September 2004, Williams Board of Directors approved the decision to retain Williams’ power business and end its efforts to exit that business. Williams’ strategy is to continue managing this business to minimize financial risk, maximize cash flow and meet contractual commitments.

     Williams’ plan for 2005 includes the following objectives:

•	increase focus and disciplined investments in natural gas businesses;

•	continue to steadily improve credit ratios and ratings with the goal of achieving investment grade ratios;

•	continue to reduce risk and liquidity requirements while maximizing cash flow in its power segment; and

•	maintain liquidity from cash and revolving credit facilities of at least $1 billion.

Credit Ratings

     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).

     In the fourth quarter of 2004, Moody’s Investors Service and Fitch Ratings raised the credit ratings on our senior unsecured long-term debt as shown below. The rating given by Standard & Poor’s did not change during 2004 and is B+. Currently, the rating agencies have our credit ratings evaluated as “stable outlook.”

Moody’s Investors Services	B1 to Ba2
Fitch Ratings	BB to BB+

CAPITAL EXPENDITURES

     As shown in the table below, our capital expenditures for 2004 included $10 million for market-area projects, $8 million for supply-area projects and $135 million for maintenance of existing facilities and other projects including expenditures required under the Federal Clean Air Act and Clean Air Act Amendments of 1990 and the Pipeline Safety Improvement Act of 2002. We are estimating approximately $235 million to $260 million of capital expenditures in the year 2005 related to the maintenance of existing facilities, including Clean Air Act and pipeline safety expenditures, expansion projects in the market area, primarily the Central New Jersey and Leidy to Long Island projects and supply area projects.

Capital Expenditures and
Investments in Affiliates	2004	2003	2002
	(In millions)
Market-Area Projects	$10.1	$105.0	$282.0
Supply-Area Projects	8.2	11.8	17.0
Maintenance of Existing Facilities and Other Projects	134.7	78.3	166.8
Investment in Affiliates	—	—	0.2

Total Capital Expenditures and Investments in Affiliates	$153.0	$195.1	$466.0

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     Contractual obligations The table below summarizes the maturity dates of our contractual obligations by period (in millions).

		2006-	2008-	There-
	2005	2007	2009	after		Total
Long-term debt, including current portion:

Principal	$200	$—	$175	$833		$1,208

Interest	75	148	131	361		715

Capital leases	—	—	—	—		—

Operating leases	7	11	9	21		48
Purchase obligations:
Natural gas purchase storage and transportation	133	169	91	124		517

Other	43	6	4	2	(1)	55

Other long-term liabilities, including current portion:
FERC penalty	4	8	—	—		12

Total	$462	$342	$410	$1,341		$2,555

(1)	Includes 10 years of pipeline easement obligations for contracts with indefinite termination dates.

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

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

     Due to variable rate issues in its debt portfolio, Transco’s interest rate risk exposure is influenced by short-term rates, primarily LIBOR on borrowings from commercial banks. To mitigate the impact of fluctuations in short-term interest rates, Transco maintains a significant portion of its debt portfolio in fixed rate debt.

     The following tables provide information about our long-term debt, including current maturities, as of December 31, 2004. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
December 31, 2004	2005	2006	2007	2008
		(Dollars in millions)
Long-term debt:
Fixed rate	$200	$—	$—	$100
Interest rate	7.39%	7.40%	7.40%	7.70%
Variable rate	$—	$—	$—	$75
Interest rate (3.84% for 2004)

	Expected Maturity Date
December 31, 2004	2009	Thereafter	Total	Fair Value
		(Dollars in millions)
Long-term debt:
Fixed rate	$—	$833	$1,133	$1,233
Interest rate	7.80%	7.50%
Variable rate	$—	$—	$75	$76
Interest rate (3.84% for 2004)	$—	$—	$—

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Transcontinental Gas Pipe Line Corporation

     We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          /s/ ERNST & YOUNG LLP

Houston, Texas
March 28, 2005

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues:
Natural gas sales	$403,181	$471,636	$380,721
Natural gas transportation	784,605	797,001	744,390
Natural gas storage	122,951	124,363	135,682
Other	9,079	20,368	15,489

Total operating revenues	1,319,816	1,413,368	1,276,282

Operating Costs and Expenses:
Cost of natural gas sales	400,932	471,636	380,721
Cost of natural gas transportation	10,151	26,228	31,468
Operation and maintenance	190,276	185,575	182,591
Administrative and general	119,440	117,976	139,189
Depreciation and amortization	192,316	209,436	187,117
Taxes – other than income taxes	45,242	40,276	33,819
Other (income) expense, net	548	(7,756)	20,593

Total operating costs and expenses	958,905	1,043,371	975,498

Operating Income	360,911	369,997	300,784

Other (Income) and Other Deductions:
Interest expense - affiliates	—	35	175
- other	88,742	88,784	92,107
Interest income - affiliates	(12,555)	(5,173)	(13,287)
- other	(1,192)	(5)	(1,543)
Allowance for equity and borrowed funds used during construction (AFUDC)	(8,327)	(13,035)	(30,571)
Equity in earnings of unconsolidated affiliates	(7,073)	(7,503)	(7,799)
Impairment of investment in unconsolidated affiliate	—	—	12,275
Miscellaneous other (income) deductions, net	(4,868)	(6,776)	(24,953)

Total other (income) and other deductions	54,727	56,327	26,404

Income before Income Taxes	306,184	313,670	274,380
Provision for Income Taxes	114,635	119,361	111,339

Net Income	$191,549	$194,309	$163,041

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2004	2003
ASSETS

Current Assets:
Cash	$176	$300
Receivables:
Trade less allowance of $1,724 ($2,470 in 2003)	97,433	123,452
Affiliates	1,947	9,360
Advances to affiliates	302,765	49,947
Other	14,954	10,362
Transportation and exchange gas receivables	5,810	22,756
Inventories:
Gas in storage, at LIFO	15,930	25,451
Materials and supplies, at lower of average cost or market	29,080	30,846
Gas available for customer nomination, at average cost	60,369	54,469
Deferred income taxes	20,494	20,616
Other	13,543	17,095

Total current assets	562,501	364,654

Investments, at cost plus equity in undistributed earnings	43,592	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,879,814	5,758,739
Less – Accumulated depreciation and amortization	1,594,177	1,439,493

Total property, plant and equipment, net	4,285,637	4,319,246

Other Assets	232,147	250,748

	$5,123,877	$4,978,313

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	$45,603	$80,667
Affiliates	43,063	64,092
Other	20,592	21,933
Transportation and exchange gas payables	23,131	22,149
Accrued liabilities:
Federal income taxes payable to affiliate	48,774	20,341
State income taxes	6,911	3,044
Other taxes	16,186	14,156
Interest	31,337	31,217
Employee benefits	49,217	47,246
Other	12,103	13,527
Reserve for rate refunds	8,919	10,610
Current maturities of long-term debt	199,991	—

Total current liabilities	505,827	328,982

Long-Term Debt	999,858	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	962,987	931,940
Other	154,714	159,715

Total other long-term liabilities	1,117,701	1,091,655

Contingent liabilities and commitments (Note 2)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	848,981	782,432
Accumulated other comprehensive loss	(920)	(1,144)

Total common stockholder’s equity	2,500,491	2,433,718

	$5,123,877	$4,978,313

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	782,432	833,123	870,082
Add (deduct):
Net income	191,549	194,309	163,041
Cash dividends on common stock	(125,000)	(245,000)	(200,000)

Balance at end of period	848,981	782,432	833,123

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,144)	(1,653)	(572)
Add (deduct):
Net gain/(loss)	224	509	(1,081)

Balance at end of period	(920)	(1,144)	(1,653)

Minimum Pension Liability:
Balance at beginning of period	—	(7,387)	—
Add (deduct):
Net gain/(loss)	—	7,387	(7,387)

Balance at end of period	—	—	(7,387)

Balance at end of period	(920)	(1,144)	(9,040)

Total Common Stockholder’s Equity	$2,500,491	$2,433,718	$2,476,513

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
Net Income	$191,549	$194,309	$163,041

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $137 in 2004, $315 in 2003, $(670) in 2002	224	509	(1,081)

Minimum pension liability adjustment, net of tax of $4,576 in 2003, $(4,576) in 2002	—	7,387	(7,387)

Total Comprehensive Income	$191,773	$202,205	$154,573

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$191,549	$194,309	$163,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,507	203,613	184,874
Deferred income taxes	31,031	28,084	28,428
Provision for loss on property	—	—	2,848
Impairment of investment in unconsolidated affiliate	—	—	12,275
Allowance for equity funds used during construction (Equity AFUDC)	(6,091)	(9,354)	(22,660)
Changes in operating assets and liabilities:
Receivables	28,840	4,396	(29,650)
Receivable – TGPL Enterprises, Inc.	—	—	32,032
Transportation and exchange gas receivable	16,946	(12,394)	4,991
Inventories	5,387	(31,890)	36,571
Payables	(52,937)	8,901	18,827
Transportation and exchange gas payable	982	11,544	(261)
Accrued liabilities	35,857	(18,684)	2,621
Reserve for rate refunds	(1,691)	1,363	(51,434)
Other, net	12,446	(24,371)	(9,957)

Net cash provided by operating activities	456,826	355,517	372,546

Cash flows from financing activities:
Additions to long-term debt	75,000	—	317,119
Retirement of long-term debt	—	—	(275,000)
Debt issue costs	(356)	(131)	(3,095)
Common stock dividends paid	(125,000)	(245,000)	(200,000)
Change in cash overdrafts	(1,341)	(12,457)	18,179
Advances from affiliates-net	—	(3,022)	(4,948)

Net cash used in financing activities	(51,697)	(260,610)	(147,745)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(149,812)	(203,695)	(457,084)
Changes in accounts payable	(3,156)	8,554	(8,735)
Advances to affiliates, net	(252,818)	91,635	209,648
Investments in affiliates, net	—	—	(152)
Other, net	533	2,716	37,233

Net cash used in investing activities	(405,253)	(100,790)	(219,090)

Net increase (decrease) in cash	(124)	(5,883)	5,711
Cash at beginning of period	300	6,183	472

Cash at end of period	$176	$300	$6,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$83,334	$81,081	$81,396
Income taxes paid	51,346	89,408	53,514
Income tax refunds received	(46)	(27)	(426)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies	37
2. Contingent Liabilities and Commitments	44
3. Debt, Financing Arrangements and Leases	52
4. Employee Benefit Plans	54
5. Income Taxes	56
6. Financial Instruments	57
7. Transactions with Major Customers and Affiliates	58
8. Impairments	59
9. Quarterly Information (Unaudited)	60

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

     Regulatory accounting We are regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. At December 31, 2004, we had approximately $141 million of regulatory assets and approximately $54 million of regulatory liabilities included in the accompanying Consolidated Balance Sheet. At December 31, 2003, we had

approximately $144 million of regulatory assets and approximately $51 million of regulatory liabilities included in the accompanying Consolidated Balance Sheet.

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

     Our Board of Directors declared cash dividends on common stock in the amounts of $125 million, $245 million and $200 million for 2004, 2003 and 2002, respectively.

     Principles of consolidation The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity investments as of December 31, 2004 and 2003 primarily consist of Cardinal Pipeline Company, LLC with ownership interest of approximately 45% and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35%.

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

     Contingent liabilities We record liabilities for estimated loss contingencies when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of the matter. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period.

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

     We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage for offshore transmission facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2004, 2003, and 2002 are as follows:

Category of Property	Depreciation Rates
Gathering facilities	0%-3.80%
Storage facilities	2.50%
Onshore transmission facilities	2.35%
Offshore transmission facilities	0.85%-1.50%

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

     During 2004, we made an adjustment to depreciation expense in the amount of $4.0 million. The adjustment was a correction of an error related to depreciation of certain in-house developed system software. These assets, which were retired in prior years, continued to be depreciated, resulting in an over-depreciation of the assets. The error, and correction thereof, resulted in an increase of 2004 Operating Income by $4.0 million, an understatement of 2003 Operating Income by $3.3 million and an understatement of 2002 Operating Income by $0.7 million. The net effect of these adjustments was not material to any prior quarter or year presented herein and had no impact on consolidated cash flows for any period.

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

     We have previously determined that asset retirement obligations exist for our offshore transmission platforms. In 2004, the remaining life of one of our storage facilities became determinable and we were able to estimate the asset retirement obligation. Therefore, we recorded an asset retirement obligation in the amount of $5.6 million associated with the storage facility. At the end of the useful life of each respective asset, we are legally obligated to dismantle offshore transmission platforms and the storage facility. The asset retirement obligation as of December 31, 2004 and 2003 was $17.9 million and $11.6 million, respectively.

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

     We have not recorded asset retirement liabilities for pipeline transmission assets and gas gathering systems. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable. In connection with the adoption of SFAS No. 143, the remaining portion of the negative salvage component of Accumulated Depreciation that represents cost of removal for pipeline transmission assets and gas gathering systems was reclassified to a Noncurrent Regulatory Liability, which totaled $18.8 million as of December 31, 2004 and $25.2 million as of December 31, 2003.

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

     We evaluate our investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-

temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the fair value is recognized in the financial statements as an impairment.

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

     Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $2.2 million, $3.7 million and $7.9 million, for 2004, 2003 and 2002, respectively. The allowance for equity funds was $ 6.1 million, $9.3 million, and $22.7 million, for 2004, 2003 and 2002, respectively.

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

     Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. As a result, receivables determined to be uncollectible are fully written off in the period of such determination. At December 31, 2004 and 2003, we had recorded reserves of $1.7 million and $2.5 million, respectively, for uncollectible accounts.

     Advances to affiliates As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectibility is reasonably assured. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

     Gas imbalances In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. Management believes that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2004 and 2003.

     Gas inventory We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The excess of current cost over the LIFO value on the Consolidated Balance Sheet dated December 31, 2004 is approximately $25 million. The basis for determining current cost is the December 2004 monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination.

     Cash flows from operating activities and cash equivalents We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

     Comprehensive income In 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” We adopted these standards effective January 1, 2001. As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income (loss), net of tax.

     At December 31, 2002, we recorded a minimum pension liability of $7.4 million, net of $4.6 million tax, which was included as a component of our other comprehensive loss for the year 2002. The minimum pension liability was reversed in 2003.

     Employee stock-based awards Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The Williams’ plans are described more fully in Note 4. The following table illustrates the effect on our net income if we had applied the fair value recognition provisions of SFAS No. 123,“Accounting for Stock-Based Compensation.”

	2004	2003	2002
	(Thousands of Dollars)
Net income, as reported	$191,549	$194,309	$163,041
Add (Deduct):
Stock based employee compensation expense included in the Consolidated Statement of Income, net of related tax effects	409	(55)	98
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,319)	(2,097)	(2,017)

Pro forma net income	$188,639	$192,157	$161,122

     Pro forma amounts for 2004 include compensation expense from awards made in 2004, 2003, 2002, and 2001. Also included in the 2004 pro forma expense is $0.7 million of incremental expense associated with a stock option exchange program (See Note 4). Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002, and 2001. Also included in 2003 pro forma expense is $0.4 million of incremental expense associated with a stock option exchange program (See Note 4). Pro forma amounts for 2002 include compensation expense from awards made in 2002 and 2001 and from certain awards made in 1999.

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     Recent accounting standards In December 2004, the FASB issued revised SFAS No. 123, “ Share-Based Payment.” The statement requires that compensation cost for all share based awards to employees be recognized in the financial statements at fair value. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We intend to adopt the revised statement as of the interim reporting period beginning July 1, 2005.

     The revised Statement allows either a modified prospective application or a modified retrospective application for adoption. We will use a modified prospective application for adoption and thus will apply the statement to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Also, for unvested stock awards outstanding as of July 1, 2005, compensation costs for the portion of these awards for which the requisite service has not been rendered will be recognized as the requisite service is rendered after July 1, 2005. Compensation costs for these awards will be based on fair value at the original grant date as estimated for the proforma disclosure under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.” Additionally, a modified retrospective application requires restating periods prior to July 1, 2005 on a basis consistent with the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Since we plan to use a modified prospective application, we will not restate prior periods.

     Certain of Williams’ stock awards currently result in compensation cost under APB No. 25 and related guidance. These stock awards are subject to vesting provisions and Williams’ policy is to adjust compensation cost for forfeitures when they occur. Upon the July 1, 2005 adoption of the statement, we must adjust net income for previously recognized compensation cost, net of income taxes, related to the estimated number of these outstanding stock awards that are expected to be forfeited. This adjustment will be recognized in net income as the cumulative effect of a change in accounting principle. We have not estimated the amount of the adjustment for expected forfeitures.

     We currently present proforma disclosure of net income as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have not determined the Statement’s impact on net income beyond presentation of the proforma disclosures. The Statement requires use of valuation techniques including option pricing models to estimate the fair value of employee stock awards. We are evaluating the appropriateness of several option pricing models including a Black-Scholes model and a lattice model (such as a binomial model). Application of these two models could result in different estimates of fair value with resulting differences in compensation costs.

     Proposed FERC Accounting Guidance In November 2004, the FERC issued proposed accounting guidance on accounting for pipeline assessment costs. If adopted, we may be required to expense certain assessment costs that have historically been capitalized. For 2005, the estimated impact of this proposal would be additional expense of $12 million to $18 million (unaudited).

     Reclassifications Certain reclassifications have been made in the 2003 balance sheet to conform to the 2004 presentation.

     Other During the fourth quarter of 2004, in connection with the assessment of the effectiveness of our internal controls related to Williams’ compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, certain account balances were adjusted based on evaluations of account reconciliations and, for certain balances, a lack of recent activity in the accounts. Substantially all of the adjustments related to amounts recorded prior to 2002. The adjustments resulted in a decrease in cost of natural gas sales of $0.7 million, a decrease in cost of natural gas transportation of $5.5 million, a decrease in operation and maintenance expenses of $2.2 million, a decrease in administrative and general expenses of $6.5 million and an increase in income taxes of $2.8 million. The net effect of the adjustments on our consolidated financial position at December 31, 2004 was a decrease in current assets of $3.6 million, an increase in other assets of $4.6 million, a decrease in current liabilities of $5.6 million, a decrease in long-term liabilities of $5.5 million, and an increase in retained earnings of $12.1 million. The net effect of these adjustments was not material to any prior quarter or year presented herein and had no impact on consolidated cash flows for any period.

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

     In July 2002, the FERC approved a Stipulation and Agreement (Settlement) which resolved all cost of service, throughput and throughput mix issues in this rate case proceeding with the exception of one cost of service issue related to the valuation of certain right-of-way access for the installation of a fiber optic system by a then Transco affiliate, the resolution of which is to be applied prospectively. In the third quarter of 2002, as a result of the FERC’s approval of the Settlement, we recorded additional revenues of $28 million, reduced depreciation expense by $3 million, reversed interest expense of $0.5 million, and reduced our estimated reserve for rate refunds by $24.5 million. Rate refunds required under the Settlement totaling approximately $140 million, including interest, were paid in November 2002. We had previously provided a reserve for the refunds. The other issues not resolved by the Settlement include various cost allocation, rate design and tariff matters.

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

     All issues in this proceeding previously were resolved through settlement or litigation, with the exception of the roll-in issues, which were consolidated with Docket No. RP95-197 and are discussed below.

     General rate case (Docket No. RP95-197) Through settlement and litigation, all issues in this proceeding previously were resolved, except a cost allocation issue related to our implementation of the roll-in of the costs of our Leidy Line and Southern expansion projects.

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

     The ALJ generally ruled in favor of our implementation positions, with the major exception being that the ALJ required that the roll-in of the costs of the incremental projects into Transco’s system rates be phased in over a three-year period. In October 2001, the FERC issued an order on the ALJ’s decision which generally upheld the decision, except that the FERC reversed the ALJ’s decision to phase the roll-in of the costs, finding that the three-year phasing is not necessary in this case. In August 2002, we filed to implement, among other things, the FERC’s decision on the roll-in of the costs of the incremental Leidy Line and Southern expansion projects. On December 12, 2002, the FERC issued an order accepting our compliance filing effective October 1, 2002. On January 13, 2003, certain parties filed for rehearing of the FERC’s December 12, 2002 order, arguing that we improperly allocated certain storage costs in implementing the roll-in. On November 26, 2004, the FERC denied the request for rehearing, reaffirming its finding that our allocation of storage costs was proper. The FERC’s decision on this issue is now final.

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at December 31, 2004, was approximately $333 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including Transco, filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.

     While the proceedings related to the 1996 application were pending, we filed with the FERC the applications described below seeking authorization to abandon portions of the facilities included in the 1996 application.

     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In 2000, we filed an application with the FERC seeking authorization to abandon certain of our offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. The FERC approved the abandonment and the non-jurisdictional treatment of all of these facilities. Effective December 2001, we transferred to Gas Processing the North Padre Island facilities through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. Parties filed petitions for review of the FERC’s orders to the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued in June, 2003. In 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and us alleging concerted actions by these affiliates frustrated the FERC’s regulation of us. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. In 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined a gathering rate for service on these facilities, which is to be collected by us. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and in May 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS filed petitions for review of the FERC’s orders with the D.C. Circuit Court and on July 13, 2004, the court granted the petitions, vacating the FERC’s orders and remanding the case to the FERC for further proceedings not inconsistent with the court’s opinion. On February 15, 2005, the FERC issued an order in response to the D.C. Circuit remand. In that order, the FERC determined that, based on the record and the court’s decision, there is not a sufficient basis to reassert Natural Gas Act of 1938 (NGA) jurisdiction or to assert Outer Continental Shelf Lands Act jurisdiction over the gathering rates and service on the North Padre Island facilities. Accordingly, the FERC reversed the Initial Decision, dismissed the complaint filed by Shell, and directed us to remove the North Padre Island gathering rate and rate schedule from our tariff. On March 7, 2005, Shell filed a request for rehearing of the FERC’s February 15, 2005 order.

     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. In that order, the FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. After we filed our initial brief, the FERC filed a motion for a voluntary remand of the record to permit the FERC to further consider the issues raised and to hold the proceedings in abeyance pending issuance of FERC orders on the matter. On February 11, 2005, the D.C. Circuit Court granted FERC’s motion and remanded the record of this proceeding to the FERC. At December 31, 2004, the net book value of these facilities was $64 million including the Williams purchase price allocation pushed down to Transco.

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

     The net book value, at the application dates in 2001, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco.

     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, but on March 24, 2005, the FERC denied our application for authorization to effectuate the sale. The net book value of such facilities as of December 31, 2004 was approximately $30 million, including the Williams purchase price allocation pushed down to Transco.

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

     The FERC then issued orders in which it addressed our proposed method for recovering the permitted adjustments. The FERC determined that rather than collecting the revenue (including interest) represented by the adjustments, we should collect only the actual volumes comprising the adjustments. In the third quarter of 2002, as a result of the FERC’s determination, we recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Certain customers filed requests for rehearing of the FERC’s decision, the FERC denied those requests and several parties filed a joint petition for review in the D.C. Circuit Court of the FERC’s order. In accordance with the FERC’s order, on January 21, 2004 we distributed refunds and assessed surcharges to our customers for the period April 1, 1999 through March 31, 2003. On March 10, 2004, we assessed further surcharges to our customers covering the period April 1, 2003 through January 31, 2004. We implemented the revised fuel retention factors resulting from application of the FERC’s order on a prospective basis beginning February 1, 2004. Following the filing of the petitioners’ initial brief in their appeal of the FERC’s orders, the FERC filed a motion with the D.C. Circuit Court requesting that the court remand the record of the proceeding to the FERC to permit the FERC to further consider the issues raised by the petitioners and to hold the appeal in abeyance pending issuance of any further FERC order on this matter. On November 29, 2004, the D.C. Circuit Court issued an order granting the FERC’s motion.

     FERC enforcement matter By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and Williams, WPC and us which resolved the FERC staff’s allegations during a formal, nonpublic investigation that WPC personnel had access to our data bases and other information, and that we had failed to accurately post certain information on our electronic bulletin board. Pursuant to the terms of the settlement agreement, we will pay a civil penalty in the amount of $20 million in five equal installments. We made the first payment on May 16, 2003, the second payment on May 13, 2004 and the subsequent payments are due on or before the second, third and fourth anniversaries of the first payment. We recorded a charge to income and established a liability of $17 million in 2002 representing the net present value of the future payments. In addition, we notified our Firm Sales (FS) customers of our intention to terminate the FS service effective April 1, 2005 under the terms of applicable contracts and the FERC certificates authorizing such services. As part of the settlement, WPC agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, we agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and WPC.

     Other Williams, including Transco, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC inquiries relate to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. The FERC investigation is continuing and Williams is engaged in discussions with FERC staff regarding the ultimate disposition of this matter.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through December 31, 2004, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005, and we expect a decision in the second quarter of 2005.

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next three years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $21 million to $25 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2004, Transco had a balance of approximately $23 million for these estimated costs recorded in current liabilities ($4 million) and other long-term liabilities ($19 million) in the accompanying Consolidated Balance Sheet.

     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation have also been recorded as regulatory assets in current assets and other assets in the accompanying Consolidated Balance Sheet.

     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $21 million to $25 million range discussed above.

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

     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment with the one-hour ozone standard. In April 2004, EPA designated eight-hour ozone non-attainment areas. We also operate facilities in areas of the country now designated as non-attainment with the eight-hour ozone standard. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In March 2004 and June 2004, the EPA promulgated additional regulations regarding hazardous air pollutants; these regulations may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $110 million to $125 million. EPA’s recent designation of new non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Safety Matters

     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Office of Pipeline Safety final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and repairs will be between $275 million and $325 million over the remaining assessment period of 2005 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments

     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $36 million at December 31, 2004.

3. DEBT, FINANCING ARRANGEMENTS AND LEASES

     Long-term debt At December 31, 2004 and 2003, long-term debt issues were outstanding as follows (in thousands):

	2004	2003
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
6-1/8% due 2005	200,000	200,000
6-1/4% due 2008	100,000	100,000
Variable Rate due 2008	75,000	—
7% due 2011	300,000	300,000
8.875% Note due 2012	325,000	325,000

Total notes	1,000,000	925,000

Total long-term debt issues	1,207,500	1,132,500
Unamortized debt premium and discount	(7,651)	(8,542)
Current maturities	(199,991)	—

Total long-term debt, less current maturities	$999,858	$1,123,958

     Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2004 are as follows (in thousands):

2005:

6-1/8% Note	$200,000

2008:

6-1/4% Note	$100,000

Floating Rate Note	$75,000

$175,000

     There are no maturities applicable to long-term debt outstanding for the years 2006, 2007 and 2009.

     No property is pledged as collateral under any of our long-term debt issues.

     On May 3, 2004, Williams entered into a new three-year, $1 billion secured revolving credit facility which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At December 31, 2004, letters of credit totaling $422 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Transco and Northwest Pipeline Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee (currently 0.375% annually) based on the unused portion of the facility. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings. Upon entering into the new $1 billion secured revolving credit facility on May 3, 2004, Williams terminated the existing $800 million revolving and letter of credit facility.

     On December 10, 2004, we issued $75 million of Floating Rate Senior Notes due 2008. Interest is payable on January 15, April 15, July 15, and October 15 of each year, beginning on April 15, 2005. The notes will bear interest at the three-month LIBOR rate plus 1.28% and will mature on April 15, 2008. The first coupon setting had a four-month LIBOR and was 3.84125% on December 31, 2004. Interest on the notes will be reset on each interest payment date, beginning on April 15, 2005. The notes will be unsecured and unsubordinated indebtedness and will rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. The net proceeds from this offering were used to repay a portion of $200 million of our 6 1/8% Senior Notes that matured on January 15, 2005.

     Restrictive covenants At December 31, 2004, none of our debt instruments restrict the amount of dividends distributable to WGP.

     Lease obligations Prior to December 23, 1998, we had a 20-year lease agreement for our headquarters building (Williams Tower) which expired on March 29, 2004 (Williams Tower lease). On December 23, 1998, we assigned and transferred to Laughton, L.L.C. (Laughton), an affiliate, all our rights, title and interest in the Williams Tower lease and entered into an agreement to sublease the premises from Laughton through March 29, 2003 (Williams Tower sublease). During 2003, we entered into an agreement with Laughton to extend the Williams Tower sublease through March 29, 2004. All other terms of the Williams Tower lease were incorporated into the Williams Tower sublease, including sublease agreements between us and other parties that also expired on March 29, 2004.

     On October 23, 2003, we entered into a new lease agreement for space in the Williams Tower. The lease term runs through March 31, 2014 with a one-time right to terminate on March 29, 2009. The net rentable area in the new lease is approximately 224,019 square feet. The net rentable area in the previous lease was approximately 1,005,000 square feet.

     The future minimum lease payments under our various operating leases, including the Williams Tower lease are as follows (in thousands):

	Operating Leases
	Williams Tower	Other Leases	Total
2005	$3,936	$2,701	$6,637
2006	4,105	2,239	6,344
2007	4,174	486	4,660
2008	4,347	111	4,458
2009	4,572	114	4,686
Thereafter	21,025	616	21,641

Total net minimum obligations	$42,159	$6,267	$48,426

     Our lease expense was $12.1 million in 2004, $12.6 million in 2003, and $16.6 million in 2002.

4. EMPLOYEE BENEFIT PLANS

     Pension plans We participate in noncontributory defined benefit pension plans with Williams and its subsidiaries that provide pension benefits for our retired employees. Cash contributions related to our participation in the plans totaled $11.3 million in 2004, $13.4 million in 2003 and $27.5 million in 2002.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by us in 1995, representing the amount that the projected benefit obligation exceeded the plan assets. The remaining amount of additional pension costs deferred at December 31, 2004 and 2003 are $3.9 million and $5.0 million and are expected to be recovered through future rates over the average remaining service period for active employees.

     In April 2002, Williams sold securities that were received as a result of a mutual insurance company reorganization and associated with an annuity contract that was entered into by us to fund pension benefits of participants in a terminated pension plan. The disposition of the securities resulted in a gain of $11.0 million, which we recorded as miscellaneous other (income) deductions in 2002. Williams deposited the proceeds from the sale in the Williams Pension Plan as a cash contribution from us and this deposit is included in the cash contributions of $27.5 million for 2002 discussed above.

     At December 31, 2004, we recorded an additional minimum pension liability of $1.6 million. As required by FERC accounting guidance issued in March 2004, this balance was recorded as a regulatory asset instead of accumulated other comprehensive income.

     Postretirement benefits other than pensions We participate in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for our retired employees that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. Cash contributions totaled $2.4 million in 2004, $0.5 million in 2003, and $5.4 million in 2002. We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are collected or refunded through future rate adjustments.

     The allocation of the purchase price to the assets and liabilities of Transco and TEC based on estimated fair values resulted in the recording in 1995 of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 2004 and 2003 are $26.6 million and $30.3 million, respectively, and are expected to be recovered through future rates over the remaining amortization period of the unrecognized transition obligation.

     Defined contribution plan Our employees participate in a Williams defined contribution plan. We recognized compensation expense of $4.4 million, $4.6 million and $8.4 million in 2004, 2003 and 2002, respectively.

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

     The Plan permits the granting of various types of awards including, but not limited to, stock options, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three years from the date of grant and generally expire 10 years after grant.

     On May 15, 2003, Williams’ shareholders approved a stock option exchange program. Under this program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options. The remaining pro forma expense on the cancelled options was amortized through year-end 2004.

     The following summary provides information about our employees’ stock option activity related to Williams common stock for 2004, 2003 and 2002 (options in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of year	3,689	$14.17	4,809	$19.33	3,126	$26.32
Granted (1)	541	9.93	695	10.00	1,692	6.23
Exercised	(741)	5.07	(12)	5.41	(73)	8.52
Forfeited/expired (2)	(160)	23.80	(1,982)	25.88	(15)	1.80
Employee transfers, net	83	—	179	—	79	—

Outstanding — end of year	3,412	$14.94	3,689	$14.17	4,809	$19.33

Exercisable at year end	2,765	$16.04	1,705	$23.95	1,943	$25.55

(1)	All of the 2003 stock options granted relate to the stock option exchange program described above.

(2)	Includes 1,856 options that were cancelled on June 26, 2003, under the stock option exchange program described above.

     The following summary provides information about Williams common stock options that are outstanding and exercisable by our employees at December 31, 2004 (options in thousands):

	Stock Options Outstanding			Stock Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Options	Price	Life (years)	Options	Price
$ 2.27 to $ 2.58	747	$2.58	7.8	747	$2.58
$ 5.40 to $ 9.93	584	$9.90	8.7	29	$9.41
$ 10.00 to $ 42.29	2,081	$20.78	3.3	1,989	$21.19

Total	3,412	$14.94	5.2	2,765	$16.04

     The estimated fair value at date of grant of options for Williams common stock granted in 2004, 2003 and 2002, using the Black-Scholes option pricing model, is as follows:

	2004	2003 (1)	2002
Weighted-average grant date fair value of options for Williams common stock granted during the year	$4.54	—	$2.77
Assumptions:
Dividend yield	0.4%	—	1%
Volatility	50%	—	56%
Risk-free interest rate	3.3%	—	3.6%
Expected life (years)	5.0	—	5.0

(1)	In 2003, the stock options granted to Transco employees were solely related to the employee stock option exchange described above. The weighted average fair value of these options is $1.58, which is the difference in the fair value of the new options granted and the fair value of the exchanged options. The assumptions used in the fair value calculation of the new options granted were: 1) dividend yield of 0.4%; 2) volatility of 50%; 3) weighted average expected remaining life of 3.4 years; and 4) weighted average risk free interest rate of 1.99%.

     Pro forma net income, assuming we had applied the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation cost beginning with 1997 employee stock-based awards, is disclosed under “Employee stock-based awards” in Note 1.

5. INCOME TAXES

     Following is a summary of the provision for income taxes for 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Federal:
Current	$71,803	$80,173	$72,693
Deferred	27,637	24,991	24,896

	99,440	105,164	97,589

State and municipal:
Current	11,801	11,104	10,218
Deferred	3,394	3,093	3,532

	15,195	14,197	13,750

Provision for income taxes	$114,635	$119,361	$111,339

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

	2004	2003	2002
Taxes computed by applying the federal statutory rate	$107,164	$109,785	$96,033
State and municipal income taxes	9,879	9,229	8,938
Other, net	(2,408)	347	6,368

Provision for income taxes	$114,635	$119,361	$111,339

     Significant components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax liabilities

Property, plant and equipment	$965,052	$938,615
Deferred charges	35,717	28,495
Other	6,914	9,232

Total deferred tax liabilities	1,007,683	976,342

Deferred tax assets

Estimated rate refund liability	3,430	4,095
Accrued payroll and benefits	8,493	14,595
Other accrued liabilities	1,439	1,755
Deferred state income taxes — noncurrent liabilities	38,481	37,370
Other noncurrent liabilities	10,226	730
Other	3,121	6,473

Total deferred tax assets	65,190	65,018

Net deferred tax liabilities	$942,493	$911,324

6. FINANCIAL INSTRUMENTS

     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of December 31, 2004 and 2003 are as follows (in thousands):

	Carrying Amount		Fair Value
	2004	2003	2004	2003
Financial assets:
Cash	$176	$300	$176	$300
Short-term financial assets	305,638	49,947	305,638	49,947
Financial liabilities:
Long-term debt, including current portion	1,199,849	1,123,958	1,308,938	1,219,897

     For cash and short-term financial assets (third-party notes receivable and advances to affiliates) that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

     The fair value of our publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. We used the expertise of an outside investment-banking firm to estimate the fair value of long-term debt.

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

     As of December 31, 2004 and 2003, we had trade receivables of $97 million and $123 million, respectively. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. We have not historically experienced significant credit losses in connection with our trade receivables.

     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of December 31, 2004 and 2003, we had advances to affiliates of $303 million and $50 million, respectively. Advances to affiliates are due on demand. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     Major Customers: In 2004, operating revenues received from Piedmont Natural Gas Company, PSEG Energy Resources & Trade, LLC, and Philadelphia Gas Works, our three major customers, were $168.3 million, $115.1 million, and $92.5 million, respectively. In 2003, our three major customers were PSEG Energy Resources & Trade, LLC, WPC, an affiliate, and Philadelphia Gas Works providing operating revenues of $115.0 million, $109.1 million, and $97.5 million, respectively. In 2002, our three major customers were WPC, PSEG Energy Resources & Trade, LLC and Public Service Company of N.C, Inc., providing operating revenues of $134.8 million, $74.6 million, and $67.4 million, respectively.

     Affiliates Included in our operating revenues for 2004, 2003, and 2002 are revenues received from affiliates of $119.3 million, $163.4 million and $150.7 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

     Through an agency agreement with us, WPC manages our jurisdictional merchant gas sales. For the years ended December 31, 2004, 2003, and 2002, included in our cost of sales is $14.3 million, $13.4 million and $16.9 million, respectively, representing agency fees billed to us by WPC under the agency agreement.

     Included in our cost of sales for 2004, 2003, and 2002 is purchased gas cost from affiliates of $189.5 million, $204.2 million and $192.7 million, respectively. All gas purchases are made at market or contract prices.

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

     Also included in our cost of transportation is transportation expense of $1.6 million in 2003 and $4.4 million in 2002, applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), a former affiliate. Texas Gas was sold by Williams on May 16, 2003.

     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2004, 2003, and 2002 were $45.1 million, $24.5 million and $32.9 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

     Beginning in May 1995, Williams Field Services Company (WFS), an affiliated company, operated our production area facilities pursuant to the terms of an operating agreement. In response to FERC Order No. 2004, we terminated the operating agreement and effective June 1, 2004, we resumed operating these facilities. We anticipate that the increased costs resulting from the additional employees required to operate these facilities will be offset by the discontinuation of the operating fee we were paying to WFS under the terms of the operating agreement. Included in our operation and maintenance expenses for 2004, 2003, and 2002 are $15.5 million, $37.2 million, and $37.2 million respectively, charged by WFS to operate our gas gathering facilities.

     Effective June 1, 2004 and pursuant to an operating agreement, we serve as contract operator on certain WFS facilities. Transco billed WFS $3.8 million in 2004 under terms of the operating agreement.

8. IMPAIRMENTS

     In March 1997, as amended in December 1997, Independence Pipeline Company (Independence) filed an application with the FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company’s existing compressor station at Defiance, Ohio to our facilities at Leidy, Pennsylvania. Independence was owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. On July 12, 2000, the FERC issued an order granting the necessary certificate authorizations. On June 24, 2002, Independence filed a request with the FERC to vacate its certificate because it had been unable to obtain sufficient contracts to proceed with the project to meet the proposed November 2004 in service date. On July 19, 2002, the FERC issued an order vacating Independence’s certificate. As a result, we recorded a $12.3 million pre-tax charge in 2002 associated with the complete impairment of our investment in Independence.

9. QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 2004 and 2003 (in thousands):

2004	First (1)	Second (2)	Third	Fourth (3)
Operating revenues	$364,838	$321,058	$303,424	$330,496
Operating expenses	274,393	236,574	223,008	224,930

Operating income	90,445	84,484	80,416	105,566
Interest expense	22,166	22,164	22,302	22,110
Other (income) and deductions, net	(5,310)	(7,768)	(9,564)	(11,373)

Income before income taxes	73,589	70,088	67,678	94,829
Provision for income taxes	28,241	26,756	25,582	34,056

Net income	$45,348	$43,332	$42,096	$60,773

2003	First	Second	Third (4)	Fourth
Operating revenues	$397,275	$339,673	$324,598	$351,822
Operating expenses	297,357	248,012	232,255	265,747

Operating income	99,918	91,661	92,343	86,075
Interest expense	22,142	22,203	22,346	22,128
Other (income) and deductions, net	(11,326)	(9,247)	(5,581)	(6,338)

Income before income taxes	89,102	78,705	75,578	70,285
Provision for income taxes	34,169	30,854	28,256	26,082

Net income	$54,933	$47,851	$47,322	$44,203

(1)	Includes a $4.0 million decrease resulting from a correction of an error related to depreciation of certain in-house developed system software (see Note 1).

(2)	Includes a $1.3 million increase to operating expenses for right-of-way clearing.

(3)	Includes a $14.9 million decrease to operating expenses and a $2.8 million increase to provision for income taxes associated with adjustments to certain account balances (see Note 1).

(4)	Includes a $4.0 million increase to operating expenses due to a write-off of certain receivables. Also includes a $7.2 million credit to other (income) and deductions due to an adjustment to excess royalties reserves.

TRANSCONTINENTAL GAS PIPE LINE CORPORTATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
		Charged to
	Beginning	Costs and			Ending
Description	Balance	Expenses	Other	Deductions	Balances
Year ended December 31, 2004:
Reserve for rate refunds	$10,610	$7,417	$(7,637)	$(1,471)	$8,919
Reserve for doubtful receivables	2,470	490	—	(1,236)	1,724
Year ended December 31, 2003:
Reserve for rate refunds	9,247	2,830	—	(1,467)	10,610
Reserve for doubtful receivables	2,220	250	—	—	2,470
Year ended December 31, 2002:
Reserve for rate refunds	60,681	114,972	—	(166,406)	9,247
Reserve for doubtful receivables	970	1,250	—	—	2,220

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

ITEM 9A. Controls and Procedures

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

      As further described in Note 1 of our Consolidated Financial Statements included in Part II, we have made adjustments to certain account balances, substantially all of which related to amounts recorded prior to 2002. These adjustments were recorded in 2004 because of additional analysis of account reconciliations. As a result, changes were made in 2004 to improve our processes of accounting for and monitoring of these account balances. Additionally, we have identified certain portions of our account reconciliation process whereby the controls and policies are in the process of being enhanced.

     Notwithstanding the above, management concludes that its current controls are effective at a reasonable assurance level. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s fourth quarter.

ITEM 9B. Other Information

     None

PART III

     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, the information required by Items 10, 11, 12, and 13 is omitted.

ITEM 14. Principal Accountant Fees and Services

     Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years are as follows (in thousands):

	2004	2003
Audit Fees	$1,468	$776
Audit-Related Fees	76	71
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,544	$847

     Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation. Additionally, audit fees for 2004 include fees related to the audit of Williams’ assessment and the effectiveness of internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002. Williams was required to report under Section 404 as of December 31, 2004. Audit-related fees include other attest services.

     As a wholly-owned subsidiary of Williams, we do not have a separate audit committee. The Williams audit committee policies and procedures for pre-approving audit and non-audit services will be filed with the Williams Proxy Statement to be filed with the Securities and Exchange Commission on or before April 11, 2005.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

		Page
		Reference to
		2004 10-K
A. Index

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm - Ernst &Young LLP	29

	Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002	30

	Consolidated Balance Sheet as of December 31, 2004 and 2003	31-32

	Consolidated Statement of Common Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002	33

	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	34

	Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	35-36

	Notes to Consolidated Financial Statements	37-60

2.	Financial Statement Schedules:

	Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2004, 2003 and 2002	61

	The following schedules are omitted because of the absence of the conditions under which they are required:

	I, III, IV, and V.

3.	Exhibits:

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

(3)	Articles of incorporation and by-laws

-	1	Second Restated Certificate of Incorporation, as amended, of Transco. (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)

a)	Certificate of Amendment, dated August 4, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

b)	Certificate of Amendment, dated December 23, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

c)	Certificate of Amendment, dated August 12, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

-	2	By-Laws of Transco, as Amended and Restated April 1,2003

(4)	Instruments defining the rights of security holders, including indentures

-	1	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

-	2	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

-	3	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

-	4	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

-	5	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as trustee (Exhibit 4.1 to Transco Form 8K filed December 21 2004)

(10)	Material contracts

-	1	Transco Energy Company TranStock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

-	2	Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004.

-	3	U.S $1,000,000,000 Credit Agreement dated as of May 3, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, as Borrowers, Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citibank, N.A. and Bank of America, N.A., as Issuing Banks, the banks named therein as Banks, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, The Bank of Nova Scotia, The Royal Bank of Scotland plc as Co-Documentation Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Co-Book Runners (filed as Exhibit 10.4 to The Williams Companies, Inc. Form 10-Q filed May 6, 2004 Commission File Number 1-4174).

-	4	Letter of Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreements dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent, the Banks and Issuing Banks party thereto and Citibank, N.A. and Bank of America, N.A. (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 10-Q filed November 4, 2004 Commission File Number 1-4174).

-	5	Revolving Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent and the Banks and Issuing Banks party thereto, the Issuing Banks and Citicorp USA, Inc. (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q filed November 4, 2004 Commission File Number 1-4174).

-	6	Amendment Agreement dated as of October 19, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, as Borrowers, the banks, financial institutions and other institutional lenders that are parties of the Credit Agreement dated as of May 3, 2004 among the

Borrowers, the Banks, Citicorp USA, Inc., as agent and Citibank, N.A. and Bank of America, N.A., as issuers of letters of credit under the Credit Agreement, the Agent and the Issuing Banks (filed as Exhibit 10.29 to The Williams Companies, Inc. Form 10-K filed March 11, 2005 Commission File Number 1-4174).

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of attorney with certified resolution

(31)	Section 302 Certifications

-	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

-	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2005.

TRANSCONTINENTAL GAS PIPE
LINE CORPORATION
(Registrant)

By:	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of March 2005, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN J. MALCOLM* Steven J. Malcolm	Chairman of the Board

/s/ PHILLIP D. WRIGHT * Phillip D. Wright	Director and Senior Vice President (Principal Executive Officer)

/s/ FRANK J. FERAZZI * Frank J. Ferazzi	Director and Vice President

/s/ RICHARD D. RODEKOHR* Richard D. Rodekohr	Vice President and Treasurer (Principal Financial Officer)

/s/ JEFFREY P. HEINRICHS * Jeffrey P. Heinrichs	Controller (Principal Accounting Officer)

By /s/ JEFFREY P. HEINRICHS * Jeffrey P. Heinrichs Attorney-in-fact