Form 10-Q
period 2005-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2005-05-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     The number of shares of Common Stock, par value $1.00 per share, outstanding as of April 30, 2005 was 100.

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

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2004 Annual Report on Form 10-K.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Revenues:
Natural gas sales	$120,506	$123,874
Natural gas transportation	195,258	206,926
Natural gas storage	30,874	31,560
Other	2,307	2,478

Total operating revenues	348,945	364,838

Operating Costs and Expenses:
Cost of natural gas sales	120,506	122,325
Cost of natural gas transportation	3,296	11,240
Operation and maintenance	47,357	49,397
Administrative and general	24,962	31,226
Depreciation and amortization	48,921	47,469
Taxes - other than income taxes	10,088	12,749
Other (income) expense, net	221	(13)

Total operating costs and expenses	255,351	274,393

Operating Income	93,594	90,445

Other (Income) and Other Deductions:
Interest expense	20,120	22,166
Interest income – affiliates	(2,662)	(1,371)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,691)	(1,518)
Equity in earnings of unconsolidated affiliates	(1,647)	(1,676)
Miscellaneous other (income) deductions, net	(818)	(745)

Total other (income) and other deductions	13,302	16,856

Income before Income Taxes	80,292	73,589

Provision for Income Taxes	30,225	28,241

Net Income	$50,067	$45,348

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash	$190	$176
Receivables:
Affiliates	2,357	1,947
Advances to affiliates	92,740	302,765
Others less allowance of $909 ($1,724 in 2004)	130,710	112,387
Transportation and exchange gas receivables	12,575	5,810
Inventories	90,418	105,379
Deferred income taxes	20,176	20,494
Other	20,914	13,543

Total current assets	370,080	562,501

Investments, at cost plus equity in undistributed earnings	43,224	43,592

Property, Plant and Equipment:
Natural gas transmission plant	5,894,643	5,879,814
Less-Accumulated depreciation and amortization	1,630,153	1,594,177

Total property, plant and equipment, net	4,264,490	4,285,637

Other Assets	237,175	232,147

Total assets	$4,914,969	$5,123,877

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$71,103	$43,063
Other	56,088	66,195
Transportation and exchange gas payables	18,438	23,131
Accrued liabilities	115,302	164,528
Reserve for rate refunds	3,912	8,919
Current maturities of long-term debt	—	199,991

Total current liabilities	264,843	505,827

Long-Term Debt	1,000,043	999,858

Other Long-Term Liabilities:
Deferred income taxes	962,118	962,987
Other	157,072	154,714

Total other long-term liabilities	1,119,190	1,117,701

Contingent liabilities and commitments (Note 2)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	879,048	848,981
Accumulated other comprehensive loss	(585)	(920)

Total common stockholder’s equity	2,530,893	2,500,491

Total liabilities and stockholder’s equity	$4,914,969	$5,123,877

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$50,067	$45,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,448	47,991
Deferred income taxes	2,883	14,688
Allowance for equity funds used during construction (Equity AFUDC)	(1,029)	(1,077)
Changes in operating assets and liabilities:
Receivables	(18,733)	18,831
Transportation and exchange gas receivables	(6,765)	90
Inventories	14,961	1,155
Payables	42,511	(314)
Transportation and exchange gas payables	(4,693)	672
Accrued liabilities	(49,481)	(25,724)
Reserve for rate refunds	(5,007)	(5,228)
Other, net	(8,753)	11,434

Net cash provided by operating activities	65,409	107,866

Cash flows from financing activities:
Retirement of long-term debt	(200,000)	—
Debt issue costs	(234)	—
Change in cash overdrafts	(12,126)	(13,568)
Common stock dividends paid	(20,000)	—

Net cash used in financing activities	(232,360)	(13,568)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(35,728)	(25,079)
Changes in accounts payable	(4,852)	(9,514)
Advances to affiliates, net	210,025	(59,145)
Other, net	(2,480)	(557)

Net cash provided by (used in) investing activities	166,965	(94,295)

Net increase in cash	14	3
Cash at beginning of period	176	300

Cash at end of period	$190	$303

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

     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2005, and results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K.

     As a participant in Williams’ cash management program, we have advances to and from Williams. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

     Through an agency agreement, Williams Power Company (WPC), an affiliate of ours, manages all jurisdictional merchant gas sales for us, receives all margins associated with such business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations. Most of these sales are made under Firm Sales (FS) agreements which give customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC which resolved a prior investigation, we terminated our remaining FS agreements effective April 1, 2005. WPC continues to act as our agent to manage our other jurisdictional merchant gas sales.

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

     Comprehensive income for the three months ended March 31, 2005 and 2004 respectively, are as follows (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Net income	$50,067	$45,348
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	335	(195)

Total comprehensive income	$50,402	$45,153

     Recent accounting standards In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment.” The statement requires that compensation costs for all share based awards to employees be recognized in the financial statements at fair value. The statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for SFAS No. 123. The rule allows implementation of the statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised statement as of January 1, 2006.

     In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform as asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this interpretation on our financial statements.

     In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests under the FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” The Staff Position (FSP) is effective for the interim reporting period beginning April 1, 2005. The FSP states that a reporting enterprise must consider implicit variable interests when applying the provisions of FIN 46(R). We are currently evaluating the FSP to determine whether it has an impact on our consolidated financial position and results of operations.

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

     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing - Gulf Coast Company (Gas Processing). The net book value of these facilities at March 31, 2005, was approximately $326 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the NGA. The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including

Transco, filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.

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

     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. In that order, the FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. After we filed our initial brief, the FERC filed a motion for a voluntary remand of the record to permit the FERC to further consider the issues raised and to hold the proceedings in abeyance pending issuance of FERC orders on the matter. On February 11, 2005, the D.C. Circuit Court granted FERC’s motion and remanded the record of this proceeding to the FERC. At March 31, 2005, the net book value of these facilities was $64 million including the Williams purchase price allocation pushed down to Transco.

     North High Island/West Cameron Systems and Central Louisiana System Spin-down Proceedings In 2001 the FERC issued orders authorizing us to spin down only a portion of these systems to Gas Processing. All legal challenges of these FERC orders have been exhausted and while we have not yet transferred any of the facilities authorized for spin down to our gas processing affiliate, we continue to evaluate the option of doing so. On May 6, 2004, the FERC issued an order relating to the Central Louisiana system spin-down proceeding in which the FERC required Transco and Gas Processing to show cause, due to developments in another proceeding, why certain of the Central Louisiana facilities previously found to be gathering should not be classified as jurisdictional transmission facilities. We filed our response to the show cause order on July 6, 2004, arguing that the FERC should not alter its conclusion that the facilities serve a gathering function. On April 19, 2005, the FERC issued an order reversing its earlier finding and found that the facilities in question are jurisdictional transmission facilities. We intend to seek rehearing of the FERC’s April 19, 2005 order.

     The net book value, at the application dates in 2001, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco.

     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, but on March 24, 2005, the FERC denied our application for authorization to effectuate the sale. No party requested rehearing of the FERC’s March 24, 2005 order denying the sale, so that order is now final. The net book value of the South Texas pipeline facilities as of March 31, 2005 was approximately $29 million, including the Williams purchase price allocation pushed down to Transco.

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

     The FERC then issued orders in which it addressed our proposed method for recovering the permitted adjustments. The FERC determined that rather than collecting the revenue (including interest) represented by the adjustments, we should collect only the actual volumes comprising the adjustments. In the third quarter of 2002, as a result of the FERC’s determination, we recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Certain customers filed requests for rehearing of the FERC’s decision, the FERC denied those requests and several parties filed a joint petition for review in the D.C. Circuit Court of the FERC’s order. In accordance with the FERC’s order, on January 21, 2004 we distributed refunds and assessed surcharges to our customers for the period April 1, 1999 through March 31, 2003. On March 10, 2004, we assessed further surcharges to our customers covering the period April 1, 2003 through January 31, 2004. We implemented the revised fuel retention factors resulting from application of the FERC’s order on a prospective basis beginning February 1, 2004. Following the filing of the petitioners’ initial brief in their appeal of the FERC’s orders, the FERC filed a motion with the D.C. Circuit Court requesting that the court remand the record of the proceeding to the FERC to permit the FERC to further consider the issues raised by the petitioners and to hold the appeal in abeyance pending issuance of any further FERC order on this matter. On November 29, 2004, the D.C. Circuit Court issued an order granting the FERC’s motion. Pursuant to a settlement agreement between Transco and petitioners, on April 5, 2005, the petitioners filed a motion with the FERC stating that they had determined that they no longer wished to contest the FERC’s orders that were under review in the appeal, and requested that the FERC issue an order terminating the remand proceeding. Once that order becomes final, the petitioners stated that they will file with the D.C. Circuit Court to dismiss the appeal.

     Other Williams, including Transco, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC inquiries relate to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. The FERC investigation is continuing and Williams is engaged in discussions with FERC staff that are likely to result in an ultimate disposition of this matter through a settlement that would include some amount of penalty and refund, the financial effect of which ultimately will be borne by an affiliate.

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

     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc., filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through March 31, 2005, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing.

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

Environmental Matters

     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next three years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $21 million to $25 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2005, Transco had a balance of approximately $23 million for these estimated costs recorded in current liabilities ($4 million) and other long-term liabilities ($19 million) in the accompanying Condensed Consolidated Balance Sheet.

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

     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment with the one-hour ozone standard. In April 2004, EPA designated eight-hour ozone non-attainment areas. We also operate facilities in areas of the country now designated as non-attainment with the eight-hour ozone standard. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In March 2004 and June 2004, the EPA promulgated additional regulations regarding hazardous air pollutants; these regulations may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $110 million to $125 million subsequent to 2004. EPA’s recent designation of new non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments

     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $68 million at March 31, 2005.

3. DEBT AND FINANCING ARRANGEMENTS

Revolving Credit and Letter of Credit Facilities

     Under Williams $1.275 billion secured revolving credit facility, letters of credit totaling $455 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at March 31, 2005.

Retirements

     In January 2005, we retired $200 million of 6 1/8% Notes. The notes, which were issued in January 1998, were retired at the scheduled maturity date with no gain or loss recorded.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income for the three months ended March 31, 2005 and 2004 if we had applied the fair value, estimated using the Black-Scholes pricing model, recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three months
	Ended March 31,
	2005	2004
	(Thousands of Dollars)
Net income, as reported	$50,067	$45,348
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	97	72
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400)	(650)

Pro forma net income	$49,764	$44,770

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

ITEM 2. Management’s Narrative Analysis of Results of Operations.

General

     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of Transco’s 2004 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Operating Income and Net Income

     Our operating income for the three months ended March 31, 2005 was $93.6 million compared to operating income of $90.4 million for the three months ended March 31, 2004. Net income for the three months ended March 31, 2005 was $50.1 million compared to $45.3 million for the three months ended March 31, 2004. The higher operating income of $3.2 million was due to reductions in operating costs and expenses exceeding the reductions in operating revenues as discussed below. The increase in net income of $4.8 million was attributable to the increased operating income and a $3.6 million reduction of other income and other deductions as discussed below.

Transportation Revenues

     Our operating revenues related to transportation services for the three months ended March 31, 2005 were $195.3 million, compared to $206.9 million for the three months ended March 31, 2004. The lower transportation revenues of $11.6 million were primarily due to a decrease of reimbursable costs that are included in operating expenses and recovered in our rates.

     As shown in the table below, our total market-area deliveries for the three months ended March 31, 2005 decreased 4.2 trillion British Thermal Units (TBtu) (0.9%) when compared to the same period in 2004. The decreased deliveries are primarily the result of lower market demand due to fewer heating degree days compared to the same period last year. Our production area deliveries for the three months ended March 31, 2005 decreased 7.1 TBtu (10.5%) when compared to the same period in 2004.This is primarily due to decreased requests for deliveries to production area interconnects.

	Three months
	Ended March 31,
Transco System Deliveries (TBtu)	2005	2004
Market-area deliveries:
Long-haul transportation	209.8	213.9
Market-area transportation	267.5	267.6

Total market-area deliveries	477.3	481.5
Production-area transportation	60.4	67.5

Total system deliveries	537.7	549.0

Average Daily Transportation Volumes (Tbtu)	6.0	6.0
Average Daily Firm Reserved Capacity (Tbtu)	6.9	6.8

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

Sales Revenues

     We make jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made under Firm Sales (FS) agreements which give customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC which resolved a prior investigation, we terminated our remaining FS agreements effective April 1, 2005. We continue to have the ability to make other jurisdictional merchant gas sales under our blanket sales certificate.

     Through an agency agreement, WPC manages our jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations and, therefore, the termination of the FS agreements in April 2005, will have no impact on our operating income or results of operations.

     In addition to our merchant gas sales, we also have cash out sales, which settle gas imbalances with shippers. The cash out sales have no impact on our operating income or results of operations.

     Operating revenues related to our sales services were $120.5 million for the three months ended March 31, 2005, compared to $123.9 million for the same period in 2004. The decrease was primarily due to a lower volume of merchant sales during the first three months of 2005 compared to the same period in 2004.

	Three months
	Ended March 31,
Gas Sales Volumes (TBtu)	2005	2004
Long-term sales	7.8	11.5
Short-term sales	2.7	2.2

Total gas sales	10.5	13.7

Storage Revenues

     Our operating revenues related to storage services of $30.9 million for the three months ended March 31, 2005 were comparable to the revenues of $31.6 million for the same period in 2004.

Other Revenues

     Our other operating revenues of $2.3 million for the three months ended March 31, 2005 were comparable to the revenues of $2.5 million for the same period in 2004.

Operating Costs and Expenses

     Excluding the cost of natural gas sales of $120.5 million for the three months ended March 31, 2005 and $122.3 million for the comparable period in 2004, our operating expenses for the three months ended March 31, 2005, were approximately $17.2 million lower than the comparable period in 2004. This decrease was primarily attributable to lower cost of natural gas transportation, operation and maintenance expense, administrative and general expenses, and taxes other than income taxes. The lower cost of natural gas transportation of $7.9 million resulted from a decrease of $5.4 million in 2005 of reimbursable costs that are recovered in our rates and lower fuel expense of $2.6 million due to the benefit of pricing differentials in 2005 related to volumes of gas used in operations. The decrease in operation and maintenance expense in 2005 of $2.0 million is due primarily to lower operating costs associated with the gathering facilities. The decrease in administrative and general expense of $6.3 million is mostly due to lower reimbursable costs associated with post-retirement costs other than pensions of $2.2 million and Gas Research Institute charges of $2.2 million. The $2.7 million decrease in taxes other than income taxes was mostly due to the reduction of various state franchise tax liabilities in 2005 due to the settlement of prior year audits.

Other Income and Other Deductions

     Other income and other deductions for the three months ended March 31, 2005 resulted in lower net expense of $3.6 million compared to the same period in 2004. This was primarily due to a $2.6 million decrease in interest expense resulting from the retirement of $200 million of 6 1/8% notes in January 2005.

Capital Expenditures

     As shown in the table below, our capital expenditures for the three months ended March 31, 2005 were $40.6 million, compared to $34.6 million for the three months ended March 31, 2004.

	Three months
	Ended March 31,
Capital Expenditures	2005	2004
	(In Millions)
Market-area projects	$2.6	$9.6
Supply-area projects	3.7	4.5
Maintenance of existing facilities and other projects	34.3	20.5

Total capital expenditures	$40.6	$34.6

     Our capital expenditures estimate for 2005 and future capital projects are discussed in our 2004 Annual Report on Form 10-K. The following describes those projects and any new capital projects proposed by us.

     Central New Jersey Expansion Project The Central New Jersey Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to locations along our Trenton-Woodbury Line. The project will create 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include approximately 3.5 miles of pipeline loop at a total estimated capital cost of $13 million. We filed an application for FERC authorization of the project on August 11, 2004, which the FERC approved by order issued on February 10, 2005. One party filed a request for rehearing of that order, but on April 13, 2005, the FERC denied the rehearing request. The target in-service date for the project is November 1, 2005.

     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dt/d of firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include pipeline looping in Pennsylvania and looping and a natural gas compressor facility in New Jersey. The estimated capital cost of the project is $103 million. We expect that nearly three-quarters of the project expenditures will occur in 2007. The FERC has granted our request to initiate a pre-application environmental review, soliciting early input from citizens, governmental entities, and other interest parties to identify and address potential sitting issues. We expect to file a formal application with the FERC in September 2005. The target in-service date for the project is November 1, 2007.

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

     There has been no material change that occurred during the first fiscal quarter in our Internal Controls over financial reporting.

PART II – OTHER INFORMATION

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

(31) Section 302 Certifications

– 1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

– 2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certification

–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: May 6, 2005	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)