Form 10-K/A
period 2004-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2005-08-15
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2005 was 100.
     The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
FORM 10-K/A

PART I
ITEM 1. Business. (Restated)
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
Restatement of Financial Results
     On August 2, 2005, our management concluded that our consolidated financial statements for the years ending December 31, 2003 and 2004 should be restated to correct an error associated with a third-party actuarial computation of annual net periodic pension expense. Because of the restatement required by the pension adjustment, the consolidated financial statements for the years ending December 31, 2002 through 2004 and the first quarter 2005 were also restated to record the effects of certain other prior period adjustments, the majority of which were previously disclosed in Note 1 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
     Management believes the impact of all of these adjustments is not material to any previously issued financial statements. However, management determined that the cumulative adjustment required to correct the pension expense was too significant to the Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005. We have included restated financial statements for the years ending December 31, 2002, 2003 and 2004 and the quarterly results for 2003 and 2004 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K/A.
     The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in our 2004 Form 10-K in the form filed on March 30, 2005. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.
     For a discussion of additional information on the restatement, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Restatement.”
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
     Beginning in May 1995, Williams Field Services Company (WFS), an affiliated company, operated our production area facilities pursuant to the terms of an operating agreement. In response to FERC Order No. 2004, we terminated the operating agreement and effective June 1, 2004, we resumed operating these facilities. Since February 1996, we have filed applications with the FERC seeking authorization to abandon certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to Williams Gas Processing — Gulf Coast Company (Gas Processing), an affiliated company. (For a discussion of five of the applications, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 3 Contingent Liabilities and Commitments — Rate and Regulatory Matters.”)

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
     For a discussion of additional regulatory matters, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 3. Contingent Liabilities and Commitments — Rate and Regulatory Matters.”

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

TRANSACTIONS WITH AFFILIATES
     We engage in transactions with Williams and other Williams subsidiaries. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies, 3. Contingent Liabilities and Commitments and 8 Transactions with Major Customers and Affiliates.”
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
     All statements, other than statements of historical facts, included in this Form 10-K/A which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects, ” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, such things as:
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
ITEM 6. Selected Financial Data.
     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K this information is omitted.

ITEM 7. Management’s Narrative Analysis of the Results of Operations. (Restated)
GENERAL
     The following discussion and analysis of results of operations and capital resources and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8.
RESTATEMENT OF FINANCIAL RESULTS
On August 2, 2005, our management concluded that our consolidated financial statements for the years ending December 31, 2003 and 2004 should be restated to correct an error associated with a third-party actuarial computation of annual net periodic pension expense. Because of the restatement required by the pension adjustment, the consolidated financial statements for the years ending December 31, 2002 through 2004 and the first quarter 2005 were also restated to record the effects of certain other prior period adjustments, the majority of which were previously disclosed in Note 1 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
Management believes the impact of all of these adjustments is not material to any previously issued financial statements. However, management determined that the cumulative adjustment required to correct the pension expense was too significant to the Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005. We have included restated financial statements for the years ending December 31, 2004, 2003 and 2002 and the quarterly results for 2004 and 2003 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K/A.
This Management’s Narrative Analysis of the Results of Operations for the year ending December 31, 2004 has been modified and updated to reflect the effect of these restatements.
For a discussion of additional information on the restatement, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Restatement.”
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

RESULTS OF OPERATIONS
2004 COMPARED TO 2003
     Operating Income and Net Income Our operating income for 2004 was $355.3 million compared to operating income of $381.7 million for 2003. Net income for 2004 was $185.2 million compared to net income of $201.6 million for 2003.
     The lower operating income of $26.4 million was primarily the result of lower natural gas transportation and other revenues, higher operation and maintenance costs, higher administrative and general expenses and higher other operating costs and expenses partially offset by lower cost of natural gas transportation and depreciation and amortization expense, as discussed below. The decrease in net income of $16.4 million was primarily attributable to the decreased operating income net of related income taxes.
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
     Operating Costs and Expenses Excluding the cost of natural gas sales of $401.6 million for 2004 and $471.6 million for 2003, our operating expenses were approximately $2.8 million higher than the comparable period in 2003. This increase was primarily attributable to the increases in operation and maintenance expense, administrative and general expense, and other operating costs and expenses, partially offset by lower cost of natural gas transportation and depreciation and amortization expense. The increase in operation and maintenance expense in 2004 of $5.6 million is due primarily to increased materials and supplies cost of $4.0 million. The increase in administrative and general expense of $9.4 million is mostly due to increased management services billed to us by Williams. As a result of recent changes within Williams, we are receiving an increased share of the management services allocation. The higher management services costs are also due to increased third-party costs associated with certain mandated compliance activities and with efforts at Williams to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services. The higher other operating costs and expenses of $8.3 million were primarily due to a reduction of accrued liabilities in the third quarter of 2003 for claims associated with certain producer indemnities. The lower cost of natural gas transportation of $11.5 million resulted from a decrease of $18.1 million in 2004 of reimbursable costs that are recovered in our rates and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. These decreases were partially offset by an increase in fuel expense of $10.4 million due to the benefit of pricing differentials in 2003 related to volumes of gas used in operations. The lower depreciation and amortization expense of $9.8 million was primarily due to decreases associated with lower environmental mitigation development costs and decreased computer software and hardware assets.
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

2003 COMPARED TO 2002
     Operating Income and Net Income Our operating income for 2003 was $381.7 million compared to operating income of $301.6 million for 2002. Net income for 2003 was $201.6 million compared to net income of $163.6 million for 2002.
     The higher operating income of $80.1 million was primarily the result of higher transportation revenues, lower administrative and general cost and lower other operating costs and expenses partially offset by lower natural gas storage revenues and higher depreciation and amortization expense, as discussed below. The increase in net income of $38.0 million was attributable to the increased operating income, partially offset by the higher deductions, as discussed below in Other Income and Other Deductions, net of related income taxes.
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
     Operating Costs and Expenses Excluding the cost of natural gas sales of $471.6 million for 2003 and $380.7 million for 2002, our operating expenses were approximately $33.9 million lower than the comparable period in 2002. This decrease was primarily attributable to the lower cost of natural gas transportation, administrative and general expense, and other operating costs and expenses, partially offset by increases in depreciation and amortization expense and taxes other than income taxes. The lower cost of natural gas transportation was due to a $14.6 million decrease in nontracked fuel expense primarily resulting from pricing differentials related to volumes of gas used in operations, partially offset by higher tracked fuel expense of $5.4 million and a $4.0 million charge in the third quarter of 2003 associated with the write-off of certain receivables. The lower administrative and general expense of $29.8 million was primarily due to lower labor cost resulting mostly from a reduced workforce and lower employee benefits expenses as a result of the enhanced-benefit early retirement option offered to certain Williams employee groups during 2002. The lower other operating costs and expenses were primarily due to a $7.2 million reduction of reserves in the third quarter of 2003 for claims associated with certain producer indemnities as a result of recent settlements and court rulings and a $17 million charge in 2002 associated with a FERC penalty (see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Contingent Liabilities and Commitments – Rate and Regulatory Matters”). Also, our charitable contribution commitments were $2.5 million lower in 2003 compared to 2002. Depreciation and amortization increased $19.7 million due primarily to the increase in property resulting from completion of recent construction projects. The higher taxes other than income taxes of $7.5 million was primarily due to lower taxes in 2002 as a result of a refund of state franchise taxes.
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

Capital Expenditures and	2004	2003	2002
Investments in Affiliates	(Restated)	(Restated)	(Restated)
	(In millions)
Market-Area Projects	$10.1	$104.6	$281.8
Supply-Area Projects	8.2	11.7	17.0
Maintenance of Existing Facilities and Other Projects	135.0	78.0	166.7
Investment in Affiliates	—	—	0.2

Total Capital Expenditures and Investments in Affiliates	$153.3	$194.3	$465.7

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
     Contractual obligations The table below summarizes the maturity dates of our contractual obligations by period (in millions).

	2005	2006-2007	2008-2009	Thereafter		Total
Long-term debt, including current portion:

Principal	$200	$—	$175	$833		$1,208

Interest	75	148	131	361		715

Capital leases	—	—	—	—		—

Operating leases	7	11	9	21		48

Purchase obligations:
Natural gas purchase storage and transportation	133	169	91	124		517

Other	43	6	4	2	(1)	55

Other long-term liabilities, including current portion:
FERC penalty	4	8	—	—		12

Total	$462	$342	$410	$1,341		$2,555

(1)	Includes 10 years of pipeline easement obligations for contracts with indefinite termination dates.
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

December 31, 2004	Expected Maturity Date
	2005	2006	2007	2008
	(Dollars in millions)
Long-term debt:
Fixed rate	$200	$—	$—	$100
Interest rate	7.39%	7.40%	7.40%	7.70%
Variable rate	$—	$—	$—	$75
Interest rate (3.84% for 2004)

December 31, 2004	Expected Maturity Date
	2009	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$833	$1,133	$1,233
Interest rate	7.80%	7.50%
Variable rate	$—	$—	$75	$76
Interest rate (3.84% for 2004)	$—	$—	$—

ITEM 8. Financial Statements and Supplementary Data (Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Transcontinental Gas Pipe Line Corporation
     We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholder's equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
     As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholder’s equity, comprehensive income and cash flows for each of the three years ended December 31, 2004, 2003 and 2002 have been restated.
/s/ ERNST & YOUNG LLP
Houston, Texas
March 28, 2005, except for Note 2,
as to which the date is August 15, 2005

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Operating Revenues:
Natural gas sales	$403,181	$471,636	$380,721
Natural gas transportation	784,605	797,001	744,390
Natural gas storage	122,951	124,363	135,682
Other	9,079	20,368	15,489

Total operating revenues	1,319,816	1,413,368	1,276,282

Operating Costs and Expenses:
Cost of natural gas sales	401,632	471,636	380,721
Cost of natural gas transportation	14,566	26,087	31,725
Operation and maintenance	191,200	185,575	182,834
Administrative and general	118,105	108,742	138,515
Depreciation and amortization	196,340	206,102	186,427
Taxes — other than income taxes	42,077	41,282	33,819
Other (income) expense, net	548	(7,756)	20,593

Total operating costs and expenses	964,468	1,031,668	974,634

Operating Income	355,348	381,700	301,648

Other (Income) and Other Deductions:
Interest expense — affiliates	—	35	175
— other	88,742	88,784	92,107
Interest income — affiliates	(12,555)	(5,173)	(13,287)
— other	(1,192)	(5)	(1,543)
Allowance for equity and borrowed funds used during construction (AFUDC)	(8,327)	(13,035)	(30,571)
Equity in earnings of unconsolidated affiliates	(7,073)	(7,503)	(7,799)
Impairment of investment in unconsolidated affiliate	—	—	12,275
Miscellaneous other (income) deductions, net	(4,868)	(6,776)	(24,953)

Total other (income) and other deductions	54,727	56,327	26,404

Income before Income Taxes	300,621	325,373	275,244
Provision for Income Taxes	115,418	123,787	111,666

Net Income	$185,203	$201,586	$163,578

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash	$176	$300
Receivables:
Trade less allowance of $778 ($2,470 in 2003)	98,379	123,452
Affiliates	1,947	9,360
Advances to affiliates	302,765	49,947
Other	14,954	10,362
Transportation and exchange gas receivables	5,810	22,756
Inventories:
Gas in storage, at LIFO	15,930	25,451
Materials and supplies, at lower of average cost or market	29,080	30,846
Gas available for customer nomination, at average cost	60,369	54,469
Deferred income taxes	17,592	16,236
Other	13,543	17,095

Total current assets	560,545	360,274

Investments, at cost plus equity in undistributed earnings	43,592	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,866,977	5,756,589
Less — Accumulated depreciation and amortization	1,594,231	1,435,488

Total property, plant and equipment, net	4,272,746	4,321,101

Other Assets	249,291	263,799

	$5,126,174	$4,988,839

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2004	2003
	(Restated)	(Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	$42,611	$75,509
Affiliates	43,063	63,100
Other	20,592	21,933
Transportation and exchange gas payables	21,559	17,790
Accrued liabilities:
Federal income taxes payable to affiliate	41,429	20,341
State income taxes	6,911	3,044
Other taxes	14,027	15,162
Interest	31,337	31,217
Employee benefits	49,217	45,175
Other	12,103	13,527
Reserve for rate refunds	8,919	10,610
Current maturities of long-term debt	199,991	—

Total current liabilities	491,759	317,408

Long-Term Debt	999,858	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	965,107	935,441
Other	154,714	157,723

Total other long-term liabilities	1,119,821	1,093,164

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	863,226	803,023
Accumulated other comprehensive loss	(920)	(1,144)

Total common stockholder’s equity	2,514,736	2,454,309

	$5,126,174	$4,988,839

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	803,023	846,437	882,859
Add (deduct):
Net income	185,203	201,586	163,578
Cash dividends on common stock	(125,000)	(245,000)	(200,000)

Balance at end of period	863,226	803,023	846,437

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,144)	(1,653)	(572)
Add (deduct):
Net gain/(loss)	224	509	(1,081)

Balance at end of period	(920)	(1,144)	(1,653)

Minimum Pension Liability:
Balance at beginning of period	—	(7,387)	—
Add (deduct):
Net gain/(loss)	—	7,387	(7,387)

Balance at end of period	—	—	(7,387)

Balance at end of period	(920)	(1,144)	(9,040)

Total Common Stockholder’s Equity	$2,514,736	$2,454,309	$2,489,827

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net Income	$185,203	$201,586	$163,578

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $137 in 2004, $315 in 2003, $(670) in 2002	224	509	(1,081)

Minimum pension liability adjustment, net of tax of $4,576 in 2003, $(4,576) in 2002	—	7,387	(7,387)

Total Comprehensive Income	$185,427	$209,482	$155,110

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:

Net income	$185,203	$201,586	$163,578

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,566	200,298	184,184
Deferred income taxes	31,814	32,510	28,755
Provision for loss on property	—	—	2,848
Impairment of investment in unconsolidated affiliate	—	—	12,275
Allowance for equity funds used during construction (Equity AFUDC)	(6,091)	(9,354)	(22,660)
Changes in operating assets and liabilities:
Receivables	27,894	4,396	(29,650)
Receivable — TGPL Enterprises, Inc	—	—	32,032
Transportation and exchange gas receivable	16,946	(12,394)	4,991
Inventories	5,387	(31,890)	36,571
Payables	(49,779)	7,233	19,937
Transportation and exchange gas payable	3,769	14,460	(229)
Accrued liabilities	34,763	(17,678)	2,621
Reserve for rate refunds	(1,691)	1,363	(51,434)
Other, net	10,345	(35,863)	(11,516)

Net cash provided by operating activities	457,126	354,667	372,303

Cash flows from financing activities:
Additions to long-term debt	75,000	—	317,119
Retirement of long-term debt	—	—	(275,000)
Debt issue costs	(356)	(131)	(3,095)
Common stock dividends paid	(125,000)	(245,000)	(200,000)
Change in cash overdrafts	(1,341)	(12,457)	18,179
Advances from affiliates-net	—	(3,022)	(4,948)

Net cash used in financing activities	(51,697)	(260,610)	(147,745)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(150,112)	(202,845)	(456,841)
Changes in accounts payable	(3,156)	8,554	(8,735)
Advances to affiliates, net	(252,818)	91,635	209,648
Investments in affiliates, net	—	—	(152)
Other, net	533	2,716	37,233

Net cash used in investing activities	(405,553)	(99,940)	(218,847)

Net increase (decrease) in cash	(124)	(5,883)	5,711
Cash at beginning of period	300	6,183	472

Cash at end of period	$176	$300	$6,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$83,334	$81,081	$81,396
Income taxes paid	51,346	89,408	53,514
Income tax refunds received	(46)	(27)	(426)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies	38
2.	Restatements	46
3.	Contingent Liabilities and Commitments	73
4.	Debt, Financing Arrangements and Leases	80
5.	Employee Benefit Plans	82
6.	Income Taxes	86
7.	Financial Instruments	87
8.	Transactions with Major Customers and Affiliates	87
9.	Impairments	89
10.	Quarterly Information — Restated (Unaudited)	89
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
     Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. As a result, receivables determined to be uncollectible are fully written off in the period of such determination. At December 31, 2004 and 2003, we had recorded reserves of $0.8 million and $2.5 million, respectively, for uncollectible accounts.
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
     Employee stock-based awards Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The Williams’ plans are described more fully in Note 5. The following table illustrates the effect on our net income if we had applied the fair value recognition provisions of SFAS No. 123,“Accounting for Stock-Based Compensation.”

	2004	2003	2002
	(Thousands of Dollars)
Net income, as restated	$185,203	$201,586	$163,578
Add (Deduct):
Stock based employee compensation expense included in the Consolidated Statement of Income, net of related tax effects	409	(55)	98
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,319)	(2,097)	(2,017)

Pro forma net income, as restated	$182,293	$199,434	$161,659

     Pro forma amounts for 2004 include compensation expense from awards made in 2004, 2003, 2002, and 2001. Also included in the 2004 pro forma expense is $0.7 million of incremental expense associated with a stock option exchange program (See Note 5). Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002, and 2001. Also included in 2003 pro forma expense is $0.4 million of incremental expense associated with a stock option exchange program (See Note 5). Pro forma amounts for 2002 include compensation expense from awards made in 2002 and 2001 and from certain awards made in 1999.
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

2. RESTATEMENT
     On August 2, 2005, our management concluded that our consolidated financial statements for the years ending December 31, 2003 and 2004 should be restated to correct an error associated with a third-party actuarial computation of annual net periodic pension expense. In connection with the restatement required by the pension adjustment, the consolidated financial statements for the years ending December 31, 2002 through 2004 and the first quarter 2005 were also restated to record the effects of certain other prior period adjustments, the majority of which were previously disclosed in Note 1 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
     Management believes the net impact of these adjustments is not material to any of the previously issued consolidated financial statements. However, management determined that the cumulative adjustment required to correct pension expense was too significant to the Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005.
     In the second quarter 2005, our third party actuary determined that certain annuity contract benefit information had been excluded from Transco’s pension plan participant data utilized to calculate the related pension benefit obligation for the years 2004 and 2003. As a result, Transco’s pension expense was overstated in 2004 and 2003. The effect of the restatement for the pension adjustment is a net reduction in administrative and general expense of $7.0 million in 2004 and $8.2 million in 2003.
     During the second quarter 2005, we reduced certain gas purchases and imbalances payables related to final account reconciliations upon the termination of our FS agreements effective April 1, 2005. Prior periods were restated by $4.6 million in the aggregate to reflect the adjustment in the proper periods resulting in the following impact to cost of natural gas transportation: an increase of $1.0 million in 2004, a decrease of $0.5 million in 2003, an increase of $1.8 million in 2002 and a decrease of $6.9 million for the periods prior to 2002 ($4.3 million, net of related income taxes).
     In the first quarter 2005, we adjusted a franchise tax accrual and the reserve for doubtful receivables which decreased taxes other than income taxes by $2.2 million and administrative and general expense by $0.9 million. The 2004 consolidated financial statements have been restated by $3.1 million to reflect these amounts in the proper period since these adjustments were identified prior to the release of our 2004 Annual Report on Form 10-K.
     In the first quarter of 2004, we made an adjustment to decrease depreciation expense in the amount of $4.0 million to correct an error related to over-depreciation of certain in-house developed system software. The assets, which were retired in prior years, had continued to be depreciated. Prior periods were restated to reflect these amounts in the proper period resulting in a decrease in 2003 and 2002 depreciation expense of $3.3 million and $0.7 million, respectively.
     In the fourth quarter 2004, we reduced certain gas imbalance liability accounts by $4.5 million as a result of the lack of activity in these accounts. Prior periods were restated to reflect these amounts in the proper period resulting in an increase in 2002 beginning retained earnings of $2.8 million, net of related income taxes.

     In the fourth quarter 2004, we reduced certain accrued benefit liability accounts as a result of account reconciliations and the lack of activity in these accounts. Prior periods were restated to reflect these amounts in the proper period resulting in an increase to administrative and general expense of $5.1 million in 2004 and a decrease to administrative and general expense of $1.0 in 2003 and an increase in 2002 beginning retained earnings of $2.6 million, net of related income taxes.
     In the fourth quarter 2004, we reduced certain federal income tax liabilities that arose subsequent to the Williams purchase date in 1995 because they were determined to be excess accruals. Prior periods were restated to reflect these amounts in the proper period resulting in an increase to provision for income taxes of $2.9 million in 2004 and an increase in 2002 beginning retained earnings since the excess accruals resulted from resolution of matters in years prior to 2002.
     Adjustments for the related income tax effects of the adjustments above were also recorded in the respective restated periods. Other immaterial adjustments were made to prior periods related to various other accounts resulting in a net income decrease of $0.6 million for 2004, a net income decrease of $0.8 million for 2003, a net income increase of $1.2 million for 2002 and a net $0.2 million increase to 2002 beginning retained earnings.
     The cumulative impact of these restatements to our Consolidated Statements of Income for the years 2004, 2003 and 2002 was a decrease in operating income of $5.6 million and net income of $6.3 million in 2004, an increase in operating income of $11.7 million and net income of $7.3 million in 2003 and an increase in operating income of $0.9 million and net income of $0.5 million in 2002.
     In addition, in the first quarter of 2005, adjustments were made to reverse certain federal income tax liabilities against property, plant and equipment for tax accruals that existed at the Williams purchase date in 1995 but were determined to be excess accruals in the fourth quarter of 2004. Therefore, these adjustments were also made in the restatement at December 31, 2004, resulting in a decrease to property, plant and equipment of $11.0 million, a decrease in current liabilities of $7.4 million and a decrease in long-term deferred income tax liabilities of $3.6 million.
     The impact on the Consolidated Balance Sheet of the restatements discussed above resulted in an increase in total assets and in total liabilities and stockholder’s equity of $2.3 million as of December 31, 2004 and $10.5 million as of December 31, 2003. The pension expense restatement resulted in an increase in other assets of $17.1 million and $9.1 million, and a decrease of property, plant and equipment of $1.9 million and $0.9 million at December 31, 2004 and 2003, respectively. The decrease in gas purchases and imbalances payables resulted in a decrease in current liabilities of $4.6 million at December 31, 2004 and $5.6 million at December 31, 2003.
     The following schedules reconcile the amounts as originally reported in our Consolidated Statements of Income, Common Stockholder’s Equity, Comprehensive Income and Cash Flows for the years 2004, 2003 and 2002 and our Consolidated Balance Sheet as of December 31, 2004 and 2003.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$403,181	$—	$403,181
Natural gas transportation	784,605	—	784,605
Natural gas storage	122,951	—	122,951
Other	9,079	—	9,079

Total operating revenues	1,319,816	—	1,319,816

Operating Costs and Expenses:
Cost of natural gas sales	400,932	700	401,632
Cost of natural gas transportation	10,151	4,415	14,566
Operation and maintenance	190,276	924	191,200
Administrative and general	119,440	(1,335)	118,105
Depreciation and amortization	192,316	4,024	196,340
Taxes — other than income taxes	45,242	(3,165)	42,077
Other (income) expense, net	548	—	548

Total operating costs and expenses	958,905	5,563	964,468

Operating Income	360,911	(5,563)	355,348

Other (Income) and Other Deductions:
Interest expense	88,742	—	88,742
Interest income — affiliates	(12,555)	—	(12,555)
— other	(1,192)	—	(1,192)
Allowance for equity and borrowed funds used during construction (AFUDC)	(8,327)	—	(8,327)
Equity in earnings of unconsolidated affiliates	(7,073)	—	(7,073)
Miscellaneous other (income) deductions, net	(4,868)	—	(4,868)

Total other (income) and other deductions	54,727	—	54,727

Income before Income Taxes	306,184	(5,563)	300,621
Provision for Income Taxes	114,635	783	115,418

Net Income	$191,549	$(6,346)	$185,203

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$471,636	$—	$471,636
Natural gas transportation	797,001	—	797,001
Natural gas storage	124,363	—	124,363
Other	20,368	—	20,368

Total operating revenues	1,413,368	—	1,413,368

Operating Costs and Expenses:
Cost of natural gas sales	471,636	—	471,636
Cost of natural gas transportation	26,228	(141)	26,087
Operation and maintenance	185,575	—	185,575
Administrative and general	117,976	(9,234)	108,742
Depreciation and amortization	209,436	(3,334)	206,102
Taxes — other than income taxes	40,276	1,006	41,282
Other (income) expense, net	(7,756)	—	(7,756)

Total operating costs and expenses	1,043,371	(11,703)	1,031,668

Operating Income	369,997	11,703	381,700

Other (Income) and Other Deductions:
Interest expense — affiliates	35	—	35
— other	88,784	—	88,784
Interest income — affiliates	(5,173)	—	(5,173)
— other	(5)	—	(5)
Allowance for equity and borrowed funds used during construction (AFUDC)	(13,035)	—	(13,035)
Equity in earnings of unconsolidated affiliates	(7,503)	—	(7,503)
Miscellaneous other (income) deductions, net	(6,776)	—	(6,776)

Total other (income) and other deductions	56,327	—	56,327

Income before Income Taxes	313,670	11,703	325,373
Provision for Income Taxes	119,361	4,426	123,787

Net Income	$194,309	$7,277	$201,586

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31, 2002
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$380,721	—	$380,721
Natural gas transportation	744,390	—	744,390
Natural gas storage	135,682	—	135,682
Other	15,489	—	15,489

Total operating revenues	1,276,282	—	1,276,282

Operating Costs and Expenses:
Cost of natural gas sales	380,721	—	380,721
Cost of natural gas transportation	31,468	257	31,725
Operation and maintenance	182,591	243	182,834
Administrative and general	139,189	(674)	138,515
Depreciation and amortization	187,117	(690)	186,427
Taxes — other than income taxes	33,819	—	33,819
Other (income) expense, net	20,593	—	20,593

Total operating costs and expenses	975,498	(864)	974,634

Operating Income	300,784	864	301,648

Other (Income) and Other Deductions:
Interest expense — affiliates	175	—	175
— other	92,107	—	92,107
Interest income — affiliates	(13,287)	—	(13,287)
— other	(1,543)	—	(1,543)
Allowance for equity and borrowed funds used during construction (AFUDC)	(30,571)	—	(30,571)
Equity in earnings of unconsolidated affiliates	(7,799)	—	(7,799)
Impairment of investment in unconsolidated affiliate	12,275	—	12,275
Miscellaneous other (income) deductions, net	(24,953)	—	(24,953)

Total other (income) and other deductions	26,404	—	26,404

Income before Income Taxes	274,380	864	275,244
Provision for Income Taxes	111,339	327	111,666

Net Income	$163,041	$537	$163,578

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2004
	(As Reported)	Adjustments	(As Restated)
ASSETS

Current Assets:
Cash	$176	$—	$176
Receivables:
Trade less allowance of $1,724 as reported, $778 as restated	97,433	946	98,379
Other Affiliates	1,947	—	1,947
Advances to affiliates	302,765	—	302,765
Other	14,954	—	14,954
Transportation and exchange gas receivables	5,810	—	5,810
Inventories:
Gas in storage, at LIFO	15,930	—	15,930
Materials and supplies, at lower of average cost or market	29,080	—	29,080
Gas available for customer nomination, at average cost	60,369	—	60,369
Deferred income taxes	20,494	(2,902)	17,592
Other	13,543	—	13,543

Total current assets	562,501	(1,956)	560,545

Investments, at cost plus equity in undistributed earnings	43,592	—	43,592

Property, Plant and Equipment:
Natural gas transmission plant	5,879,814	(12,837)	5,866,977
Less — Accumulated depreciation and amortization	1,594,177	54	1,594,231

Total property, plant and equipment, net	4,285,637	(12,891)	4,272,746

Other Assets	232,147	17,144	249,291

	$5,123,877	$2,297	$5,126,174

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	$45,603	(2,992)	42,611
Affiliates	43,063	—	43,063
Other	20,592	—	20,592
Transportation and exchange gas payables	23,131	(1,572)	21,559
Accrued liabilities:
Federal income taxes payable to affiliate	48,774	(7,345)	41,429
State income taxes	6,911	—	6,911
Other taxes	16,186	(2,159)	14,027
Interest	31,337	—	31,337
Employee benefits	49,217	—	49,217
Other	12,103	—	12,103
Reserve for rate refunds	8,919	—	8,919
Current maturities of long-term debt	199,991	—	199,991

Total current liabilities	505,827	(14,068)	491,759

Long-Term Debt	999,858	—	999,858

Other Long-Term Liabilities:
Deferred income taxes	962,987	2,120	965,107
Other	154,714	—	154,714

Total other long-term liabilities	1,117,701	2,120	1,119,821

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding.	—	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	0	1,652,430
Retained earnings	848,981	14,245	863,226
Accumulated other comprehensive loss	(920)	—	(920)

Total common stockholder’s equity	2,500,491	14,245	2,514,736

	$5,123,877	$2,297	$5,126,174

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2003
	(As Reported)	Adjustments	(As Restated)
ASSETS

Current Assets:
Cash	$300	—	$300
Receivables:
Trade less allowance of $2,470	123,452	—	123,452
Other Affiliates	9,360		9,360
Advances to affiliates	49,947	—	49,947
Other	10,362	—	10,362
Transportation and exchange gas receivables	22,756	—	22,756
Inventories:
Gas in storage, at LIFO	25,451	—	25,451
Materials and supplies, at lower of average cost or market	30,846	—	30,846
Gas available for customer nomination, at average cost	54,469	—	54,469
Deferred income taxes	20,616	(4,380)	16,236
Other	17,095	—	17,095

Total current assets	364,654	(4,380)	360,274

Investments, at cost plus equity in undistributed earnings	43,665	—	43,665

Property, Plant and Equipment:
Natural gas transmission plant	5,758,739	(2,150)	5,756,589
Less — Accumulated depreciation and amortization	1,439,493	(4,005)	1,435,488

Total property, plant and equipment, net	4,319,246	1,855	4,321,101

Other Assets	250,748	13,051	263,799

	$4,978,313	$10,526	$4,988,839

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2003
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	80,667	(5,158)	75,509
Affiliates	64,092	(992)	63,100
Other	21,933	—	21,933

Transportation and exchange gas payables	22,149	(4,359)	17,790
Accrued liabilities:
Federal income taxes payable to affiliate	20,341	—	20,341
State income taxes	3,044	—	3,044
Other taxes	14,156	1,006	15,162
Interest	31,217	—	31,217
Employee benefits	47,246	(2,071)	45,175
Other	13,527	—	13,527
Reserve for rate refunds	10,610	—	10,610
Current maturities of long-term debt	—	—	—

Total current liabilities	328,982	(11,574)	317,408

Long-Term Debt	1,123,958	—	1,123,958

Other Long-Term Liabilities:
Deferred income taxes	931,940	3,501	935,441
Other	159,715	(1,992)	157,723

Total other long-term liabilities	1,091,655	1,509	1,093,164

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding
Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	—	1,652,430
Retained earnings	782,432	20,591	803,023
Accumulated other comprehensive loss	(1,144)	—	(1,144)

Total common stockholder’s equity	2,433,718	20,591	2,454,309

	$4,978,313	$10,526	$4,988,839

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	—	1,652,430

Retained Earnings:
Balance at beginning of period	782,432	20,591	803,023
Add (deduct):
Net income	191,549	(6,346)	185,203
Cash dividends on common stock	(125,000)	—	(125,000)

Balance at end of period	848,981	14,245	863,226

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,144)	—	(1,144)
Add (deduct):
Net gain/(loss)	224	—	224

Balance at end of period	(920)	—	(920)

Minimum Pension Liability:
Balance at beginning of period	—	—	—
Add (deduct):
Net gain/(loss)	—	—	—

Balance at end of period	—	—	—

Balance at end of period	(920)	—	(920)

Total Common Stockholder’s Equity	$2,500,491	$14,245	$2,514,736

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	—	1,652,430

Retained Earnings:
Balance at beginning of period	833,123	13,314	846,437
Add (deduct):
Net income	194,309	7,277	201,586
Cash dividends on common stock	(245,000)	—	(245,000)

Balance at end of period	782,432	20,591	803,023

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,653)	—	(1,653)
Add (deduct):
Net gain/(loss)	509	—	509

Balance at end of period	(1,144)	—	(1,144)

Minimum Pension Liability:
Balance at beginning of period	(7,387)	—	(7,387)
Add (deduct):
Net gain/(loss)	7,387	—	7,387

Balance at end of period	—	—	—

Balance at end of period	(1,144)	—	(1,144)

Total Common Stockholder’s Equity	$2,433,718	$20,591	$2,454,309

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2002
	(As Reported)	Adjustments	(As Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	—	1,652,430

Retained Earnings:
Balance at beginning of period	870,082	12,777	882,859
Add (deduct):
Net income	163,041	537	163,578
Cash dividends on common stock	(200,000)	—	(200,000)

Balance at end of period	833,123	13,314	846,437

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(572)	—	(572)
Add (deduct):
Net gain/(loss)	(1,081)	—	(1,081)

Balance at end of period	(1,653)	—	(1,653)

Minimum Pension Liability:
Balance at beginning of period	—	—	—
Add (deduct):
Net gain/(loss)	(7,387)	—	(7,387)

Balance at end of period	(7,387)	—	(7,387)

Balance at end of period	(9,040)	—	(9,040)

Total Common Stockholder’s Equity	$2,476,513	$13,314	$2,489,827

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Net Income	$191,549	$(6,346)	$185,203

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $137 in 2004	224	—	224

Total Comprehensive Income	$191,773	$(6,346)	$185,427

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Net Income	$194,309	$7,277	$201,586

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $315 in 2003	509	—	509

Minimum pension liability adjustment, net of tax of $4,576 in 2003	7,387	—	7,387

Total Comprehensive Income	$202,205	$7,277	$209,482

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31, 2002
	(As Reported)	Adjustments	(As Restated)
Net Income	$163,041	$537	$163,578

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $(670) in 2002	(1,081)	—	(1,081)

Minimum pension liability adjustment, net of tax of $(4,576) in 2002	(7,387)	—	(7,387)

Total Comprehensive Income	$154,573	$537	$155,110

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$191,549	$(6,346)	$185,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,507	4,059	198,566
Deferred income taxes	31,031	783	31,814
Allowance for equity funds used during construction (Equity AFUDC)	(6,091)	—	(6,091)
Changes in operating assets and liabilities:
Receivables	28,840	(946)	27,894
Transportation and exchange gas receivable	16,946	—	16,946
Inventories	5,387	—	5,387
Payables	(52,937)	3,158	(49,779)
Transportation and exchange gas payable	982	2,787	3,769
Accrued liabilities	35,857	(1,094)	34,763
Reserve for rate refunds	(1,691)	—	(1,691)
Other, net	12,446	(2,101)	10,345

Net cash provided by operating activities	456,826	300	457,126

Cash flows from financing activities:
Additions to long-term debt	75,000	—	75,000
Debt issue costs	(356)	—	(356)
Common stock dividends paid	(125,000)	—	(125,000)
Change in cash overdrafts	(1,341)	—	(1,341)

Net cash used in financing activities	(51,697)	—	(51,697)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(149,812)	(300)	(150,112)
Changes in accounts payable	(3,156)	—	(3,156)
Advances to affiliates, net	(252,818)	—	(252,818)
Other, net	533	—	533

Net cash used in investing activities	(405,253)	(300)	(405,553)

Net decrease in cash	(124)	—	(124)
Cash at beginning of period	300	—	300

Cash at end of period	$176	—	$176

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$83,334	—	$83,334
Income taxes paid	51,346	—	51,346
Income tax refunds received	(46)	—	(46)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$194,309	$7,277	$201,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,613	(3,315)	200,298
Deferred income taxes	28,084	4,426	32,510
Allowance for equity funds used during construction (Equity AFUDC)	(9,354)	—	(9,354)
Changes in operating assets and liabilities:
Receivables	4,396	—	4,396
Transportation and exchange gas receivable	(12,394)	—	(12,394)
Inventories	(31,890)	—	(31,890)
Payables	8,901	(1,668)	7,233
Transportation and exchange gas payable	11,544	2,916	14,460
Accrued liabilities	(18,684)	1,006	(17,678)
Reserve for rate refunds	1,363	—	1,363
Other, net	(24,371)	(11,492)	(35,863)

Net cash provided by (used in) operating activities	355,517	(850)	354,667

Cash flows from financing activities:
Debt issue costs	(131)	—	(131)
Common stock dividends paid	(245,000)	—	(245,000)
Change in cash overdrafts	(12,457)	—	(12,457)
Advances from affiliates-net	(3,022)	—	(3,022)

Net cash used in financing activities	(260,610)	—	(260,610)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(203,695)	850	(202,845)
Changes in accounts payable	8,554	—	8,554
Advances to affiliates, net	91,635	—	91,635
Other, net	2,716	—	2,716

Net cash provided by (used in) investing activities	(100,790)	850	(99,940)

Net decrease in cash	(5,883)	—	(5,883)
Cash at beginning of period	6,183	—	6,183

Cash at end of period	$300	—	$300

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$81,081	—	$81,081
Income taxes paid	89,408	—	89,408
Income tax refunds received	(27)	—	(27)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31, 2002
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$163,041	$537	$163,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,874	(690)	184,184
Deferred income taxes	28,428	327	28,755
Provision for loss on property	2,848	—	2,848
Impairment of investment in unconsolidated affiliate	12,275	—	12,275
Allowance for equity funds used during construction (Equity AFUDC)	(22,660)	—	(22,660)
Changes in operating assets and liabilities:
Receivables	(29,650)	—	(29,650)
Receivable – TGPL Enterprises, Inc	32,032	—	32,032
Transportation and exchange gas receivable	4,991	—	4,991
Inventories	36,571	—	36,571
Payables	18,827	1,110	19,937
Transportation and exchange gas payable	(261)	32	(229)
Accrued liabilities	2,621	—	2,621
Reserve for rate refunds	(51,434)	—	(51,434)
Other, net	(9,957)	(1,559)	(11,516)

Net cash provided by (used in) operating activities	372,546	(243)	372,303

Cash flows from financing activities:
Additions to long-term debt	317,119	—	317,119
Retirement of long-term debt	(275,000)	—	(275,000)
Debt issue costs	(3,095)	—	(3,095)
Common stock dividends paid	(200,000)	—	(200,000)
Change in cash overdrafts	18,179	—	18,179
Advances from affiliates-net	(4,948)	—	(4,948)

Net cash used in financing activities	(147,745)	—	(147,745)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31, 2002
	(As Reported)	Adjustments	(As Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(457,084)	243	(456,841)
Changes in accounts payable	(8,735)	—	(8,735)
Advances to affiliates, net	209,648	—	209,648
Investments in affiliates, net	(152)	—	(152)
Other, net	37,233	—	37,233

Net cash provided by (used in) investing activities	(219,090)	243	(218,847)

Net increase in cash	5,711	—	5,711
Cash at beginning of period	472	—	472

Cash at end of period	$6,183	—	$6,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$81,396	—	$81,396
Income taxes paid	53,514	—	53,514
Income tax refunds received	(426)	—	(426)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
     The previously reported consolidated statements of income by quarter for 2004 are:
(Thousands of Dollars)
2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
Operating revenues:
Natural gas sales	$123,874	$95,271	$83,698	$100,338
Natural gas transportation	206,926	192,428	187,276	197,975
Natural gas storage	31,560	30,289	30,527	30,575
Other	2,478	3,070	1,923	1,608

Total operating revenues	364,838	321,058	303,424	330,496

Operating Costs and Expenses:
Cost of natural gas sales	122,325	95,271	83,698	99,638
Cost of natural gas transportation	11,240	2,669	2,090	(5,848)
Operation and maintenance	49,397	46,058	46,840	47,981
Administrative and general	31,226	31,218	32,362	24,634
Depreciation and amortization	47,469	49,152	47,815	47,880
Taxes — other than income taxes	12,749	12,024	10,013	10,456
Other (income) expense, net	(13)	182	190	189

Total operating cost and expenses	274,393	236,574	223,008	224,930

Operating Income	$90,445	$84,484	$80,416	$105,566

Other (Income) and Other Deductions:
Interest expense	22,166	22,164	22,302	22,110
Interest income — affiliates	(1,371)	(3,069)	(3,253)	(4,862)
— other	(7)	(43)	(964)	(178)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,518)	(1,827)	(2,525)	(2,457)
Equity in earnings of unconsolidated affiliate	(1,676)	(1,843)	(1,787)	(1,767)
Miscellaneous other (income) deductions, net	(738)	(986)	(1,035)	(2,109)

Total other (income) deductions, net	16,856	14,396	12,738	10,737

Income before Income Taxes	73,589	70,088	67,678	94,829
Provision for Income Taxes	28,241	26,756	25,582	34,056

Net Income	$45,348	$43,332	$42,096	$60,773

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
     The restated consolidated statements of income by quarter for 2004 are:
(Thousands of Dollars)
2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operating revenues:
Natural gas sales	$124,374	$94,771	$83,698	$100,338
Natural gas transportation	206,926	192,428	187,276	197,975
Natural gas storage	31,560	30,289	30,527	30,575
Other	2,478	3,070	1,923	1,608

Total operating revenues	365,338	320,558	303,424	330,496

Operating Costs and Expenses:
Cost of natural gas sales	122,325	95,271	83,698	100,338
Cost of natural gas transportation	7,603	5,109	744	1,110
Operation and maintenance	49,397	44,758	46,840	50,205
Administrative and general	30,618	28,257	30,637	28,593
Depreciation and amortization	51,493	49,152	47,815	47,880
Taxes — other than income taxes	11,743	12,024	10,013	8,297
Other (income) expense, net	(13)	182	190	189

Total operating cost and expenses	273,166	234,753	219,937	236,612

Operating Income	92,172	85,805	83,487	93,884

Other (Income) and Other Deductions:
Interest expense	22,166	22,164	22,302	22,110
Interest income — affiliates	(1,371)	(3,069)	(3,253)	(4,862)
— other	(7)	(43)	(964)	(178)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,518)	(1,827)	(2,525)	(2,457)
Equity in earnings of unconsolidated affiliate	(1,676)	(1,843)	(1,787)	(1,767)
Miscellaneous other (income) deductions, net	(738)	(986)	(1,035)	(2,109)

Total other (income) deductions, net	16,856	14,396	12,738	10,737

Income before Income Taxes	75,316	71,409	70,749	83,147
Provision for Income Taxes	28,894	27,256	26,743	32,525

Net Income	$46,422	$44,153	$44,006	$50,622

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
The effect of the restatement adjustments on the Company’s previously issued 2004 quarterly income statements are:
(Thousands of Dollars)
2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net income, as originally reported	$45,348	$43,332	$42,096	$60,773
Restatement adjustments:
Natural gas sales	500	(500)	—	—
Cost of natural gas sales	—	—	—	(700)
Cost of natural gas transportation	3,637	(2,440)	1,346	(6,958)
Operation and maintenance	—	1,300	—	(2,224)
Administrative and general	608	2,961	1,725	(3,959)
Depreciation and amortization	(4,024)	—	—	—
Taxes – other than income taxes	1,006	—	—	2,159
Provision for income taxes	(653)	(500)	(1,161)	1,531

Net income, as restated	$46,422	$44,153	$44,006	$50,622

The impacts of these restatements to the Company’s statements of income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 were increases (decreases) to net income of $1,074, $821, $1,910, and ($10,151), respectively.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
The previously reported consolidated statements of income by quarter for 2003 are:
(Thousands of Dollars)
2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
Operating revenues:
Natural gas sales	$159,587	$104,120	$95,249	$112,680
Natural gas transportation	202,329	194,116	196,489	204,067
Natural gas storage	31,821	31,145	31,384	30,013
Other	3,538	10,292	1,476	5,062

Total operating revenues	397,275	339,673	324,598	351,822

Operating Costs and Expenses:
Cost of natural gas sales	159,587	104,120	95,249	112,680
Cost of natural gas transportation	4,705	5,938	9,160	6,425
Operation and maintenance	45,329	46,820	45,401	48,025
Administrative and general	28,752	26,282	28,332	34,610
Depreciation and amortization	48,053	56,075	50,973	54,335
Taxes — other than income taxes	10,855	9,776	9,979	9,666
Other (income) expense, net	76	(999)	(6,839)	6

Total operating cost and expenses	297,357	248,012	232,255	265,747

Operating Income	$99,918	$91,661	$92,343	$86,075

Other (Income) and Other Deductions:
Interest expense — affiliates	35	—	—	—
— other	22,107	22,203	22,346	22,128
Interest income — affiliates	(2,066)	(1,206)	(718)	(1,183)
— other	(1)	—	—	(4)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,521)	(4,098)	(1,767)	(1,649)
Equity in earnings of unconsolidated affiliate	(1,845)	(1,942)	(1,761)	(1,955)
Miscellaneous other (income) deductions, net	(1,893)	(2,001)	(1,335)	(1,547)

Total other (income) deductions, net	10,816	12,956	16,765	15,790

Income before Income Taxes	89,102	78,705	75,578	70,285
Provision for Income Taxes	34,169	30,854	28,256	26,082

Net Income	$54,933	$47,851	$47,322	$44,203

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
The restated consolidated statements of income by quarter for 2003 are:
(Thousands of Dollars)
2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operating revenues:
Natural gas sales	$159,587	$104,120	$95,249	$112,680
Natural gas transportation	202,329	194,116	196,489	204,067
Natural gas storage	31,821	31,145	31,384	30,013
Other	3,538	10,292	1,476	5,062

Total operating revenues	397,275	339,673	324,598	351,822

Operating Costs and Expenses:
Cost of natural gas sales	159,587	104,120	95,249	112,680
Cost of natural gas transportation	6,196	4,063	9,847	5,981
Operation and maintenance	45,329	46,820	45,401	48,025
Administrative and general	26,632	24,264	26,258	31,588
Depreciation and amortization	47,219	55,241	50,139	53,503
Taxes — other than income taxes	10,855	9,776	9,979	10,672
Other (income) expense, net	76	(999)	(6,839)	6

Total operating cost and expenses	295,894	243,285	230,034	262,455

Operating Income	101,381	96,388	94,564	89,367

Other (Income) and Other Deductions:
Interest expense — affiliates	35	—	—	—
— other	22,107	22,203	22,346	22,128
Interest income — affiliates	(2,066)	(1,206)	(718)	(1,183)
— other	(1)	—	—	(4)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,521)	(4,098)	(1,767)	(1,649)
Equity in earnings of unconsolidated affiliate	(1,845)	(1,942)	(1,761)	(1,955)
Miscellaneous other (income) deductions, net	(1,893)	(2,001)	(1,335)	(1,547)

Total other (income) deductions, net	10,816	12,956	16,765	15,790

Income before Income Taxes	90,565	83,432	77,799	73,577
Provision for Income Taxes	34,722	32,642	29,097	27,326

Net Income	$55,843	$50,790	$48,702	$46,251

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
The effect of the restatement adjustments on the Company’s previously issued 2003 quarterly income statements are:
(Thousands of Dollars)
2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net income, as originally reported	$54,933	$47,851	$47,322	$44,203
Restatement adjustments:
Cost of natural gas transportation	(1,491)	1,875	(687)	444
Administrative and general	2,120	2,018	2,074	3,022
Depreciation and amortization	834	834	834	832
Taxes – other than income taxes	—	—	—	(1,006)
Provision for income taxes	(553)	(1,788)	(841)	(1,244)

Net income, as restated	$55,843	$50,790	$48,702	$46,251

The impacts of these restatements to the Company’s statements of income for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, and December 31, 2003 were increases (decreases) to net income of $910, $2,939, $1,380 and $2,048, respectively.

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

     All issues in this proceeding previously were resolved through settlement or litigation, with the exception of the roll-in issues, which were consolidated with Docket No. RP95-197and are discussed below.
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
4. DEBT, FINANCING ARRANGEMENTS AND LEASES
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
5. EMPLOYEE BENEFIT PLANS
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
     The following summary provides information about Williams common stock options that are outstanding and exercisable by our employees at December 31, 2004 (options in thousands):

	Stock Options Outstanding			Stock Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Options	Price	Life (years)	Options	Price
$2.27 to $2.58	747	$2.58	7.8	747	$2.58
$5.40 to $9.93	584	$9.90	8.7	29	$9.41
$10.00 to $42.29	2,081	$20.78	3.3	1,989	$21.19

Total	3,412	$14.94	5.2	2,765	$16.04

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

6. INCOME TAXES
     Following is a summary of the provision for income taxes for 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Federal:
Current	$71,803	$80,173	$72,693
Deferred	28,331	28,909	25,186

	100,134	109,082	97,879

State and municipal:
Current	11,801	11,104	10,218
Deferred	3,483	3,601	3,569

	15,284	14,705	13,787

Provision for income taxes	$115,418	$123,787	$111,666

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Taxes computed by applying the federal statutory rate	$105,217	$113,881	$96,335
State and municipal income taxes	9,937	9,559	8,963
Other, net	264	347	6,368

Provision for income taxes	$115,418	$123,787	$111,666

     Significant components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
	(Restated)	(Restated)
Deferred tax liabilities

Property, plant and equipment	$964,303	$939,345
Deferred charges	35,717	28,495
Other	14,748	16,173

Total deferred tax liabilities	1,014,768	984,013

Deferred tax assets

Estimated rate refund liability	3,430	4,095
Accrued payroll and benefits	8,493	13,780
Deferred state income taxes — noncurrent liabilities	38,566	37,743
Other noncurrent liabilities	14,014	2,717
Other	2,750	6,473

Total deferred tax assets	67,253	64,808

Net deferred tax liabilities	$947,515	$919,205

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
     As of December 31, 2004 and 2003, we had trade receivables of $98 million and $123 million, respectively. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. We have not historically experienced significant credit losses in connection with our trade receivables.
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
8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
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

9. IMPAIRMENTS
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
10. QUARTERLY INFORMATION - RESTATED (UNAUDITED)
     The following summarizes selected restated quarterly financial data for 2004 and 2003 (in thousands):

2004	First	Second	Third	Fourth
Operating revenues	$365,338	$320,558	$303,424	$330,496
Operating expenses	273,166	234,753	219,937	236,612

Operating income	92,172	85,805	83,487	93,884
Interest expense	22,166	22,164	22,302	22,110
Other (income) and deductions, net	(5,310)	(7,768)	(9,564)	(11,373)

Income before income taxes	75,316	71,409	70,749	83,147
Provision for income taxes	28,894	27,256	26,743	32,525

Net income	$46,422	$44,153	$44,006	$50,622

2003	First	Second	Third(1)	Fourth
Operating revenues	$397,275	$339,673	$324,598	$351,822
Operating expenses	295,894	243,285	230,034	262,455

Operating income	101,381	96,388	94,564	89,367
Interest expense	22,142	22,203	22,346	22,128
Other (income) and deductions, net	(11,326)	(9,247)	(5,581)	(6,338)

Income before income taxes	90,565	83,432	77,799	73,577
Provision for income taxes	34,722	32,642	29,097	27,326

Net income	$55,843	$50,790	$48,702	$46,251

(1)	Includes a $4.0 million increase to operating expenses resulting from a write-off of certain receivables. Also included a $7.2 million credit to other (income) and deductions due to an adjustment to excess royalties reserves.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
(RESTATED)

		ADDITIONS
		Charged to
	Beginning	Costs and			Ending
Description	Balance	Expenses	Other	Deductions	Balances
Year ended December 31, 2004:
Reserve for rate refunds	$10,610	$7,417	$(7,637)	$(1,471)	$8,919
Reserve for doubtful receivables	2,470	490	—	(2,182)	778
Year ended December 31, 2003:
Reserve for rate refunds	9,247	2,830	—	(1,467)	10,610
Reserve for doubtful receivables	2,220	250	—	—	2,470
Year ended December 31, 2002:
Reserve for rate refunds	60,681	114,972	—	(166,406)	9,247
Reserve for doubtful receivables	970	1,250	—	—	2,220
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures (Restated)
Evaluation of Disclosure Controls and Procedures
     The following has been amended to reflect the restatement of our consolidated financial statements as discussed further in the Restatement of Financial Results in Item 1 and in Note 2 of the Notes to Consolidated Financial Statements.
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Through this evaluation, we identified a significant deficiency in internal control over financial reporting related to reconciliations of certain account balances. We have subsequently identified a material weakness related to net periodic pension expense, as described below. Our Senior Vice President and Vice President and Treasurer have concluded that as a result of the material weakness combined with the significant deficiency discussed above, our disclosure controls and procedures were not effective at a reasonable assurance level, as of the end of the period covered by this Annual Report on Form 10-K/A.
     Our management, including our Senior Vice President and Vice President and Treasurer, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.
     In preparation for our first report on internal controls over financial reporting, we identified a significant deficiency in internal controls associated with reconciliations of certain account balances. We have subsequently identified a material weakness in internal control over financial reporting associated with our third-party actuarial computation of annual net periodic pension expense which resulted from the identification of errors in certain Transco participant data involving annuity contract information utilized for the periods ending on December 31, 2003, and December 31, 2004. This material weakness resulted in adjustments included in the restatement of our consolidated financial statements for 2004.
Remediation of Material Weakness and Significant Deficiency in Internal Control Over Financial Reporting
Accounting for Net Periodic Pension Expense
     Our third-party plan administrator has implemented enhancements to its processes and procedures to provide reasonable assurance that errors in the data provided to our third-party actuary will not recur. These steps include:
•	The implementation of a data valuation team that validates participant data

•	Changes in the system used to provide participant data

•	Formal review meetings between our third-party plan administrator and our third-party actuary to confirm data assumptions and content
Reconciliation of Account Balances
     We have implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies related to the reconciliation of account balances will not recur. These steps include:
•	Implementation of a secondary level review of each account reconciliation

•	Implementation of a procedure to verify all identified accounts are reconciled on a timely basis
Changes in Internal Control over Financial Reporting
     The changes related to reconciliation of account balances were made in the first quarter 2005 and the changes related to accounting for net periodic pension expense was made in the second quarter 2005. There have been no changes in our internal control over financial reporting during the fourth quarter 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
ITEM 15. Exhibits and Financial Statement Schedules. (Restated)

Page
Reference to
2004 10-K/A
A. Index

1. Financial Statements:

Report of Independent Registered Public Accounting Firm - Ernst &Young LLP	30

Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002	31

Consolidated Balance Sheet as of December 31, 2004 and 2003	32-33

Consolidated Statement of Common Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002	34

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	35

Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	36-37

Notes to Consolidated Financial Statements	38-89

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2004, 2003 and 2002	90
The following schedules are omitted because of the absence of the conditions under which they are required:
I, III, IV, and V.

3.	Exhibits:
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
(23)	Consent of Independent Registered Public Accounting Firm

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

TRANSCONTINENTAL GAS PIPE
LINE CORPORATION
(Registrant)

By:	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of August 2005, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ STEVEN J. MALCOLM*	Chairman of the Board
Steven J. Malcolm

/s/ PHILLIP D. WRIGHT *	Director and Senior Vice President
Phillip D. Wright	(Principal Executive Officer)

/s/ FRANK J. FERAZZI *	Director and Vice President
Frank J. Ferazzi

/s/ RICHARD D. RODEKOHR*	Vice President and Treasurer (Principal Financial Officer)
Richard D. Rodekohr

/s/ JEFFREY P. HEINRICHS *	Controller (Principal Accounting Officer)
Jeffrey P. Heinrichs

By /s/ JEFFREY P. HEINRICHS *
Jeffrey P. Heinrichs
Attorney-in-fact