Form 10-Q/A
period 2005-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2005-08-15
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
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
     Management believes the impact of all of these adjustments is not material to any of the previously issued financial statements. However, management determined that the cumulative adjustment required to correct the pension expense was too significant to the second quarter of 2005 and the forecast for 2005.
     For a discussion of additional information on the restatement, along with restated financial statements for the quarter ending March 31, 2005, see “Part I. Financial Information: Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — 2. Restatement.”
     The Items of our Form 10-Q/A for the quarter ended March 31, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Narrative Analysis of Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures.
     The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended March 31, 2005 in the form filed on May 6, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
     Certain matters discussed in this report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2004 Annual Report on Form 10-K/A.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	Restated	Restated
Operating Revenues:
Natural gas sales	$120,506	$124,374
Natural gas transportation	195,258	206,926
Natural gas storage	30,874	31,560
Other	2,307	2,478

Total operating revenues	348,945	365,338

Operating Costs and Expenses:
Cost of natural gas sales	120,506	122,325
Cost of natural gas transportation	2,021	7,603
Operation and maintenance	47,357	49,397
Administrative and general	25,908	30,618
Depreciation and amortization	48,921	51,493
Taxes — other than income taxes	12,247	11,743
Other (income) expense, net	221	(13)

Total operating costs and expenses	257,181	273,166

Operating Income	91,764	92,172

Other (Income) and Other Deductions:
Interest expense	20,120	22,166
Interest income — affiliates	(2,662)	(1,371)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,691)	(1,518)
Equity in earnings of unconsolidated affiliates	(1,647)	(1,676)
Miscellaneous other (income) deductions, net	(818)	(745)

Total other (income) and other deductions	13,302	16,856

Income before Income Taxes	78,462	75,316

Provision for Income Taxes	29,542	28,894

Net Income	$48,920	$46,422

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
	Restated	Restated
ASSETS

Current Assets:
Cash	$190	$176
Receivables:
Affiliates	2,357	1,947
Advances to affiliates	92,740	302,765
Others less allowance of $909 ($778 in 2004)	130,710	113,333
Transportation and exchange gas receivables	12,575	5,810
Inventories	90,418	105,379
Deferred income taxes	17,378	17,592
Other	20,914	13,543

Total current assets	367,282	560,545

Investments, at cost plus equity in undistributed earnings	43,224	43,592

Property, Plant and Equipment:
Natural gas transmission plant	5,892,793	5,866,977
Less-Accumulated depreciation and amortization	1,630,207	1,594,231

Total property, plant and equipment, net	4,262,586	4,272,746

Other Assets	254,319	249,291

Total assets	$4,927,411	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
	Restated	Restated
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$71,103	$43,063
Other	53,096	63,203
Transportation and exchange gas payables	15,591	21,559
Accrued liabilities	114,904	155,024
Reserve for rate refunds	3,912	8,919
Current maturities of long-term debt	—	199,991

Total current liabilities	258,606	491,759

Long-Term Debt	1,000,043	999,858

Other Long-Term Liabilities:
Deferred income taxes	967,699	965,107
Other	157,072	154,714

Total other long-term liabilities	1,124,771	1,119,821

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value: 100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	892,146	863,226
Accumulated other comprehensive loss	(585)	(920)

Total common stockholder’s equity	2,543,991	2,514,736

Total liabilities and stockholder’s equity	$4,927,411	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	Restated	Restated
Cash flows from operating activities:
Net income	$48,920	$46,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,448	52,017
Deferred income taxes	2,598	15,341
Allowance for equity funds used during construction (Equity AFUDC)	(1,029)	(1,077)
Changes in operating assets and liabilities:
Receivables	(17,787)	18,831
Transportation and exchange gas receivables	(6,765)	90
Inventories	14,961	1,155
Payables	42,511	(501)
Transportation and exchange gas payables	(5,968)	2,105
Accrued liabilities	(47,720)	(25,469)
Reserve for rate refunds	(5,007)	(5,228)
Other, net	(8,753)	4,043

Net cash provided by operating activities	65,409	107,729

Cash flows from financing activities:
Retirement of long-term debt	(200,000)	—
Debt issue costs	(234)	—
Change in cash overdrafts	(12,126)	(13,568)
Common stock dividends paid	(20,000)	—

Net cash used in financing activities	(232,360)	(13,568)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(35,728)	(24,942)
Changes in accounts payable	(4,852)	(9,514)
Advances to affiliates, net	210,025	(59,145)
Other, net	(2,480)	(557)

Net cash provided by (used in) investing activities	166,965	(94,158)

Net increase in cash	14	3
Cash at beginning of period	176	300

Cash at end of period	$190	$303

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2005, and results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K/A.
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
     Restated comprehensive income for the three months ended March 31, 2005 and 2004 respectively, are as follows (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Net income, as restated	$48,920	$46,422
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	335	(195)

Total comprehensive income, as restated	$49,255	$46,227

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
     Management believes the impact of all of these adjustments is not material to any of the previously issued consolidated financial statements. However, management determined that the cumulative adjustment required to correct pension expense was too significant to the Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005.
     In the second quarter 2005, our third party actuary determined that certain annuity contract benefit information had been excluded from Transco’s pension plan participant data utilized to calculate the related pension benefit obligation for the years 2004 and 2003. As a result, Transco’s pension expense was overstated in 2004 and 2003. The effect of the restatement for the pension adjustment is a net reduction in administrative and general expense of $7.0 million in 2004 ($1.9 million for the three months ended March 31, 2004) and $8.2 million in 2003.
     During the second quarter 2005, we reduced certain gas purchases and imbalances payables by $5.8 million related to final account reconciliations upon the termination of our FS agreements effective April 1, 2005. Prior periods were restated to reflect the adjustments in the proper periods resulting in the following impact to cost of natural gas transportation: an increase of $1.0 million in 2004, a decrease of $0.5 million in 2003, an increase of $1.8 million in 2002 and a decrease of $6.9 million for the periods prior to 2002. The impact of the adjustment to cost of natural gas transportation for the three months ended March 31, 2005 was a decrease of $1.2 million and was not material for the three months ended March 31, 2004.
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
     Adjustments for the related income tax effects of the adjustments above were also recorded in the respective restated periods. Other immaterial adjustments were made to prior periods related to various other accounts resulting in a net income increase of $2.4 million for the three months ended March 31, 2004.

     The cumulative impact of these restatements to our Consolidated Statements of Income for the quarters ended March 31, 2005 and 2004 was a decrease in operating income of $1.8 million and net income of $1.1 million in 2005 and an increase in operating income of $1.7 million and net income of $1.1 million in 2004.
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
     The impact on the Consolidated Balance Sheet of the restatements discussed above resulted in an increase in total assets and in total liabilities and stockholder’s equity of $12.4 million as of March 31, 2005 and $2.3 million as of December 31, 2004. These changes resulted from an increase in retained earnings of $13.1 million for March 31, 2005 and $14.2 million for December 31, 2004 primarily due to a net decrease in pension expense of $15.2 million and a decrease in cost of natural gas sales and transportation expense of $5.8 million, partially offset by the related net income tax expense of $8.0 million, at March 31, 2005.
     The pension expense restatement resulted in an increase in other assets of $17.1 million and a decrease of property, plant and equipment of $1.9 million as of March 31, 2005 and December 31, 2004.
     The decrease in gas purchases and imbalances payables resulted in a decrease in current liabilities of $5.8 million at March 31, 2005 and $4.6 million at December 31, 2004.
     The following schedules reconcile the amounts as originally reported in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 and our Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31, 2005
	(As Reported)	Adjustment	(As Restated)
Operating Revenues:
Natural gas sales	$120,506	$—	$120,506
Natural gas transportation	195,258	—	195,258
Natural gas storage	30,874	—	30,874
Other	2,307	—	2,307

Total operating revenues	348,945	—	348,945

Operating Costs and Expenses:
Cost of natural gas sales	120,506	—	120,506
Cost of natural gas transportation	3,296	(1,275)	2,021
Operation and maintenance	47,357	—	47,357
Administrative and general	24,962	946	25,908
Depreciation and amortization	48,921	—	48,921
Taxes — other than income taxes	10,088	2,159	12,247
Other (income) expense, net	221	—	221

Total operating costs and expenses	255,351	1,830	257,181

Operating Income	93,594	(1,830)	91,764

Other (Income) and Other Deductions:
Interest expense	20,120	—	20,120
Interest income — affiliates	(2,662)	—	(2,662)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,691)	—	(1,691)
Equity in earnings of unconsolidated affiliates	(1,647)	—	(1,647)
Miscellaneous other (income) deductions, net	(818)	—	(818)

Total other (income) and other deductions	13,302	—	13,302

Income before Income Taxes	80,292	(1,830)	78,462

Provision for Income Taxes	30,225	(683)	29,542

Net Income	$50,067	$(1,147)	$48,920

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31, 2004
	(As Reported)	Adjustment	(As Restated)
Operating Revenues:
Natural gas sales	$123,874	$500	$124,374
Natural gas transportation	206,926	—	206,926
Natural gas storage	31,560	—	31,560
Other	2,478	—	2,478

Total operating revenues	364,838	500	365,338

Operating Costs and Expenses:
Cost of natural gas sales	122,325	—	122,325
Cost of natural gas transportation	11,240	(3,637)	7,603
Operation and maintenance	49,397	—	49,397
Administrative and general	31,226	(608)	30,618
Depreciation and amortization	47,469	4,024	51,493
Taxes — other than income taxes	12,749	(1,006)	11,743
Other (income) expense, net	(13)	—	(13)

Total operating costs and expenses	274,393	(1,227)	273,166

Operating Income	90,445	1,727	92,172

Other (Income) and Other Deductions:
Interest expense	22,166	—	22,166
Interest income — affiliates	(1,371)	—	(1,371)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,518)	—	(1,518)
Equity in earnings of unconsolidated affiliates	(1,676)	—	(1,676)
Miscellaneous other (income) deductions, net	(745)	—	(745)

Total other (income) and other deductions	16,856	—	16,856

Income before Income Taxes	73,589	1,727	75,316

Provision for Income Taxes	28,241	653	28,894

Net Income	$45,348	$1,074	$46,422

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	As of March 31, 2005
	(As Reported)	Adjustments	(As Restated)
ASSETS

Current Assets:
Cash	$190	$—	$190
Receivables:
Affiliates	2,357	—	2,357
Advances to affiliates	92,740	—	92,740
Others less allowance of $909 as reported and restated	130,710	—	130,710
Transportation and exchange gas receivables	12,575	—	12,575
Inventories	90,418	—	90,418
Deferred income taxes	20,176	(2,798)	17,378
Other	20,914	—	20,914

Total current assets	370,080	(2,798)	367,282

Investments, at cost plus equity in undistributed earnings	43,224	—	43,224

Property, Plant and Equipment:
Natural gas transmission plant	5,894,643	(1,850)	5,892,793
Less-Accumulated depreciation and amortization	1,630,153	54	1,630,207

Total property, plant and equipment, net	4,264,490	(1,904)	4,262,586

Other Assets	237,175	17,144	254,319

Total assets	$4,914,969	$12,442	$4,927,411

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited

	As of March 31, 2005
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$71,103	$—	$71,103
Other	56,088	(2,992)	53,096
Transportation and exchange gas payables	18,438	(2,847)	15,591
Accrued liabilities	115,302	(398)	114,904
Reserve for rate refunds	3,912	—	3,912

Total current liabilities	264,843	(6,237)	258,606

Long-Term Debt	1,000,043	—	1,000,043

Other Long-Term Liabilities:
Deferred income taxes	962,118	5,581	967,699
Other	157,072	—	157,072

Total other long-term liabilities	1,119,190	5,581	1,124,771

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	—	1,652,430
Retained earnings	879,048	13,098	892,146
Accumulated other comprehensive loss	(585)	—	(585)

Total common stockholder’s equity	2,530,893	13,098	2,543,991

Total liabilities and stockholder’s equity	$4,914,969	$12,442	$4,927,411

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	As of December 31, 2004
	(As Reported)	Adjustments	(As Restated)
ASSETS

Current Assets:
Cash	$176	$—	$176
Receivables:
Affiliates	1,947	—	1,947
Advances to affiliates	302,765	—	302,765
Others less allowance of $1,724 as reported, $778 as restated	112,387	946	113,333
Transportation and exchange gas receivables	5,810	—	5,810
Inventories	105,379	—	105,379
Deferred income taxes	20,494	(2,902)	17,592
Other	13,543	—	13,543

Total current assets	562,501	(1,956)	560,545

Investments, at cost plus equity in undistributed earnings	43,592	—	43,592

Property, Plant and Equipment:
Natural gas transmission plant	5,879,814	(12,837)	5,866,977
Less-Accumulated depreciation and amortization	1,594,177	54	1,594,231

Total property, plant and equipment, net	4,285,637	(12,891)	4,272,746

Other Assets	232,147	17,144	249,291

Total Assets	$5,123,877	$2,297	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited

	As of December 31, 2004
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$43,063	$—	$43,063
Other	66,195	(2,992)	63,203
Transportation and exchange gas payables	23,131	(1,572)	21,559
Accrued liabilities	164,528	(9,504)	155,024
Reserve for rate refunds	8,919	—	8,919
Current maturities of long-term debt	199,991	—	199,991

Total current liabilities	505,827	(14,068)	491,759

Long-Term Debt	999,858	—	999,858

Other Long-Term Liabilities:
Deferred income taxes	962,987	2,120	965,107
Other	154,714	—	154,714

Total other long-term liabilities	1,117,701	2,120	1,119,821

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	—	1,652,430
Retained earnings	848,981	14,245	863,226
Accumulated other comprehensive loss	(920)	—	(920)

Total common stockholder’s equity	2,500,491	14,245	2,514,736

Total liabilities and stockholder’s equity	$5,123,877	$2,297	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31, 2005
	(As Reported)	Adjustment	(As Restated)
Cash flows from operating activities:
Net income	$50,067	$(1,147)	$48,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,448	—	49,448
Deferred income taxes	2,883	(285)	2,598
Allowance for equity funds used during construction (Equity AFUDC)	(1,029)	—	(1,029)
Changes in operating assets and liabilities:
Receivables	(18,733)	946	(17,787)
Transportation and exchange gas receivables	(6,765)	—	(6,765)
Inventories	14,961	—	14,961
Payables	42,511	—	42,511
Transportation and exchange gas payables	(4,693)	(1,275)	(5,968)
Accrued liabilities	(49,481)	1,761	(47,720)
Reserve for rate refunds	(5,007)	—	(5,007)
Other, net	(8,753)	—	(8,753)

Net cash provided by operating activities	65,409	—	65,409

Cash flows from financing activities:
Retirement of long-term debt	(200,000)	—	(200,000)
Debt issue costs	(234)	—	(234)
Change in cash overdrafts	(12,126)	—	(12,126)
Common stock dividends paid	(20,000)	—	(20,000)

Net cash used in financing activities	(232,360)	—	(232,360)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(35,728)	—	(35,728)
Changes in accounts payable	(4,852)	—	(4,852)
Advances to affiliates, net	210,025	—	210,025
Other, net	(2,480)	—	(2,480)

Net cash provided by investing activities	166,965	—	166,965

Net increase in cash	14	—	14
Cash at beginning of period	176	—	176

Cash at end of period	$190	$—	$190

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31, 2004
	(As Reported)	Adjustment	(As Restated)
Cash flows from operating activities:
Net income	$45,348	$1,074	$46,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,991	4,026	52,017
Deferred income taxes	14,688	653	15,341
Allowance for equity funds used during construction (Equity AFUDC)	(1,077)	—	(1,077)
Changes in operating assets and liabilities:		—
Receivables	18,831	—	18,831
Transportation and exchange gas receivables	90	—	90
Inventories	1,155	—	1,155
Payables	(314)	(187)	(501)
Transportation and exchange gas payables	672	1,433	2,105
Accrued liabilities	(25,724)	255	(25,469)
Reserve for rate refunds	(5,228)	—	(5,228)
Other, net	11,434	(7,391)	4,043

Net cash provided by (used in) operating activities	107,866	(137)	107,729

Cash flows from financing activities:
Retirement of long-term debt	—	—	—
Debt issue costs	—	—	—
Change in cash overdrafts	(13,568)	—	(13,568)
Common stock dividends paid	—	—	—

Net cash used in financing activities	(13,568)	—	(13,568)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(25,079)	137	(24,942)
Changes in accounts payable	(9,514)	—	(9,514)
Advances to affiliates, net	(59,145)	—	(59,145)
Other, net	(557)	—	(557)

Net cash provided by (used in) investing activities	(94,295)	137	(94,158)

Net increase in cash	3	—	3
Cash at beginning of period	300	—	300

Cash at end of period	$303	$—	$303

See accompanying notes.

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
     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In 2000, we filed an application with the FERC seeking authorization to abandon certain of our offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered non-jurisdictional gathering facilities upon transfer to Gas Processing. The FERC approved the abandonment and the non-jurisdictional treatment of all of these facilities. Effective December 2001, we transferred to Gas Processing the North Padre Island facilities through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. Parties filed petitions for review of the FERC’s orders to the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued in June, 2003. In 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and us alleging concerted actions by these affiliates frustrated the FERC’s regulation of us. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. In 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined a gathering rate for service on these facilities, which is to be collected by us. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and in May 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS filed petitions for review of the FERC’s orders with the D.C. Circuit Court and on July 13, 2004, the court granted the petitions, vacating the FERC’s orders and remanding the case to the FERC for further proceedings not inconsistent with the court’s opinion. On February 15, 2005, the FERC issued an order in response to the D.C. Circuit remand. In that order, the FERC determined that, based on the record and the court’s decision, there is not a sufficient basis to reassert Natural Gas Act of 1938 (NGA) jurisdiction or to assert Outer Continental Shelf Lands Act jurisdiction over the gathering rates and service on the North Padre Island facilities. Accordingly, the FERC reversed the Initial Decision, dismissed the complaint filed by Shell, and directed us to remove the North Padre Island gathering rate and rate schedule from our tariff. On March 7, 2005, Shell filed a request for rehearing of the FERC’s February 15, 2005 order.
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
4. DEBT AND FINANCING ARRANGEMENTS
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

5. STOCK-BASED COMPENSATION
     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on restated net income for the three months ended March 31, 2005 and 2004 if we had applied the fair value, estimated using the Black-Scholes pricing model, recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three months
	Ended March 31,
	2005	2004
	(Thousands of Dollars)
Net income, as restated	$48,920	$46,422
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	97	72
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400)	(650)

Pro forma net income, as restated	$48,617	$45,844

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.
ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of Transco’s 2004 Annual Report on Form 10-K/A and with the condensed consolidated financial statements and notes contained in this report.
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

     Management believes the impact of all of these adjustments is not material to any previously issued financial statements. However, management determined that the cumulative adjustment required to correct the pension expense adjustment was too significant to the Condensed Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005. We have included restated condensed statements of income and cash flows for the three months ending March 31, 2005 and 2004 and restated condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. See “Item 1. Financial Statements” in this Form 10-Q/A.
     This Management’s Narative Analysis of the Results of Operations has been modified and updated to reflect the effects of these restatements.
     For a discussion of additional information on the restatement, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Restatement.”
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the three months ended March 31, 2005 was $91.8 million compared to operating income of $92.2 million for the three months ended March 31, 2004. Net income for the three months ended March 31, 2005 was $48.9 million compared to $46.4 million for the three months ended March 31, 2004. The lower operating income of $0.4 million was due to reductions in operating revenues exceeding the reductions in operating costs and expenses as discussed below. The increase in net income of $2.5 million was mostly attributable to a $3.6 million reduction of other income and other deductions as discussed below.
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

	Three months
	Ended March 31,
	2005	2004
Transco System Deliveries (TBtu)

Market-area deliveries:
Long-haul transportation	209.8	213.9
Market-area transportation	267.5	267.6

Total market-area deliveries	477.3	481.5
Production-area transportation	60.4	67.5

Total system deliveries	537.7	549.0

Average Daily Transportation Volumes (Tbtu)	6.0	6.0
Average Daily Firm Reserved Capacity (Tbtu)	6.9	6.8
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

     Operating revenues related to our sales services were $120.5 million for the three months ended March 31, 2005, compared to $124.4 million for the same period in 2004. The decrease was primarily due to a lower volume of merchant sales during the first three months of 2005 compared to the same period in 2004.

	Three months
	Ended March 31,
	2005	2004
Gas Sales Volumes (TBtu)

Long-term sales	7.8	11.5
Short-term sales	2.7	2.2

Total gas sales	10.5	13.7

Storage Revenues
     Our operating revenues related to storage services of $30.9 million for the three months ended March 31, 2005 were comparable to the revenues of $31.6 million for the same period in 2004.
Other Revenues
     Our other operating revenues of $2.3 million for the three months ended March 31, 2005 were comparable to the revenues of $2.5 million for the same period in 2004.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $120.5 million for the three months ended March 31, 2005 and $122.3 million for the comparable period in 2004, our operating expenses for the three months ended March 31, 2005, were approximately $14.2 million lower than the comparable period in 2004. This decrease was primarily attributable to lower cost of natural gas transportation, operation and maintenance expenses, administrative and general expenses and depreciation and amortization expense. The lower cost of natural gas transportation of $5.6 million was primarily due to a decrease in 2005 of reimbursable costs that are recovered in our rates. The decrease in operation and maintenance expense in 2005 of $2.0 million is due primarily to lower operating costs associated with the gathering facilities. The decrease in administrative and general expense of $4.7 million is mostly due to lower reimbursable costs associated with post-retirement costs other than pensions of $2.2 million and Gas Research Institute charges of $2.2 million. The decrease in depreciation and amortization of $2.6 million was primarily due to retirements and fully-depreciated computer software and hardware assets.
Other Income and Other Deductions
     Other income and other deductions for the three months ended March 31, 2005 resulted in lower net expense of $3.6 million compared to the same period in 2004. This was primarily due to a $2.6 million decrease in interest expense resulting from the retirement of $200 million of 6 1/8% notes in January 2005.

Capital Expenditures
     As shown in the table below, our restated capital expenditures for the three months ended March 31, 2005 were $40.6 million, compared to $34.5 million for the three months ended March 31, 2004.

	Three months
	Ended March 31,
	2005	2004
	(In Millions)
Capital Expenditures, as restated
Market-area projects	$2.6	$9.6
Supply-area projects	3.7	4.5
Maintenance of existing facilities and other projects	34.3	20.4

Total capital expenditures, as restated	$40.6	$34.5

     Our capital expenditures estimate for 2005 and future capital projects are discussed in our 2004 Annual Report on Form 10-K/A. The following describes those projects and any new capital projects proposed by us.
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

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The following has been amended to reflect the restatement of our consolidated financial statements as discussed further in the Explanatory Note and in Note 2 of the Notes to Condensed Consolidated Financial Statements.
     In August 2005, we restated our consolidated financial statements as of and for the year ended December 31, 2004. In addition, we restated our quarterly consolidated financial statements for the period ended March 31, 2005. The restatement adjustments relating to the first quarter of 2005 are reflected in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005.
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Subsequent to this evaluation, we identified a material weakness related to internal control over financial reporting associated with our third-party actuarial computation of annual net periodic pension expense which resulted from the identification of errors in certain Transco participant data involving annuity contract information. Our Senior Vice President and Vice President and Treasurer have concluded that as a result of the material weakness, our disclosure controls and procedures were not effective at a reasonable assurance level, as of March 31, 2005.
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

     This section of Item 4, Controls and Procedures, should be read in conjunction with Item 9A, Controls and Procedures, included in our Form 10-K/A for the year ended December 31, 2004.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Accounting for Net Periodic Pension Expense
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
Changes in Internal Control over Financial Reporting
     The changes discussed above were made in the second quarter 2005. There have been no changes in our internal control over financial reporting during the first quarter 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS .
See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein .
ITEM 6. EXHIBITS
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
(31) Section 302 Certifications

—	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

—	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certification
—	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)

Dated: August 15, 2005	By /s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)