Form 10-Q
period 2005-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2005-11-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of October 31, 2005 was 100.
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
     For a discussion of additional information on the restatement, along with restated financial statements for the three and nine months ending September 30, 2004, see “Part I. Financial Information: Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements - 2. Restatement.”

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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Operating Revenues:
Natural gas sales	$50,650	$83,698	$211,814	$302,843
Natural gas transportation	188,159	187,276	572,158	586,630
Natural gas storage	30,508	30,527	91,643	92,376
Other	1,574	1,923	8,023	7,471

Total operating revenues	270,891	303,424	883,638	989,320

Operating Costs and Expenses:
Cost of natural gas sales	50,669	83,698	211,787	301,294
Cost of natural gas transportation	(13,504)	744	(8,513)	13,456
Operation and maintenance	49,936	46,840	145,948	140,995
Administrative and general	30,733	30,637	78,892	89,512
Depreciation and amortization	49,034	47,815	147,041	148,460
Taxes — other than income taxes	11,337	10,013	34,917	33,780
Other, net	420	190	1,044	359

Total operating costs and expenses	178,625	219,937	611,116	727,856

Operating Income	92,266	83,487	272,522	261,464

Other (Income) and Other Deductions:
Interest expense	19,782	22,302	59,574	66,632
Interest income — affiliates	(2,306)	(3,253)	(7,462)	(7,693)
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,059)	(2,525)	(6,994)	(5,870)
Equity in earnings of unconsolidated affiliates	(1,916)	(1,787)	(5,366)	(5,306)
Miscellaneous other (income) deductions, net	(1,946)	(1,999)	(4,617)	(3,773)

Total other (income) and other deductions	10,555	12,738	35,135	43,990

Income before Income Taxes	81,711	70,749	237,387	217,474

Provision for Income Taxes	31,273	26,743	89,967	82,893

Net Income	$50,438	$44,006	$147,420	$134,581

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)
ASSETS
Current Assets:

Cash	$521	$176
Receivables:
Affiliates	6,324	1,947
Advances to affiliates	85,131	302,765
Others, less allowance of $511 ($778 in 2004)	100,787	113,333
Transportation and exchange gas receivables	7,485	5,810
Inventories	133,179	105,379
Deferred income taxes	16,805	17,592
Other	19,299	13,543

Total current assets	369,531	560,545

Investments, at cost plus equity in undistributed earnings	43,711	43,592

Property, Plant and Equipment:
Natural gas transmission plant	6,019,141	5,866,977
Less-Accumulated depreciation and amortization	1,722,602	1,594,231

Total property, plant and equipment, net	4,296,539	4,272,746

Other Assets	227,170	249,291

Total assets	$4,936,951	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Payables:
Affiliates	$41,151	$43,063
Other	35,674	63,203
Transportation and exchange gas payables	30,583	21,559
Accrued liabilities	107,792	151,285
Reserve for rate refunds	4,917	8,919
Current maturities of long-term debt	—	199,991

Total current liabilities	220,117	488,020

Long-Term Debt	1,000,423	999,858

Other Long-Term Liabilities:
Deferred income taxes	979,189	965,107
Other	154,657	158,453

Total other long-term liabilities	1,133,846	1,123,560

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	930,646	863,226
Accumulated other comprehensive loss	(511)	(920)

Total common stockholder’s equity	2,582,565	2,514,736

Total liabilities and stockholder’s equity	$4,936,951	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$147,420	$134,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	147,264	150,018
Deferred income taxes	17,895	43,547
Allowance for equity funds used during construction (Equity AFUDC)	(4,825)	(4,170)
Changes in operating assets and liabilities:
Receivables	8,169	43,684
Transportation and exchange gas receivables	(1,675)	3,455
Inventories	(27,800)	1,536
Payables	(15,667)	(47,244)
Transportation and exchange gas payables	9,024	5,005
Accrued liabilities	(46,756)	(11,191)
Reserve for rate refunds	(4,002)	(1,941)
Other, net	12,720	12,455

Net cash provided by operating activities	241,767	329,735

Cash flows from financing activities:
Retirement of long-term debt	(200,000)	—
Debt issue costs	(255)	—
Change in cash overdrafts	(8,378)	(13,195)
Common stock dividends paid	(80,000)	(75,000)

Net cash used in financing activities	(288,633)	(88,195)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(169,020)	(100,035)
Changes in accounts payable	(5,396)	(9,514)
Advances to affiliates, net	217,634	(133,477)
Other, net	3,993	1,307

Net cash provided by (used in) investing activities	47,211	(241,719)

Net increase (decrease) in cash	345	(179)
Cash at beginning of period	176	300

Cash at end of period	$521	$121

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2005, and results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K/A, 2005 First Quarter Report on Form 10-Q/A and 2005 Second Quarter Report on Form 10-Q.
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
     Our Board of Directors declared cash dividends on common stock in the amounts of $20 million on March 31, 2005, $25 million on June 30, 2005 and $35 million on September 30, 2005.
     Comprehensive income for the three and nine months ended September 30, 2005 and 2004 respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$50,438	$44,006	$147,420	$134,581
Equity interest in unrealized gain/(loss) on interest rate hedge	240	(287)	409	69

Total comprehensive income	$50,678	$43,719	$147,829	$134,650

Recent Accounting Developments
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will be applied prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Statement amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of certain costs and the allocation of overhead costs. We are assessing the impact of this Statement on our Consolidated Financial Statements and believe the effect will not be material.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be applied prospectively. The Statement amends Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged but includes certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will apply SFAS No. 153 as required.
     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Interpretation is no later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our Consolidated Financial Statements and believe the effect will not be material.
     In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment.” The Statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the compliance dates for revised SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of January 1, 2006.
     The revised Statement allows either a modified prospective application or a modified retrospective application for adoption. We will use a modified prospective application for adoption and thus will apply the statement to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Also, for unvested stock awards outstanding as of January 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered will be recognized as the requisite service is rendered after January 1, 2006. Compensation costs for these awards will be based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” Additionally, a modified retrospective application requires restating periods prior to January 1, 2006, on a basis consistent with the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Since we plan to use a modified prospective application, we will not restate prior periods.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which is effective for reporting a change in accounting principle for fiscal years beginning after December 15, 2005. The Statement changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, except for explicit transition provisions provided for in new accounting pronouncements or existing accounting pronouncements, including those in the transition phase when SFAS No. 154 becomes effective. We will apply SFAS No. 154 as required.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost.” The order requires companies to expense certain assessment costs effective January 1, 2006, that we have historically capitalized. We anticipate expensing approximately $20 million to $25 million in 2006 that previously would have been capitalized. In September 2005, the FERC denied the Interstate Natural Gas Association of America’s filing for rehearing of this order.

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
     In the second quarter 2005, our third-party actuary determined that certain annuity contract benefit information had been excluded from Transco’s pension plan participant data utilized to calculate the related pension benefit obligation for the years 2004 and 2003. As a result, Transco’s pension expense was overstated in 2004 and 2003. The effect of the restatement for the pension adjustment is a net reduction in administrative and general expense of $7.0 million in 2004 ($5.3 million for the nine months ended September 30, 2004) and $8.2 million in 2003.
     During the second quarter of 2005, we reduced certain gas purchases and imbalances payables by $5.8 million related to final account reconciliations upon the termination of our FS agreements effective April 1, 2005. Prior periods were restated to reflect the adjustments that resulted from the account reconciliations in the proper periods resulting in the following impact to cost of natural gas transportation: a decrease of $1.2 million in the first quarter 2005 and an increase of $0.2 million for the nine months ended September 30, 2004.
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
     In the second quarter of 2004, we made an adjustment to increase operation and maintenance expense in the amount of $1.3 million to correct an error related to right-of-way clearing costs that were previously capitalized. Prior periods were restated to reflect these amounts in the proper period resulting in a decrease in operation and maintenance costs of $1.3 million for the nine months ended September 30, 2004.
     In the fourth quarter of 2004 we recorded an adjustment to decrease operation and maintenance expense in the amount of $2.2 million for fuel tracker expense which was applicable to the first quarter of

2004 cost of natural gas transportation. The correction of this error was reversed and the first quarter of 2004 was restated resulting in a decrease of $2.2 million in cost of natural gas transportation for the nine months ended September 30, 2004.
     Adjustments for the related income tax effects of the adjustments above were also recorded in the respective restated periods. Other immaterial adjustments were made to prior periods related to various other accounts resulting in a net income increase of $1.0 million for the nine months ended September 30, 2004.
     The cumulative impact of these adjustments to our Consolidated Statements of Income for the three and nine months ended September 30, 2004 was an increase in operating income of $3.1 million and $6.1 million, respectively, and an increase in net income of $1.9 million and $3.8 million, respectively.
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
     The following schedules reconcile the amounts as originally reported in our Consolidated Statements of Income for the three and nine months ended September 30, 2004 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and our Consolidated Balance Sheet as of December 31, 2004.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30, 2004
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$83,698	$—	$83,698
Natural gas transportation	187,276	—	187,276
Natural gas storage	30,527	—	30,527
Other	1,923	—	1,923

Total operating revenues	303,424	—	303,424

Operating Costs and Expenses:
Cost of natural gas sales	83,698	—	83,698
Cost of natural gas transportation	2,090	(1,346)	744
Operation and maintenance	46,840	—	46,840
Administrative and general	32,362	(1,725)	30,637
Depreciation and amortization	47,815	—	47,815
Taxes — other than income taxes	10,013	—	10,013
Other (income) expense, net	190	—	190

Total operating costs and expenses	223,008	(3,071)	219,937

Operating Income	80,416	3,071	83,487

Other (Income) and Other Deductions:
Interest expense	22,302	—	22,302
Interest income — affiliates	(3,253)	—	(3,253)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,525)	—	(2,525)
Equity in earnings of unconsolidated affiliates	(1,787)	—	(1,787)
Miscellaneous other (income) deductions, net	(1,999)	—	(1,999)

Total other (income) and other deductions	12,738	—	12,738

Income before Income Taxes	67,678	3,071	70,749

Provision for Income Taxes	25,582	1,161	26,743

Net Income	$42,096	$1,910	$44,006

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2004
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$302,843	$—	$302,843
Natural gas transportation	586,630	—	586,630
Natural gas storage	92,376	—	92,376
Other	7,471	—	7,471

Total operating revenues	989,320	—	989,320

Operating Costs and Expenses:
Cost of natural gas sales	301,294	—	301,294
Cost of natural gas transportation	15,999	(2,543)	13,456
Operation and maintenance	142,295	(1,300)	140,995
Administrative and general	94,806	(5,294)	89,512
Depreciation and amortization	144,436	4,024	148,460
Taxes — other than income taxes	34,786	(1,006)	33,780
Other (income) expense, net	359	—	359

Total operating costs and expenses	733,975	(6,119)	727,856

Operating Income	255,345	6,119	261,464

Other (Income) and Other Deductions:
Interest expense	66,632	—	66,632
Interest income — affiliates	(7,693)	—	(7,693)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,870)	—	(5,870)
Equity in earnings of unconsolidated affiliates	(5,306)	—	(5,306)
Miscellaneous other (income) deductions, net	(3,773)	—	(3,773)

Total other (income) and other deductions	43,990	—	43,990

Income before Income Taxes	211,355	6,119	217,474

Provision for Income Taxes	80,579	2,314	82,893

Net Income	$130,776	$3,805	$134,581

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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited

	As of December 31, 2004
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$43,063	$—	$43,063
Other	66,195	(2,992)	63,203
Transportation and exchange gas payables	23,131	(1,572)	21,559
Accrued liabilities	164,528	(13,243)	151,285
Reserve for rate refunds	8,919	—	8,919
Current maturities of long-term debt	199,991	—	199,991

Total current liabilities	505,827	(17,807)	488,020

Long-Term Debt	999,858	—	999,858

Other Long-Term Liabilities:
Deferred income taxes	962,987	2,120	965,107
Other	154,714	3,739	158,453

Total other long-term liabilities	1,117,701	5,859	1,123,560

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	—	1,652,430
Retained earnings	848,981	14,245	863,226
Accumulated other comprehensive loss	(920)	—	(920)

Total common stockholder’s equity	2,500,491	14,245	2,514,736

Total liabilities and stockholder’s equity	$5,123,877	$2,297	$5,126,174

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2004
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$130,776	$3,805	$134,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	145,974	4,044	150,018
Deferred income taxes	41,233	2,314	43,547
Allowance for equity funds used during construction (Equity AFUDC)	(4,170)	—	(4,170)
Changes in operating assets and liabilities:
Receivables	43,684	—	43,684
Transportation and exchange gas receivables	3,455	—	3,455
Inventories	1,536	—	1,536
Payables	(47,240)	(4)	(47,244)
Transportation and exchange gas payables	1,439	3,566	5,005
Accrued liabilities	(5,084)	(6,107)	(11,191)
Reserve for rate refunds	(1,941)	—	(1,941)
Other, net	19,483	(7,028)	12,455

Net cash provided by operating activities	329,145	590	329,735

Cash flows from financing activities:
Retirement of long-term debt	—	—	—
Debt issue costs	—	—	—
Change in cash overdrafts	(13,195)	—	(13,195)
Common stock dividends paid	(75,000)	—	(75,000)

Net cash used in financing activities	(88,195)	—	(88,195)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(99,445)	(590)	(100,035)
Changes in accounts payable	(9,514)	—	(9,514)
Advances to affiliates, net	(133,477)	—	(133,477)
Other, net	1,307	—	1,307

Net cash used in investing activities	(241,129)	(590)	(241,719)

Net decrease in cash	(179)	—	(179)
Cash at beginning of period	300	—	300

Cash at end of period	$121	$—	$121

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
     On March 26, 2004, the FERC issued an order that affirmed, in part, and reversed, in part, the ALJ’s initial decision on the issues not resolved by the Settlement. On the issues discussed above, the FERC affirmed the ALJ’s determination that our existing treatment of the arrangement with our former affiliate relating to right of way is just and reasonable and our proposal to roll-in the costs of the Cherokee, Pocono and SunBelt projects is unjust and unreasonable, but reversed the ALJ’s rejection of our proposal to recover the costs of the Mobile Bay expansion project on a rolled-in basis and found that we had shown that our proposed rolled-in rates are just and reasonable. The FERC also affirmed the ALJ’s determination that we must separate our Emergency Eminence Withdrawal service from our Rate Schedule FT service and offer the Emergency Eminence Withdrawal service under a separate rate schedule, thereby permitting shippers to decide whether to take that service. Currently, the cost of the Emergency Eminence Withdrawal service is included as part of our Rate Schedule FT service for those shippers that can access the Eminence Storage Field. Under the FERC’s decision, we would be at risk for those costs to the extent that shippers did not elect to subscribe to all of the separately offered service. On April 26, 2004, several parties, including Transco, filed requests for rehearing of the FERC’s March 26, 2004 order.
     On August 5, 2005, the FERC issued an order addressing the requests for rehearing of the March 26, 2004 order. The FERC generally denied rehearing of the March 26, 2004 order, but granted rehearing on a limited number of issues. On the issues described above, the FERC affirmed its determination that we must separate our Emergency Eminence Withdrawal service from our Rate Schedule FT service, but granted rehearing to require that each Rate Schedule FT shipper that currently has access to the Emergency Eminence Withdrawal service must subscribe to its proportionate share of the unbundled Emergency Eminence Withdrawal service until its Rate Schedule FT contract terminates. The FERC also affirmed its determinations that our existing treatment of the arrangement with our former affiliate relating to right of way is just and reasonable, our proposal to roll-in the costs of the Cherokee, Pocono and SunBelt projects is unjust and unreasonable, and our proposal to recover the costs of the Mobile Bay expansion project on a rolled-in basis is just and reasonable. The August 5, 2005 order did grant rehearing on certain of the cost allocation, rate design and tariff issues, finding, among other things, that we must adopt a “paper” pooling method for our Rate Zone 4, and that we must allocate storage costs to incremental transportation services and to the transportation component of our bundled storage services and include additional storage services in the allocation of storage costs to our transportation services. Pursuant to the Settlement, the changes to our existing practices required by or affirmed in the August 5, 2005 order would be implemented on a prospective basis. On September 6, 2005, several parties, including Transco, filed requests for rehearing of the FERC’s August 5, 2005 order. In addition, several parties, including Transco, filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) petitions for review of the FERC’s orders.
     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at September 30, 2005, was approximately $312 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including Transco, filed in the D.C. Circuit Court petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.
     While the proceedings related to the 1996 application were pending, we filed with the FERC the applications described below seeking authorization to abandon portions of the facilities included in the 1996 application.
     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In 2000, we filed an application with the FERC seeking authorization to abandon certain of our offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. The FERC approved the abandonment and the non-jurisdictional treatment of all of these facilities. Effective December 2001, we transferred to Gas Processing the North Padre Island facilities through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. Parties filed petitions for review of the FERC’s orders to the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued in June, 2003. In 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and us alleging concerted actions by these affiliates frustrated the FERC’s regulation of us. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. In 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined a gathering rate for service on these facilities, which is to be collected by us. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and in May 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS filed petitions for review of the FERC’s orders with the D.C. Circuit Court and on July 13, 2004, the court granted the petitions, vacating the FERC’s orders and remanding the case to the FERC for further proceedings not inconsistent with the court’s opinion. On February 15, 2005, the FERC issued an order in response to the D.C. Circuit Court remand. In that order, the FERC determined that, based on the record and the court’s decision, there is not a sufficient basis to reassert NGA jurisdiction or to assert Outer Continental Shelf Lands Act jurisdiction over the gathering rates and service on the North Padre Island facilities. Accordingly, the FERC reversed its initial decision, dismissed the complaint filed by Shell, and directed us to remove the North Padre Island gathering rate and rate schedule from our tariff. On March 7, 2005, Shell filed a request for rehearing of the FERC’s February 15, 2005 order. On September 15, 2005, the FERC issued an order denying Shell’s request for rehearing and terminated this Docket No. RP02-99 proceeding, but concurrently with that order instituted a notice of inquiry in Docket No. PL05-10-000 to evaluate possible changes to its test for reassertion of NGA jurisdiction over gathering facilities. If the FERC adopts a different test, the FERC stated that its action in denying Shell’s request for rehearing is without prejudice to Shell’s ability to present evidence that would satisfy that new test. On October 17, 2005, Shell filed a request for rehearing of the FERC’s September 15, 2005 order.
     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. In that order, the FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. After we filed our initial brief, the FERC filed a motion for a voluntary remand of the record to permit the FERC to further consider the issues raised and to hold the proceedings in abeyance pending issuance of FERC orders on the matter. On February 11, 2005, the D.C. Circuit Court granted FERC’s motion and remanded the record of this proceeding to the FERC. On June 16, 2005, the FERC issued an order on remand, which, among other things, modifies the remedy adopted in its earlier orders to require Transco to reimburse the customer for any additional costs that it incurs following the transfer of the facilities and seeks to provide further support for its rulings in this proceeding. On July 18, 2005, we filed a request for rehearing of the June 16, 2005 order. While we have not yet transferred any of the facilities authorized for spin down to our affiliate, we continue to evaluate the option of doing so. At September 30, 2005, the net book value of these facilities was $62 million including the Williams purchase price allocation pushed down to Transco.
     North High Island/West Cameron Systems and Central Louisiana System Spin-down Proceedings (Docket Nos. CP01-103 and CP01-104, and CP01-368 and CP01-369) In 2001 the FERC issued orders authorizing us to spin down only a portion of these systems to Gas Processing. All legal challenges of these FERC orders have been exhausted and while we have not yet transferred any of the facilities authorized for spin down to our affiliate, we continue to evaluate the option of doing so. On May 6, 2004, the FERC issued an order relating to the Central Louisiana system spin-down proceeding in which the FERC required Transco and Gas Processing to show cause, due to developments in another proceeding, why certain of the Central Louisiana facilities previously found to be gathering should not be classified as jurisdictional transmission facilities. We filed our response to the show cause order on July 6, 2004, arguing that the FERC should not alter its conclusion that the facilities serve a gathering function. On April 19, 2005, the FERC issued an order reversing its earlier finding and found that the facilities in question are jurisdictional transmission facilities. Transco and Gas Processing filed a request for rehearing of the FERC’s April 19, 2005 order, and on June 28, 2005, the FERC denied that request. On August 26, 2005, Transco and Gas Processing filed a joint petition for review of the FERC’s orders with the D.C. Circuit Court.
     The net book value, at the application dates in 2001, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco.
     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, but on March 24, 2005, the FERC denied our application for authorization to effectuate the sale. The net book value of the South Texas pipeline facilities as of September 30, 2005 was approximately $28 million, including the Williams purchase price allocation pushed down to Transco.
     1999 Fuel Tracker (Docket No. TM99-6-29) On March 1, 1999, we made our annual filing pursuant to our FERC Gas Tariff to recalculate the fuel retention percentages applicable to our transportation and storage rate schedules, to be effective April 1, 1999. Included in the filing were two adjustments that increased the estimated gas required for operations in prior periods by approximately 8 billion cubic feet. Certain parties objected to the inclusion of those adjustments and the FERC accepted the filing to be effective April 1, 1999, subject to refund and to further FERC action. In subsequent orders, the FERC initially disallowed most of the adjustments, but later reconsidered that decision and allowed us to make the adjustments, with the requirement that we collect the adjustments over a seven-year period. Although several of our customers filed for rehearing of the FERC’s decision to allow us to recover the adjustments, the FERC denied the request for rehearing, and an appeal of the FERC’s decision was filed but later dismissed. In the second quarter of 2001, we recorded a $15 million reduction in the cost of natural gas transportation and reduced the related interest expense by $3 million to reflect the regulatory approval to recover the cost of gas required for operations in prior periods.
     The FERC then issued orders in which it addressed our proposed method for recovering the permitted adjustments. The FERC determined that rather than collecting the revenue (including interest) represented by the adjustments, we should collect only the actual volumes comprising the adjustments. In the third quarter of 2002, as a result of the FERC’s determination, we recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Certain customers filed requests for rehearing of the FERC’s decision, the FERC denied those requests and several parties filed a joint petition for review in the D.C. Circuit Court of the FERC’s order. In accordance with the FERC’s order, on January 21, 2004 we distributed refunds and assessed surcharges to our customers for the period April 1, 1999 through March 31, 2003. On March 10, 2004, we assessed further surcharges to our customers covering the period April 1, 2003 through January 31, 2004. We implemented the revised fuel retention factors resulting from application of the FERC’s order on a prospective basis beginning February 1, 2004. Following the filing of the petitioners’ initial brief in their appeal of the FERC’s orders, the FERC filed a motion with the D.C. Circuit Court requesting that the court remand the record of the proceeding to the FERC to permit the FERC to further consider the issues raised by the petitioners and to hold the appeal in abeyance pending issuance of any further FERC order on this matter. On November 29, 2004, the D.C. Circuit Court issued an order granting the FERC’s motion. Pursuant to a settlement agreement between Transco and petitioners, on April 5, 2005, the petitioners filed a motion with the FERC stating that they had determined that they no longer wished to contest the FERC’s orders that were under review in the appeal, and requested that the

FERC issue an order terminating the remand proceeding. On June 1, 2005, the FERC issued an order terminating the remand proceeding which became final on July 1, 2005. On July 6, 2005, the petitioners filed a motion with the D.C. Circuit Court to dismiss their appeal with prejudice. On August 8, 2005, the D.C. Circuit Court granted the petitioners’ motion to dismiss their petition for review of the FERC’s orders. Consequently, we reversed in the third quarter a related liability which resulted in an increase to pre-tax income of approximately $14.2 million, of which $5.2 million arose as a result of fuel volumes recovered in 2005.
     Other Williams, including Transco, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC inquiries related to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. On June 15, 2005, the FERC approved a settlement between Williams and the FERC staff resolving that investigation, pursuant to which Transco paid a $3.6 million civil penalty and refunded $4 million to its firm storage customers. The financial effect of the settlement was borne by an affiliate.
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
     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. Freeport-McMoRan, Inc. filed a lawsuit against us in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through September 30, 2005, of approximately $10 million. The case was tried in 2003 and resulted in a judgment favorable to us, which Freeport-McMoRan is appealing. On October 14, 2005, the Louisiana Court of Appeals affirmed the judgment of the trial court denying Freeport-McMoRan’s indemnification claims; however, such ruling could be subject to final appellate review.
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-

District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against certain of the Williams defendants, including Transco. The District Court is in the process of considering whether to affirm or reject the special master’s recommendations and has scheduled oral argument for December 9, 2005.
Environmental Matters
     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next three years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $21 million to $25 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2005, Transco had a balance of approximately $21 million for these estimated costs recorded in current liabilities ($4 million) and other long-term liabilities ($17 million) in the accompanying Condensed Consolidated Balance Sheet.
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
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Office of Pipeline Safety final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $310 million and $350 million over the remaining assessment period of 2005 through 2012, a portion of which will be expensed beginning January 1, 2006 (see Note 1). Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
     Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $119 million at September 30, 2005.
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams $1.275 billion secured revolving credit facility, letters of credit totaling $713 million, none of which are associated with us, have been issued and no revolving credit loans were outstanding at September 30, 2005. During May 2005, we, together with Williams and Northwest Pipeline Corporation, an affiliate, amended and restated the agreement resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided Williams’ guarantee for the obligations of Williams Partners L.P. under this agreement;

•	released certain Williams’ midstream assets held as collateral and replaced them with our common stock; and

•	reduced commitment fees and margins.
Retirements
     In January 2005, we retired $200 million of 6 1/8% Notes. The notes, which were issued in January 1998, were retired at the scheduled maturity date with no gain or loss recorded.

5. STOCK-BASED COMPENSATION
     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income for the three and nine months ended September 30, 2005 and 2004 if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,“Accounting for Stock-Based Compensation” (in thousands). We currently calculate fair value using the Black-Scholes pricing model.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$50,438	$44,006	$147,420	$134,581
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	201	111	747	295
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(493)	(1,090)	(1,579)	(2,440)

Pro forma net income	$50,146	$43,027	$146,588	$132,436

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.
ITEM 2. Management’s Narrative Analysis of the Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2004 Annual Report on Form 10-K/A and in our 2005 First Quarter Report on Form 10-Q/A, our Second Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.
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
     Management believes the impact of all of these adjustments is not material to any previously issued financial statements. However, management determined that the cumulative adjustment required to correct the pension expense adjustment was too significant to the Condensed Consolidated Statement of Income for the second quarter of 2005 and the forecast for 2005. We have included restated condensed statements of income and cash flows for the three and nine months ending September 30, 2004 and restated a condensed consolidated balance sheet as of December 31, 2004. See “Item 1. Financial Statements” in this Form 10-Q.
     This Management’s Narrative Analysis of the Results of Operations has been modified and updated to reflect the effects of these restatements.
     For a discussion of additional information on the restatement, see “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — 2. Restatement.”
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the nine months ended September 30, 2005 was $272.5 million compared to operating income of $261.5 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $147.4 million compared to $134.6 million for the nine months ended September 30, 2004. The higher operating income of $11.0 million was due to reductions in operating costs and expenses exceeding the reductions in operating revenues as discussed below. The increase in net income of $12.8 million was mostly attributable to the increased operating income and lower net other deductions as discussed below in Other Income and Other Deductions.
Transportation Revenues
     Our operating revenues related to transportation services for the nine months ended September 30, 2005 were $572.2 million, compared to $586.6 million for the nine months ended September 30, 2004. The lower transportation revenues of $14.4 million were primarily due to a decrease of $10.8 million of reimbursable costs that are included in operating expenses and recovered in our rates and a $2.5 million decrease in commodity revenues which is mostly due to lower interruptible transportation.
     As shown in the table below, our total market-area deliveries for the nine months ended September 30, 2005 increased 14.7 trillion British Thermal Units (TBtu) (1.2%) when compared to the same period in 2004. The higher deliveries are primarily the result of increased reliance on market-area interconnects resulting from hurricanes in 2005 that affected the Gulf of Mexico producing region. Our production-area deliveries for the nine months ended September 30, 2005 decreased 33.3 TBtu (13.5%) when compared to the same period in 2004. This is primarily due to decreased requests for deliveries to production-area interconnects and the effect of the hurricanes.

	Nine Months
	Ended September 30,
Transco System Deliveries (TBtu)	2005	2004
Market-area deliveries:
Long-haul transportation	577.2	582.0
Market-area transportation	628.7	609.2

Total market-area deliveries	1,205.9	1,191.2
Production-area transportation	213.3	246.6

Total system deliveries	1,419.2	1,437.8

Average Daily Transportation Volumes (Tbtu)	5.2	5.2
Average Daily Firm Reserved Capacity (Tbtu)	6.6	6.6

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
Sales Revenues
     We make jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales previously having been made through a Firm Sales (FS) program which gave customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC which resolved a prior investigation, we terminated our remaining FS agreements effective April 1, 2005. We continue to have the ability to make other jurisdictional merchant gas sales under our blanket sales certificate.
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
     Operating revenues related to our sales services were $211.8 million for the nine months ended September 30, 2005, compared to $302.8 million for the same period in 2004. The decrease was primarily due to a lower volume of merchant sales because of the termination of the FS agreements, partially offset by higher cash out sales volumes related to the monthly settlement of imbalances.

	Nine Months
	Ended September 30,
Gas Sales Volumes (Tbtu)	2005	2004
Long-term sales	7.8	25.0
Short-term sales	5.8	10.6

Total gas sales	13.6	35.6

Storage Revenues
     Our operating revenues related to storage services of $91.6 million for the nine months ended September 30, 2005 were comparable to revenues of $92.4 million for the same period in 2004.

Other Revenues
     Our other operating revenues of $8.0 million for the nine months ended September 30, 2005 were comparable to the revenues of $7.5 million for the same period in 2004.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $211.8 million for the nine months ended September 30, 2005 and $301.3 million for the comparable period in 2004, our operating expenses for the nine months ended September 30, 2005, were approximately $27.2 million lower than the comparable period in 2004. This decrease was primarily attributable to lower cost of natural gas transportation and lower administrative and general expenses, partially offset by increased operation and maintenance expense. The lower cost of natural gas transportation of $22.0 million is primarily due to a $14.2 million decrease associated with the resolution of our 1999 Fuel Tracker filing (Docket No. TM99-6-29). See “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — 3. Contingent Liabilities and Commitments.” Additionally, there was a $4.9 million decrease in 2005 of reimbursable costs that are recovered in our rates and a decrease in fuel expense of $2.5 million due to the benefit of pricing differentials in 2005 related to volumes of gas used in operations. Of the $10.6 million reduction in administrative and general expense, $4.3 million was related to lower reimbursable costs associated with Gas Research Institute (GRI) charges. The FERC no longer requires transmission companies to pay the GRI fees. The remaining decrease in administrative and general expense was primarily due to lower employee related expenses. The increase in operation and maintenance expense of $5.0 million was mostly due to increased contract services costs of $2.9 million and material and supplies expenses of $2.0 million.
Other Income and Other Deductions
     Other income and other deductions for the nine months ended September 30, 2005 resulted in lower net expenses of $8.9 million compared to the same period in 2004. This was primarily due to a $7.1 million decrease in interest expense resulting from the retirement of $200 million of 6 1/8% notes in January 2005, partially offset by the interest on the $75 million of Floating Rate Senior Notes issued in December 2004.
Capital Expenditures
     Our capital expenditures for the nine months ended September 30, 2005 were $174.4 million, compared to $109.5 million for the nine months ended September 30, 2004. We currently estimate that capital expenditures for the year 2005 will be approximately $275 million to $300 million compared to the projection of approximately $235 million to $260 million included in our 2004 Annual Report on Form 10-K/A.

	Nine Months
	Ended September 30,
Capital Expenditures	2005	2004
		(Restated)
	(In Millions)
Market-area projects	$16.9	$11.3
Supply-area projects	8.1	6.1
Maintenance of existing facilities and other projects	149.4	92.1

Total capital expenditures	$174.4	$109.5

     Our capital expenditures estimate for 2005 and future capital projects are discussed in our 2004 Annual Report on Form 10-K/A, 2005 First Quarter Report on Form 10-Q/A and 2005 Second Quarter Report on Form 10-Q. The following describes those projects and any new capital projects proposed by us.
     Central New Jersey Expansion Project The Central New Jersey Expansion Project, an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to locations along our Trenton-Woodbury Line, was placed into service on November 1, 2005. The project adds 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities included approximately 3.5 miles of pipeline loop. The estimated capital cost of the project increased from $13 million to approximately $16 million due primarily to an increase in the cost of materials and construction.
     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dt/d of firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include pipeline looping in Pennsylvania and looping and a natural gas compressor facility in New Jersey. The estimated capital cost of the project has increased from $103 million to $117 million due primarily to an increase in the cost of land acquisition and materials. We expect that nearly three-quarters of the project expenditures will occur in 2007. The FERC has granted our request to initiate a pre-application environmental review, soliciting early input from citizens, governmental entities, and other interested parties to identify and address potential siting issues. We expect to file a formal application with the FERC in November 2005. The target in-service date for the project is November 1, 2007.
     Potomac Expansion Project We held an “open season” from July 19 through August 17, 2005 to receive requests from potential customers for new firm transportation capacity to be made available on the Transco pipeline system from receipt points in North Carolina to delivery points in the greater Washington, D. C. metropolitan area under our proposed Potomac Expansion Project. As a result of the open season, the expansion has been designed to create 165,000 dt/d of firm transportation capacity, which has been fully subscribed by shippers under long-term firm arrangements. The estimated capital cost of the project is approximately $70 million. We plan to file an application for FERC approval of the project during the third quarter of 2006. The target in-service date for the project is November 1, 2007.
     Sentinel Expansion Project On October 31, 2005, we announced an open season to receive requests for new firm transportation capacity to be made available on the Transco pipeline system under our proposed Sentinel Expansion Project. We anticipate that the project will provide between 200,000 dt/d and 300,000 dt/d of incremental firm transportation capacity from the Leidy Hub in Clinton County, Pennsylvania and the Pleasant Valley Interconnection with Cove Point LNG, LP in Fairfax County, Virginia to delivery points requested by the shippers. The final project size, location of facilities and capital cost will depend on the level of firm market commitment received. The proposed in-service date for the project is November 1, 2008.

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
     There has been no material change that occurred during the third fiscal quarter in our Internal Controls over financial reporting.

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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)

Dated: November 4, 2005	By /s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)