Form 10-K
period 2005-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2006-03-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2006 was 100.
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
GENERAL
     Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). For 2005 Williams is a reporting entity under the Sarbanes-Oxley Act of 2002. Transco is not an accelerated filer and therefore not required in 2005 to report under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     As of December 31, 2005, we had 1,178 full time employees.
     At December 31, 2005, our system had a mainline delivery capacity of approximately 4.7 MMdt1 of gas per day from production areas to our primary markets. Using our Leidy Line and market-area storage and transportation capacity, we can deliver an additional 3.5 MMdt of gas per day for a system-wide delivery capacity total of approximately 8.2 MMdt of gas per day. The system is comprised of approximately 10,500 miles of mainline and branch transmission pipelines, 44 compressor stations, five underground storage fields and two liquefied natural gas (LNG) storage facilities. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.
     We have natural gas storage capacity in five underground storage fields located on or near our pipeline system and/or market areas and we operate three of these storage fields. We also have storage capacity in a LNG storage facility that we operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 216 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC, a LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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
     Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2005 were Public Service Enterprise Group and Piedmont Natural Gas Company, which accounted for approximately 9.5% and 8.2%, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
     Our total system deliveries for the years 2005, 2004 and 2003 are shown below.

Transco System Deliveries (TBtu)	2005	2004	2003
Market-area deliveries
Long-haul transportation	754.9	781.6	771.1
Market-area transportation	852.5	817.1	802.1

Total market-area deliveries	1,607.4	1,598.7	1,573.2
Production-area transportation	278.4	317.7	296.7

Total system deliveries	1,885.8	1,916.4	1,869.9

Average Daily Transportation Volumes (TBtu)	5.2	5.2	5.1
Average Daily Firm Reserved Capacity (TBtu)	6.6	6.6	6.5

     Our total market-area deliveries for 2005 increased 8.7 TBtu (0.5%) when compared to 2004. The higher deliveries are primarily the result of increased reliance on market-area interconnects resulting from hurricanes in 2005 that affected the Gulf of Mexico producing region. Our production area deliveries decreased 39.3 TBtu (12.4%) when compared to 2004. This is primarily due to decreased requests for deliveries to production-area interconnects and the effect of the hurricanes.
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
PIPELINE PROJECTS
     Project in Service The Central New Jersey Expansion Project, an expansion of our existing natural gas transmission system in Zone 6 from the Station 210 pooling point to a new delivery point on our Trenton-Woodbury Line, was placed into service on November 1, 2005. The project adds 105,000 dekatherms per day (dt/d) of new firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities include approximately 3.8 miles of pipeline loop. The estimated capital cost of the project is approximately $16 million.
     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include pipeline looping in Pennsylvania and pipeline looping, uprating and replacement and a natural gas compressor facility in New Jersey. The estimated capital cost of the project is approximately $121 million. We expect that over three-quarters of the project expenditures will occur in 2007. We filed an application for FERC approval of the project in December 2005. The target in-service date for the project is November 1, 2007.
     Potomac Expansion Project We held an “open season” from July 19 through August 17, 2005 to receive requests from potential shippers for new firm transportation capacity to be made available on the Transco pipeline system from receipt points in North Carolina to delivery points in the greater Washington, D.C. metropolitan area under our proposed Potomac Expansion Project. As a result of the open season, the expansion is being designed to create 165,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by shippers under long-term firm arrangements. The estimated capital cost of the project is approximately $73 million. We filed a request for pre-filing review with the FERC on November 10, 2005. The FERC granted the request on November 17, 2005.We plan to file a certificate application for FERC approval of the project during the third quarter of 2006. The target in-service date for the project is November 1, 2007.

     Sentinel Expansion Project We held an open season from October 31, 2005 through December 2, 2005 to receive requests from potential shippers for new firm transportation capacity to be made available on the Transco pipeline system under our proposed Sentinel Expansion Project. During the open season we received requests for a total of 256,000 dt/d of incremental firm transportation capacity from the Leidy Hub in Clinton County, Pennsylvania and/or the Pleasant Valley Interconnection with Cove Point LNG, LP in Fairfax County, Virginia to various delivery points requested by the shippers. We are evaluating the facilities required to support such requested capacity. The final project size, location of facilities and capital cost will depend on the outcome of that evaluation and the level of firm market commitment confirmed with the requesting parties. The proposed in-service date for the project is November 1, 2008.
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
SALES SERVICE
     As discussed above, WPC manages our jurisdictional merchant gas sales. Most of these sales were previously made through a Firm Sales (FS) program which gave customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC which resolved a prior investigation, we terminated our remaining FS agreements effective April 1, 2005. Through an agency agreement, WPC is still authorized to make gas sales on our behalf in order to manage our remaining gas purchase obligations. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income and, therefore, the termination of the FS agreements in April 2005, has no impact on our operating income.

     Our gas sales volumes managed by WPC for the years 2005, 2004 and 2003 are shown below.

Gas Sales Volumes (TBtu)	2005	2004	2003
Long-term sales	7.8	30.3	41.7
Short-term sales	6.7	13.8	24.7

Total gas sales	14.5	44.1	66.4

TRANSACTIONS WITH AFFILIATES
     We engage in transactions with Williams and other Williams subsidiaries. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies, 3. Contingent Liabilities and Commitments and 8. Transactions with Major Customers and Affiliates.”
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
     At the state level, both local distribution company (LDC) unbundling and electric industry restructuring are affecting pipeline markets. Several states have implemented changes similar to the federal changes under Order 636. New York, New Jersey, Pennsylvania, Maryland, Delaware, Georgia and the District of Columbia have established regulations for LDC unbundling. Although pipeline operators are increasingly challenged to accommodate the flexibility demanded by customers and allowed under tariffs, the changes being implemented at the state level have not, thus far, required renegotiation of` LDC contracts. The state plans have in some cases discouraged LDCs from signing long-term contracts for new capacity.
Item 1A. Risk Factors.
FORWARD LOOKING STATEMENTS/RISK FACTORS AND CAUTIONARY
STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Certain matters contained in this report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations;

•	rate case filing;

•	power and gas prices and demand.

     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document.
     Some of these risks are described in the “Risk Factors” section of this report and one should keep in mind these risk factors when considering forward-looking statements. Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward looking statements. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Further, the information about our intentions contained or incorporated into this report represents our intention as of the date of this report and is based on, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions, or otherwise.
   RISK FACTORS
     You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.
Risks Inherent to our Industry and Business
Decreases in the volume of natural gas contracted or transported through our pipeline system for any of the reasons described below will adversely affect our business.
     Expiration of firm transportation agreements. A substantial portion of our operating revenues are generated through firm transportation agreements that expire periodically and must be renegotiated and extended or replaced. We cannot give any assurance as to whether any of these agreements will be extended or replaced or that the terms of any renegotiated agreements will be as favorable as the existing agreements. Upon the expiration of these agreements, should customers turn back or substantially reduce their commitments, we could experience a significant decline in our revenues.
     Decreases in natural gas production. The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional natural gas reserves might not be developed in commercial quantities and in sufficient amounts to fill the capacities of our gathering and transmission pipeline facilities. Additionally, in some cases, new liquefied natural gas (LNG) import facilities built near our markets could result in less demand for our gathering and transmission facilities.
     Decreases in demand of natural gas. Demand depends on the ability and willingness of shippers with access to our facilities to satisfy their demand by deliveries through our system. Any decrease in this demand could adversely after our business. Demand of natural gas is also dependent upon the impact of weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, or technological advances fuel economy and energy generation devices, all of which are matters beyond our control.
     Competitive pressures. Although most of our pipeline system’s current capacity is contracted under firm transportation service agreements the FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve. There can be no assurance that any such proposed project might not proceed and increase the competitive pressures upon us.
Our gathering and transporting activities involve numerous risks that might result in accidents and other operating risks and costs.
     Our operations are subject to all the risks and hazards typically associated with the transportation of natural gas. These operating risks include, but are not limited to:
•	blowouts, cratering and explosions;

•	uncontrollable flows of natural gas;

•	fires;

•	pollution and other environmental risks;

•	natural disasters;

•	terrorists attacks or threatened attacks on our facilities or those of other energy companies.
     In addition, there are inherent in our gas gathering and transporting properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. Certain segments of our pipelines run through such areas. In spite of our precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on our financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers.
Costs of environmental liabilities and complying with existing and future environmental regulations could exceed our current expectations.
     Our operations are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and wastes, in connection with spills, releases and emissions of various substances into the environment, and in connection with the operation, maintenance, abandonment and reclamation of our facilities.
     Compliance with environmental laws will require significant expenditures including for clean up costs and damages arising out of contaminated properties. The possible failure to comply with environmental laws and regulations might result in the imposition of fines and penalties. We are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses. Although we do not expect that the costs of complying with current environmental laws will have a material adverse effect on our financial condition or results of operations, no assurance can be given that the costs of complying with environmental laws in the future will not have such an effect.
     We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change. Our regulatory rate structure and our contracts with customers might not necessarily allow us to recover capital costs we incur to comply with the new environmental regulations. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our operations.
Risks Related to Strategy and Financing
Our debt agreements impose restrictions on us that may adversely affect our ability to operate our business.
     Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens, sell assets, make certain distributions and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

     Our failure to comply with the covenants in our debt agreements and other related transactional documents could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. Such a default or acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of such debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements.
Our lack of investment grade credit ratings increases our costs of doing business in many ways and increases our risks from market disruptions and further credit downgrades.
     Because we do not have an investment grade credit rating, our transactions require greater credit assurances to satisfy credit support requirements. In addition, we are more vulnerable to the impact of market disruptions or a further downgrade of our credit rating that might further increase our cost of borrowing or further impair our ability to access one or any of the capital markets. Such disruptions could include:
•	further economic downturns;

•	deteriorating capital market conditions generally;

•	declining market prices for electricity and natural gas;

•	the overall health of the energy industry, including the bankruptcy or insolvency of other energy companies.
Williams can exercise substantial control over our dividend policy and our business and operations and may do so in a manner that is adverse to our interests.
     We are an indirect wholly-owned subsidiary of Williams. Our board of directors, which is elected by WGP, which in turn is controlled by Williams, exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:
•	payment of dividends and repayment of advances;

•	decisions on financings and our capital raising activities;

•	mergers or other business combinations;

•	acquisition or disposition of assets.
     Our board of directors could decide to increase dividends or advances to our parent entities. This could adversely affect our liquidity. Moreover, various Williams credit facilities include covenants restricting the ability of Williams entities, including us, to make advances to Williams and its other subsidiaries, which could make the terms on which we may be able to secure additional future financing less favorable.

The financial condition and liquidity of Williams affects our access to capital, our credit standing and our financial condition.
     Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans and dividends paid to it by its subsidiaries, including WGP, our parent company under which Williams’ interstate natural gas pipelines and gas pipeline joint venture investments are grouped. Williams’ cash flows are typically utilized to service debt and pay dividends on the common stock of Williams, with the balance, if any, reinvested in its subsidiaries as contributions to capital.
     Our ratings and credit are impacted by Williams’ credit standing. If Williams were to experience deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected.
Despite Williams’ restructuring efforts, we may not attain investment grade ratings.
     Credit rating agencies perform independent analysis when assigning credit ratings. Given the significant changes in capital markets and the energy industry over the last few years, credit rating agencies continue to review the criteria for attaining investment grade ratings and make changes to those criteria from time to time. Our goal is to attain investment grade ratios. However, there is no guarantee that the credit rating agencies will assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.
We are exposed to the credit risk of our customers in the ordinary course of our business
     We are exposed to the credit risk of our customers in the ordinary course of our business. Generally our customers are rated investment grade or are required to make pre-payments or provide security to satisfy credit concerns. However, we cannot predict at this time to what extent our business would be impacted by deteriorating conditions in the energy sector, including declines in our customers’ creditworthiness.
Risks Related to Regulations that Affect our Industry
Our gas sales, transmission, and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on the profitability of these operations.
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
     Regulatory actions in these areas can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our business.
     The FERC’s Order No. 2004 contains standards of conduct for transmission providers when dealing with “energy affiliates” as defined by the rule. The standards of conduct are intended to prevent transmission providers from preferentially benefiting their energy affiliates by requiring the employees of a transmission provider to function independently from employees of energy affiliates and by restricting the information that transmission providers may provide to energy affiliates. The inefficiencies created by the restrictions on the sharing of employees and information may increase our costs, and the restrictions on the sharing of information may have an adverse impact on our senior management’s ability to effectively obtain important information about our business. Violators of the rules are subject to potentially substantial civil penalty assessments.
     Unlike other pipelines that own facilities in the offshore Gulf of Mexico, we charge our transportation customers a separate fee to access our offshore facilities. The separate charge that we assess, which we refer to as an “IT feeder” charge, is charged only when the facilities are used, and typically is paid by producers or marketers. This means that we recover the costs included in the “IT feeder” charge only if our facilities are used, and because it is typically paid by producers and marketers it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. Longer term, this rate design disparity could result in producers bypassing our offshore facilities in favor of alternative transportation facilities. We have asked the FERC to allow us to eliminate the IT feeder charge and charge for transportation on our offshore facilities in the same manner as the other pipelines. Our requests have been denied.
The outcome of pending rate cases to set the rates we can charge customers on our pipeline might result in rates that lower our return on the capital that we have invested in our pipeline.
     We anticipate that in the next twelve months we will file a rate case with the FERC to request changes to the rates we charge. The outcome of the rate case is uncertain. There is a risk that rates set by the FERC will lower our return on the capital we have invested in our assets. There is also the risk that higher rates will cause us to discount our services or result in our customers seeking alternative ways to transport their natural gas.
Legal and regulatory proceedings and investigations relating to the energy industry and capital markets have adversely affected our business and many continue to do so.
     Public and regulatory scrutiny of the energy industry and of the capital markets has resulted in increased regulation being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings in which we are a named defendant.

     Such inquiries, investigations and court proceedings are ongoing and continue to adversely affect our business as a whole. We might see these adverse effects continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, disputes over gas measurement and royalty payments, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
Risks Related to Accounting Standards
Potential changes in accounting standards might cause us to revise our financial results and disclosure in the future, which might change the way analysts measure our business or financial performance.
     Accounting irregularities discovered in the past few years in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will ultimately develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically.
     In addition, the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) or the FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets and liabilities.
Risks Related to Employees, Outsourcing of Non-Core Support Activities
Institutional knowledge residing with current employees or former Williams employees now employed by Williams’ outsourcing service providers might not be adequately preserved.
     In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, we may not be able to replace them with employees of comparable knowledge and experience. Other qualified individuals could leave us or refuse our offers of employment if our recruiting and retention efforts are unsuccessful. Our efforts at knowledge transfer could be inadequate.
     Due to the large number of former Williams employees who were migrated to an outsourcing provider in 2004, access to significant amounts of internal historical knowledge and expertise could become unavailable to us, particularly if knowledge transfer initiatives are delayed or ineffective.
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
     Certain accounting, information technology application development, human resources, and help desk services that are currently provided by Williams’ outsourcing provider were relocated to service centers outside of the United States during 2005. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.
Risks Related to Weather, other Natural Phenomena and Business Disruption
Our assets and operations can be affected by weather and other natural phenomena.
     Our assets and operations, especially those located offshore, can be adversely affected by hurricanes, earthquakes, tornadoes and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations.
Our current pipeline infrastructure is aging and may adversely affect our ability to conduct our business.
     Some portions of our pipeline infrastructure are 50 years in age which may impact our ability to provide reliable service. Additionally, the current age and condition of our pipeline infrastructure may result in significant increases in the level of expenditures needed to maintain our equipment and facilities.
Our current information technology infrastructure is aging and may adversely affect our ability to conduct our business.
     Limited capital spending for information technology infrastructure during 2001-2003 resulted in an aging server environment that may not be adequate for our current business needs. While efforts are ongoing to update the environment, the current age and condition of equipment could result in loss of internal and external communications, loss of data, inability to access data when needed, excessive software downtime (including downtime for critical software applications), and other disruptions that could have a material adverse impact on our business.
ITEM 2. Properties.
     See “Item 1. Business.”
ITEM 3. Legal Proceedings.
     The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements — 3. Contingent Liabilities and Commitments — Legal Proceedings”, which information is incorporated by reference into this item.

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
     Our Board of Directors declared cash dividends on common stock in the amounts of $20 million on March 31, 2005, $25 million on June 30, 2005, $35 million on September 30, 2005 and $45 million on December 30, 2005.
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
     On February 28, 2006, we concluded that our consolidated financial statements for the years ending December 31, 2004 and 2003 should be restated to correct an error related to the methodology used to calculate the average cost of our natural gas inventory. We believe the impact of the adjustment is not material to any of the previously issued consolidated financial statements. However, the cumulative adjustment required to correct the error was significant to the Consolidated Statement of Income for 2005. In connection with the restatement required by the natural gas inventory adjustment, the consolidated financial statements for the years ending December 31, 2004 and 2003 were also restated to record the effects of certain other prior period adjustments.
     As we have determined that the quarterly financial information included in our Quarterly Reports on Forms 10-Q and 10 Q/A filed in 2005 were not materially misstated and can be relied upon, we will not be amending those filings and have provided both “as reported” and “as restated” quarterly financial data for comparison purposes in “Item 8. Financial and Supplementory Data - Notes to Consolidated Financial
Statements - 9. Quarterly Information (unaudited).’’
     For a discussion of additional information on the restatement, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Restatement.”

CRITICAL ACCOUNTING POLICIES
     Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Regulatory Accounting We are regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
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
     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimates. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At December 31, 2005, we had accrued approximately $4 million for potential amounts to be refunded or credited.
     Contingent liabilities We record liabilities for estimated loss contingencies when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period.
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
     Asset Retirement Obligations We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and offset by a regulatory asset.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain assessment costs that we have historically capitalized. In September 2005, the FERC denied the Interstate Natural Gas Association of America’s (INGAA) filing for rehearing of this order, and INGAA filed a petition for review of the orders with the United States Court of Appeal for the District of Columbia Circuit (D.C. Circuit Court). We anticipate expensing approximately $20 million to $25 million in 2006 that previously would have been capitalized.
RESULTS OF OPERATIONS
2005 COMPARED TO 2004
     Operating Income and Net Income Our operating income for 2005 was $342.1 million compared to operating income of $346.1 million for 2004. Net income for 2005 was $185.3 million compared to net income of $179.5 million for 2004.
     The lower operating income of $4.0 million was primarily the result of lower natural gas transportation revenues, higher operation and maintenance costs, lower cost of natural gas transportation, higher administrative and general costs, higher taxes other than income taxes, and other less significant variances. The increase in net income of $5.8 million was primarily attributable to the decreased deductions in Other Income and Other Deductions partially offset by the decrease in operating income. Also, net income increased due to a $3.0 million tax benefit adjustment resulting from additional analysis of our tax basis and book basis assets and liabilities. (See Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements – 6 Income Taxes.)
     Transportation Revenues Our operating revenues related to transportation services decreased $16.7 million to $767.9 million for 2005 when compared to 2004. The lower transportation revenues were primarily due to a decrease of $9.5 million of reimbursable costs that are included in operating expenses and recovered in our rates and a $6.0 million decrease in commodity revenues which is due primarily to lower interruptible transportation.
     Sales Revenues We make jurisdictional merchant gas sales pursuant to a blanket sales certificate issued by the FERC, with most of those sales previously having been made through a Firm Sales (FS) program which gave customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC which resolved a prior investigation, we terminated our remaining FS agreements effective April 1, 2005.
     Through an agency agreement, WPC manages our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service and, therefore, the termination of the FS agreements in April 2005 have, no impact on our operating income or results of operations.
     In addition to our merchant gas sales, we also have cash out sales, which settle gas imbalances with shippers. In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on our behalf than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables. Our tariff includes a method whereby the majority of transportation imbalances generated after August 1, 1991 are settled on a monthly basis through cash out sales or purchases. The cash out sales have no impact on our operating income or results of operations.
     Operating revenues related to our sales services decreased $114.9 million to $288.3 million for 2005 when compared to 2004. The decrease was primarily due to a lower volume of merchant sales because of the termination of the FS agreements during 2005. This was partially offset by increases resulting from higher cash out sales volumes related to the monthly settlement of imbalances and a higher average sales price of $6.88 per dt in 2005, compared to $6.16 per dt in 2004.
     Storage Revenues Our operating revenues related to storage services of $122.1 million for 2005 were comparable to revenues of $123.0 million for 2004.
     Other Revenues Our other operating revenues of $8.1 million for 2005 were comparable to revenues of $9.1 million for 2004.
     Operating Costs and Expenses Excluding the cost of natural gas sales of $288.3 million for 2005 and $401.6 million for 2004, our operating expenses were approximately $16.0 million lower than the comparable period in 2004. This decrease was primarily attributable to the lower cost of natural gas transportation, partially offset by an increase in operation and maintenance expense. The lower cost of natural gas transportation of $26.7 million is primarily due to a $14.2 million decrease associated with the resolution of our 1999 Fuel Tracker filing (Docket No. TM99-6-29). Also, a $4.4 million decrease was associated with additional monthly recoveries related to the 1999 fuel tracker filing and a $3.2 million decrease was due to the benefit of pricing differentials in 2005 related to volumes of gas used in operations. Additionally, there was a $4.6 million decrease in 2005 of reimbursable costs that are recovered in our rates. The increase in operation and maintenance expense of $8.8 million was mostly due to increased contract services costs of $2.7 million, material and supplies expenses of $2.8 million and platform space rentals of $2.1 million. The higher administrative and general expense of $1.8 million was primarily due to an increase of $8.1 million of allocated corporate expenses partially offset by a $4.3 million decrease related to lower reimbursable costs associated with Gas Research Institute (GRI) charges. The FERC no longer requires transmission companies to pay GRI fees. The increase in taxes other than income taxes of $1.6 million is primarily due to higher property taxes resulting from increased property values and additional capital spending.
     Other Income and Other Deductions Other income and other deductions resulted in $7.9 million lower net expense in 2005 compared to 2004. This was primarily due to a $9.1 million decrease in interest expense resulting from the retirement of $200 million of 6 1/8% notes in January 2005, partially offset by the interest on the $75 million of Floating Rate Senior Notes issued in December 2004.
EFFECT OF INFLATION
     We generally have experienced increased costs due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased operation and maintenance expenses. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of our property, plant and equipment and material and supplies inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe that we will be allowed to recover and earn a return based on increased actual costs incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit our ability to price services or products based upon inflation’s effect on costs.
CAPITAL RESOURCES AND LIQUIDITY
METHOD OF FINANCING
     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to Williams, accessing capital markets, and, if required, borrowings under our $1.275 billion secured revolving credit facility (Credit Agreement) and advances from Williams.
     We have an effective shelf registration statement on file with the Securities and Exchange Commission. At December 31, 2005, $200 million of availability remained under this registration statement. While our credit ratings remain below investment grade, the shelf registration may only be utilized to issue debt securities if such securities are guaranteed by Williams. However, we can raise capital through private debt offerings as well as offerings registered pursuant to offering-specific registration statements without a guaranty from Williams. When necessary, we also expect to access public and private markets, and we expect to do so in 2006. Interest rates, market conditions, and industry conditions will affect the timing and amounts raised, if any, in the capital markets. We believe any additional financing arrangements if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.
     During May 2005, we, together with Williams and Northwest Pipeline Corporation, an affiliate, amended and restated the Credit Agreement, which is available for borrowings and letters of credit, resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided Williams’ guarantee for the obligations of Williams Partners L.P. under this agreement;

•	released certain Williams’ midstream assets held as collateral and replaced them with our common stock; and

•	reduced commitment fees and margins.
     At December 31, 2005, letters of credit totaling $378 million, none of which are associated with us, have been issued and no revolving credit loans were outstanding. Transco and Northwest Pipeline each have access to $400 million under this facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal rate to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.325 % annually) based on the unused portion of the facility. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.
     As a participant in Williams’ cash management program, we have advances to and from Williams. At December 31, 2005, the advances due to us by Williams totaled $130.3 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.
     Through a wholly-owned subsidiary, we hold a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58% fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” We adopted these standards effective January 1, 2001. As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income. For the years ended December 31, 2005 and 2004, our cumulative equity interest in an unrealized loss on Pine Needle’s hedge was $0.4 million and $0.9 million, respectively. The swap agreement initially had a notional amount of $53.5 million of debt, of which $41.7 million was still outstanding at December 31, 2005. The interest rate swap is settled quarterly. The swap agreement was effective March 31,

1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.
Credit Ratings
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).
     The credit ratings on our senior unsecured long-term debt did not change during 2005 and are shown below.

Moody’s Investors Services	Ba2
Standard & Poor’s	B+
Fitch Ratings	BB+
     During 2005, Standard and Poor’s upgraded their evaluation of our credit rating to “positive outlook” Fitch raised their evaluation of our credit rating to “positive outlook” in March 2006, while the Moody’s Investors Services evaluation remains unchanged as “stable outlook.”
CAPITAL EXPENDITURES
     As shown in the table below, our capital expenditures for 2005 included $22 million for market-area projects, $19 million for supply-area projects and $204 million for maintenance of existing facilities and other projects including expenditures required under the Federal Clean Air Act and Clean Air Act Amendments of 1990 and the Pipeline Safety Improvement Act of 2002. We are estimating approximately $275 million to $310 million of capital expenditures in the year 2006 related to the maintenance of existing facilities, including Clean Air Act and pipeline safety expenditures, and expansion projects in the market area, primarily the Leidy to Long Island and Sentinel projects and supply area projects.

Capital Expenditures	2005	2004	2003
	(In millions)
Market-Area Projects	$22.0	$10.1	$104.6
Supply-Area Projects	18.7	8.2	11.7
Maintenance of Existing Facilities and Other Projects	204.2	135.3	78.0

Total Capital Expenditures	$244.9	$153.6	$194.3

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
     Contractual obligations The table below summarizes the maturity dates of our contractual obligations by period (in millions).

		2007-	2009-	There-
	2006	2008	2010	after		Total
Long-term debt, including current portion:
Principal	$—	$175	$—	$833		$1,008

Interest	75	146	130	318		669

Capital leases	—	—	—	—		—
Operating leases	7	10	10	17		44
Purchase obligations:
Natural gas purchase storage and transportation	147	189	96	101		533

Other	92	5	4	2	(1)	103

Other long-term liabilities, including current portion:
FERC penalty	4	4	—	—		8

Total	$325	$529	$240	$1,271		$2,365

(1)	Includes one year of pipeline easement obligations for contracts with indefinite termination dates.
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

CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide us with sufficient liquidity to meet our capital requirements. When necessary, we also expect to access public and private markets to finance our capital requirements, and expect to do so in 2006.
ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk
     Due to variable rate issues in its debt portfolio, Transco’s interest rate risk exposure is influenced by short-term rates, primarily London Interbank Offered Rate (LIBOR) on borrowings from commercial banks. To mitigate the impact of fluctuations in short-term interest rates, Transco maintains a significant portion of its debt portfolio in fixed rate debt.
     The following tables provide information about our long-term debt, including current maturities, as of December 31, 2005. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2005	Expected Maturity Date
	2006	2007	2008	2009
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$100	$—
Interest rate	7.40%	7.40%	7.70%	7.80%
Variable rate	$—	$—	$75	$—
Interest rate (3.84% to 5.43% for 2005)

December 31, 2005	Expected Maturity Date
	2010	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$833	$933	$1,010
Interest rate	7.80%	7.44%
Variable rate	$—	$—	$75	$75
Interest rate (3.84% to 5.43% for 2005)

ITEM 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Statement of Income	28

Consolidated Balance Sheet	29-30

Consolidated Statement of Common Stockholder’s Equity	31

Consolidated Statement of Comprehensive Income	32

Consolidated Statement of Cash Flows	33-34

Notes to Consolidated Financial Statements	35-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Transcontinental Gas Pipe Line Corporation
     We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, common stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, common stockholder’s equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004 have been restated.
     As described in Note 1 to the consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

/s/ ERNST & YOUNG LLP

Houston, Texas
March 20, 2006

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Operating Revenues:
Natural gas sales	$288,294	$403,181	$471,636
Natural gas transportation	767,919	784,605	797,001
Natural gas storage	122,117	122,951	124,363
Other	8,083	9,079	20,368

Total operating revenues	1,186,413	1,319,816	1,413,368

Operating Costs and Expenses:
Cost of natural gas sales	288,256	401,632	471,636
Cost of natural gas transportation	(5,815)	20,883	39,171
Operation and maintenance	200,030	191,200	185,575
Administrative and general	120,471	118,719	108,742
Depreciation and amortization	195,744	196,021	205,962
Taxes – other than income taxes	43,669	42,077	41,282
Other (income) expense, net	1,973	3,182	(7,756)

Total operating costs and expenses	844,328	973,714	1,044,612

Operating Income	342,085	346,102	368,756

Other (Income) and Other Deductions:
Interest expense — affiliates	—	—	35
— other	79,661	88,742	88,784
Interest income — affiliates	(10,172)	(12,555)	(5,173)
— other	(851)	(1,192)	(5)
Allowance for equity and borrowed funds used during construction (AFUDC)	(9,270)	(8,327)	(13,035)
Equity in earnings of unconsolidated affiliates	(7,185)	(7,073)	(7,503)
Miscellaneous other (income) deductions, net	(5,352)	(4,868)	(6,776)

Total other (income) and other deductions	46,831	54,727	56,327

Income before Income Taxes	295,254	291,375	312,429
Provision for Income Taxes	109,939	111,921	118,891

Net Income	$185,315	$179,454	$193,538

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2005	2004
		(Restated)
ASSETS

Current Assets:
Cash	$362	$176
Receivables:
Trade less allowance of $509 ($778 in 2004)	87,348	98,379
Affiliates	4,374	1,947
Advances to affiliates	130,307	302,765
Other	6,479	12,641
Transportation and exchange gas receivables	9,906	5,810
Inventories:
Gas in storage, at LIFO	25,289	17,980
Gas available for customer nomination, at average cost	29,617	30,512
Materials and supplies, at lower of average cost or market	27,774	29,080
Deferred income taxes	15,283	17,592
Other	17,663	33,498

Total current assets	354,402	550,380

Investments, at cost plus equity in undistributed earnings	44,108	43,592

Property, Plant and Equipment:
Natural gas transmission plant	6,134,951	5,860,599
Less – Accumulated depreciation and amortization	1,776,946	1,593,092

Total property, plant and equipment, net	4,358,005	4,267,507

Other Assets	257,835	241,627

	$5,014,350	$5,103,106

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2005	2004
		(Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	$52,415	$42,611
Affiliates	27,812	43,063
Cash overdrafts	28,461	20,592
Transportation and exchange gas payables	49,657	24,620
Accrued liabilities:
Federal income taxes payable to affiliate	18,425	30,152
State income taxes	4,356	5,449
Other taxes	15,365	14,027
Interest	26,428	31,337
Deferred cash out	39,842	2,672
Employee benefits	42,459	45,478
Other	21,855	17,697
Reserve for rate refunds	3,763	8,919
Current maturities of long-term debt	—	199,991

Total current liabilities	330,838	486,608

Long-Term Debt	1,000,623	999,858

Other Long-Term Liabilities:
Deferred income taxes	955,503	958,407
Other	172,764	164,438

Total other long-term liabilities	1,128,267	1,122,845

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	902,600	842,285
Accumulated other comprehensive loss	(408)	(920)

Total common stockholder’s equity	2,554,622	2,493,795

	$5,014,350	$5,103,106

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	842,285	787,831	839,293
Add (deduct):
Net income	185,315	179,454	193,538
Cash dividends on common stock	(125,000)	(125,000)	(245,000)

Balance at end of period	902,600	842,285	787,831

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(920)	(1,144)	(1,653)
Add (deduct):
Net gain/(loss)	512	224	509

Balance at end of period	(408)	(920)	(1,144)

Minimum Pension Liability:
Balance at beginning of period	—	—	(7,387)
Add (deduct):
Net gain/(loss)	—	—	7,387

Balance at end of period	—	—	—

Balance at end of period	(408)	(920)	(1,144)

Total Common Stockholder’s Equity	$2,554,622	$2,493,795	$2,439,117

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net Income	$185,315	$179,454	$193,538

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $305 in 2005, $137 in 2004, $315 in 2003	512	224	509

Minimum pension liability adjustment, net of tax of $4,576 in 2003	—	—	7,387

Total Comprehensive Income	$185,827	$179,678	$201,434

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$185,315	$179,454	$193,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,361	198,247	200,158
Deferred income taxes	(916)	31,814	32,510
Allowance for equity funds used during construction (Equity AFUDC)	(6,455)	(6,091)	(9,354)
Changes in operating assets and liabilities:
Receivables — affiliates	(2,427)	7,413	14,365
— other	17,193	22,794	(9,470)
Transportation and exchange gas receivable	(4,096)	16,946	(12,394)
Inventories	(5,108)	4,151	(14,545)
Payables — affiliates	(10,839)	(23,757)	3,868
— other	(6,105)	(26,022)	3,365
Transportation and exchange gas payable	25,037	7,285	13,097
Accrued liabilities	22,793	34,264	(28,546)
Reserve for rate refunds	(5,156)	(1,691)	1,363
Other, net	(18,854)	14,954	(33,288)

Net cash provided by operating activities	388,743	459,761	354,667

Cash flows from financing activities:
Additions to long-term debt	—	75,000	—
Retirement of long-term debt	(200,000)	—	—
Debt issue costs	(255)	(356)	(131)
Common stock dividends paid	(125,000)	(125,000)	(245,000)
Change in cash overdrafts	7,869	(1,341)	(12,457)
Advances from affiliates-net	—	—	(3,022)

Net cash used in financing activities	(317,386)	(51,697)	(260,610)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(256,362)	(150,434)	(202,845)
Changes in accounts payable	11,497	(3,156)	8,554
Advances to affiliates, net	172,458	(252,818)	91,635
Advances to others, net	(428)	(2,313)	—
Other, net	1,664	533	2,716

Net cash used in investing activities	(71,171)	(408,188)	(99,940)

Net increase (decrease) in cash	186	(124)	(5,883)
Cash at beginning of period	176	300	6,183

Cash at end of period	$362	$176	$300

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$77,297	$83,334	$81,081
Income taxes paid	123,797	51,346	89,408
Income tax refunds received	(122)	(46)	(27)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies	35
2.	Restatements	43
3.	Contingent Liabilities and Commitments	58
4.	Debt, Financing Arrangements and Leases	66
5.	Employee Benefit Plans	68
6.	Income Taxes	71
7.	Financial Instruments	72
8.	Transactions with Major Customers and Affiliates	73
9.	Quarterly Information (Unaudited)	75
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
     Nature of operations We are an interstate natural gas transmission company that owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the eleven southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. We also hold a minority interest in an intrastate natural gas pipeline in North Carolina.
     Regulatory accounting We are regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

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
     As a participant in Williams’ cash management program, we have advances to and from Williams. These advances are represented by demand notes. We currently expect to receive payment of these advances within the next twelve months and have recorded such advances as current in the accompanying Consolidated Balance Sheet. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the London Interbank Offered Rate (LIBOR) plus an applicable margin. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.
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
     Our Board of Directors declared cash dividends on common stock in the amounts of $125 million, $125 million and $245 million for 2005, 2004 and 2003, respectively.
     Principles of consolidation The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity investments as of December 31, 2005 and 2004 primarily consist of Cardinal Pipeline Company, LLC with ownership interest of approximately 45% and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35%. We received distributions associated with our equity investments in the amounts of $7.5 million, $7.5 million and $7.8 million for 2005, 2004 and 2003, respectively.
     Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) deferred and other income taxes; 6) depreciation; 7) pensions and other post-employment benefits; and 8) asset retirement obligations.
     Revenue recognition Revenues for sales of products are recognized in the period of delivery and revenues from the transportation and storage of gas are recognized in the period the service is provided based on contractual terms and the related volumes. As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.
     Contingent liabilities We record liabilities for estimated loss contingencies when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period.
     Environmental Matters We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their economic benefit and potential for rate recovery. We believe that any expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.
     Property, plant and equipment Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. The carrying values of these assets are also based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. These estimates, assumptions and judgments reflect FERC regulations, as well as historical experience and expectations regarding future industry conditions and operations. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; certain other gains or losses are recorded in operating income.
     We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage for offshore transmission facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2005, 2004, and 2003 are as follows:

Depreciation
Category of Property	Rates
Gathering facilities	0%-3.80%
Storage facilities	2.50%
Onshore transmission facilities	2.35%
Offshore transmission facilities	0.85%-1.50%
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The Interpretation clarifies that the term “conditional asset retirement” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
     We adopted the Interpretation on December 31, 2005. In accordance with the Interpretation, we estimated future retirement obligations for certain assets previously considered to have an indeterminate life. As a result, we recorded an increase in Other Long-Term Liabilities: Other, of $8.8 million, and an increase in property, plant and equipment, net, of $1.4 million. We also recorded a $7.4 million regulatory asset in Other Assets for retirement costs expected to be recovered through rates. Had we implemented the Interpretation at the beginning of 2003, the financial statement impact at December 31, 2004 would not have been substantially different than the impact at December 31, 2005.
     We adopted SFAS No. 143 on January 1, 2003. We previously determined that asset retirement obligations exist for our offshore transmission platforms. In 2004, the remaining life of one of our storage facilities became determinable, and we were able to estimate the asset retirement obligation. Therefore, we recorded an asset retirement obligation in 2004 in the amount of $5.6 million associated with the storage facility. In 2005 we revised our estimate for offshore transmission platforms based on a change in the estimated settlement date and a change in the estimated costs of retirements, resulting in a $23.7 million increase in the asset retirement obligation and property, plant and equipment, net.
     During 2005 and 2004, our overall asset retirement obligation changed as follows (in thousands):

	2005	2004

Beginning balance	$17,888	$11,578
Accretion	1,258	703
New obligation	2,969	5,607
Changes in estimates of existing obligations	23,662	0
Property dispositions	(979)	0
Adoption of FIN 47	8,798	0

Ending balance	$53,596	$17,888

     The accrued obligations relate to underground storage caverns, offshore platforms, pipelines, and gas transmission facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to dismantle offshore platforms, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground.
     Included in our depreciation rates is a negative salvage (cost of removal) component that we currently collect in rates. We therefore accrue the estimated costs of removal of long-lived assets through depreciation expense.
     The adoption of SFAS No. 143 and FIN 47 did not have a material impact to our operating income or net income.
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
     For assets identified to be disposed of in the future and considered held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
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
     Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $2.8 million, $2.2 million and $3.7 million, for 2005, 2004 and 2003, respectively. The allowance for equity funds was $ 6.5 million, $6.1 million, and $9.3 million, for 2005, 2004 and 2003, respectively.
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

     Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. Receivables determined to be uncollectible are reserved or written off in the period of determination. At December 31, 2005 and 2004, we had recorded reserves of $0.5 million and $0.8 million, respectively, for uncollectible accounts.
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
     Gas imbalances In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances generated after August 1, 1991 are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2005 and 2004. We utilize the average cost method of accounting for gas imbalances.
     Deferred Cash Out Most transportation imbalances generated after August 1, 1991 are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the requirement.
     Gas inventory We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The excess of current cost over the LIFO value on the Consolidated Balance Sheet dated December 31, 2005 is approximately $56.4 million. The basis for determining current cost is the December 2005 monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination.
     Reserve for Inventory Obsolescence We perform an annual review of Materials and Supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. Such reserves were $0.7 million and $0.1 million at December 31, 2005 and 2004, respectively.

     Cash flows from operating activities and cash equivalents We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.
     Comprehensive income In 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income (loss), net of tax.
     At December 31, 2002, we recorded a minimum pension liability of $7.4 million, net of $4.6 million tax, which was included as a component of our other comprehensive loss for the year 2002. This minimum pension liability reversed in 2003.
     Employee stock-based awards Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Williams’ fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The Williams’ plans are described more fully in Note 5. The following table illustrates the effect on our net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS123). Beginning January 1, 2006, we will adopt revised SFAS No. 123, Share-Based Payment” (SFAS 123(R)). See further discussion in the “Recent Accounting Standards” section within this note.

	(Thousands of Dollars)
	2005	2004	2003
		(Restated)	(Restated)
Net income, as reported	$185,315	$179,454	$193,538
Add (Deduct):
Stock based employee compensation expense included in the Consolidated Statement of Income, net of related tax effects	897	409	(55)
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,029)	(3,319)	(2,097)

Pro forma net income	$184,183	$176,544	$191,386

     Pro forma amounts for 2005 include compensation expense from awards made in 2002 through 2005. The incremental expense associated with a stock option exchange program (See Note 5) is negligible for the 2005 pro forma expenses. Pro forma amounts for 2004 include compensation expense from awards made in 2001 through 2004. Also included in 2004 pro forma expense is $0.7 million of incremental expense associated with the stock option exchange program. Pro forma amounts for 2003 include compensation expense from awards made in 2001 through 2003. Also, included in 2003 pro forma expense is $0.4 million of incremental expense associated with the stock option exchange program.

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.
     Recent accounting standards In December 2004, the FASB issued SFAS No. 123(R). The Statement requires that compensation costs for all share-based awards, including grants of employee stock options, to employees be recognized in the Consolidated Statement of Income based on their fair values. Pro forma disclosure is no longer an alternative. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that delayed the effective date for SFAS No. 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of January 1, 2006.
     The Statement allows either a modified prospective application or a modified retrospective application for adoption. We will use a modified prospective application for adoption and will apply the Statement to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Also, for unvested stock awards outstanding as of January 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered will be recognized as the requisite service is rendered after January 1, 2006. Compensation costs for these awards will be based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” Additionally, a modified retrospective application requires restating periods prior to January 1, 2006 on a basis consistent with the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148. Since we will use a modified prospective application, we will not restate prior periods.
     We currently account for share-based awards to employees by applying the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and, as such, generally recognizes no compensation cost for employee stock options. We currently recognize compensation cost for deferred share awards. Adoption of the Statement’s fair value method will impact our results of operations. At January 1, 2006, we have approximately $5.3 million of compensation cost from outstanding unvested stock awards to be recognized as the requisite service is rendered, primarily in 2006 or 2007. Stock-based awards will be granted during 2006. Our compensation cost as reported in pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, may not be representative of compensation cost to be incurred in 2006 and beyond as the number and types of awards may differ and estimates of fair value may differ due to changes in the market price of Williams’ common stock and to changing capital market and employee exercise behavior assumptions.
     Certain of our stock awards currently result in compensation cost under APB No. 25 and related guidance. These stock awards are subject to vesting provisions and our policy is to adjust compensation cost for forfeitures when they occur. Upon the January 1, 2006, adoption of SFAS No. 123(R), we will adjust net income through a cumulative effect of a change in accounting principle for previously recognized compensation cost, net of income taxes, related to the estimated number of these outstanding stock awards that are expected to be forfeited. The adjustment will not be material.
     We currently present pro forma disclosure of net income as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS No. 123. The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, We currently use a Black-Scholes option pricing model in estimating the fair value of employee stock options and we intend to continue using a Black-Scholes pricing model when we adopt SFAS No. 123(R).

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which is effective prospectively for reporting a change in accounting principle for fiscal years beginning after December 15, 2005. The Statement changes the reporting of a change in accounting principle to require retrospective application to prior periods unless explicit transition provisions provide otherwise. The Statement is effective for any existing accounting pronouncements, including those in the transition phase when it becomes effective. We will apply SFAS No. 154 as required.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain pipeline integrity-related assessment costs that we have historically capitalized. In September 2005, the FERC denied the Interstate Natural Gas Association of America’s (INGAA) filing for rehearing of this order, and INGAA has filed a petition for review of the orders with the United States Court of Appeal for the District of Columbia Circuit (D.C. Circuit Court). We anticipate expensing approximately $20 million to $25 million in 2006 that previously would have been capitalized prior to the order becoming effective.
2. RESTATEMENT
     On February 28, 2006, we concluded that our consolidated financial statements for each of the years ending December 31, 2004 and 2003 should be restated to correct an error related to the methodology used to calculate the average cost of our natural gas inventory. We believe the impact of the adjustment is not material to any of the previously issued consolidated financial statements. However, the cumulative adjustment required to correct the error was significant to the Consolidated Statement of Income for 2005.
     We revised the weighted average and LIFO cost of our natural gas inventories and valuation of gas imbalances, which corrections thereby affected amounts of previously reported fuel gains, storage losses, and deferred cash out gains and losses. The restatement for these items resulted in an increase in Cost of natural gas transportation of $6.3 million in 2004 and $13.1 million in 2003 and a decrease in January 1, 2003 Retained earnings of $7.7 million.
     Certain other adjustments were identified in 2005 related to prior periods including a write-off of regulatory assets, an adjustment to lease expense, and a correction of depreciation and amortization expense. None of these items were individually significant but they have been reflected in the proper periods in conjunction with the restatement. The impact of these adjustments was an increase in Other expense of $2.6 million in 2004, an increase in Administrative and general expense of $0.6 million in 2004, decreases in Depreciation and amortization expense of $0.3 million in 2004 and $0.1 million in 2003, and an increase in 2003 beginning Retained earnings of $0.5 million.

     Adjustments for the related income tax effects were also recorded in the respective periods.
     The cumulative impact of these adjustments to our Consolidated Statements of Income for the years 2004 and 2003 was a decrease in Operating income of $9.2 million and Net income of $5.7 million in 2004 and a decrease in Operating income of $13.0 million and Net income of $8.0 million in 2003, and a decrease of $7.2 million, net of tax, related to periods prior to 2003.
     The natural gas inventory adjustment resulted in changes to the December 31, 2004 balance sheet as follows: an increase in Gas in storage of $2.1 million, a decrease in Gas available for customer nomination of $29.9 million, an increase in Other Assets of $2.5 million, an increase in Transportation and exchange gas payables of $3.1 million, an increase in Accrued liabilities: Deferred Cash Out of $2.7 million, an increase in Accrued liabilities: other of $0.7 million, an increase in income taxes payable of $12.0 million and a decrease in Retained earnings of $19.8 million as of December 31, 2004.
     The Consolidated Balance Sheet as of December 31, 2004 also includes certain reclassifications to conform to the 2005 presentation associated with regulatory assets and liabilities, asset retirement obligations under SFAS No. 143, employee benefits accrual, other receivables, deferred taxes and environmental remediation liabilities. The reclassifications resulted in an increase in current assets of $17.6 million, a decrease in non current assets of $13.7 million, an increase in current liabilities of $1.1 million and an increase in non current liabilities of $2.8 million.
     The following schedules reconcile the amounts as originally reported in our Consolidated Financial Statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$403,181	$—	$403,181
Natural gas transportation	784,605	—	784,605
Natural gas storage	122,951	—	122,951
Other	9,079	—	9,079

Total operating revenues	1,319,816	—	1,319,816

Operating Costs and Expenses:
Cost of natural gas sales	401,632	—	401,632
Cost of natural gas transportation	14,566	6,317	20,883
Operation and maintenance	191,200	—	191,200
Administrative and general	118,105	614	118,719
Depreciation and amortization	196,340	(319)	196,021
Taxes — other than income taxes	42,077	—	42,077
Other (income) expense, net	548	2,634	3,182

Total operating costs and expenses	964,468	9,246	973,714

Operating Income	355,348	(9,246)	346,102

Other (Income) and Other Deductions:
Interest expense — other	88,742	—	88,742
Interest income — affiliates	(12,555)	—	(12,555)
— other	(1,192)	—	(1,192)
Allowance for equity and borrowed funds used during construction (AFUDC)	(8,327)	—	(8,327)
Equity in earnings of unconsolidated affiliates	(7,073)	—	(7,073)
Miscellaneous other (income) deductions, net	(4,868)	—	(4,868)

Total other (income) and other deductions	54,727	—	54,727

Income before Income Taxes	300,621	(9,246)	291,375
Provision for Income Taxes	115,418	(3,497)	111,921

Net Income	$185,203	$(5,749)	$179,454

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Operating Revenues:
Natural gas sales	$471,636	$—	$471,636
Natural gas transportation	797,001	—	797,001
Natural gas storage	124,363	—	124,363
Other	20,368	—	20,368

Total operating revenues	1,413,368	—	1,413,368

Operating Costs and Expenses:
Cost of natural gas sales	471,636	—	471,636
Cost of natural gas transportation	26,087	13,084	39,171
Operation and maintenance	185,575	—	185,575
Administrative and general	108,742	—	108,742
Depreciation and amortization	206,102	(140)	205,962
Taxes — other than income taxes	41,282	—	41,282
Other (income) expense, net	(7,756)	—	(7,756)

Total operating costs and expenses	1,031,668	12,944	1,044,612

Operating Income	381,700	(12,944)	368,756

Other (Income) and Other Deductions:
Interest expense — affiliates	35	—	35
— other	88,784	—	88,784
Interest income — affiliates	(5,173)	—	(5,173)
— other	(5)	—	(5)
Allowance for equity and borrowed funds used during construction (AFUDC)	(13,035)	—	(13,035)
Equity in earnings of unconsolidated affiliates	(7,503)	—	(7,503)
Miscellaneous other (income) deductions, net	(6,776)	—	(6,776)

Total other (income) and other deductions	56,327	—	56,327

Income before Income Taxes	325,373	(12,944)	312,429
Provision for Income Taxes	123,787	(4,896)	118,891

Net Income	$201,586	$(8,048)	$193,538

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2004
	(As Reported)	Adjustments	(As Restated)
ASSETS

Current Assets:
Cash	$176	$—	$176
Receivables:
Trade less allowance of $778	98,379	—	98,379
Other Affiliates	1,947	—	1,947
Advances to affiliates	302,765	—	302,765
Other	14,954	(2,313)	12,641
Transportation and exchange gas receivables	5,810	—	5,810
Inventories:
Gas in storage, at LIFO	15,930	2,050	17,980
Gas available for customer nomination, at average cost	60,369	(29,857)	30,512
Materials and supplies, at lower of average cost or market	29,080	—	29,080
Deferred income taxes	17,592	—	17,592
Other	13,543	19,955	33,498

Total current assets	560,545	(10,165)	550,380

Investments, at cost plus equity in undistributed earnings	43,592	—	43,592

Property, Plant and Equipment:
Natural gas transmission plant	5,866,977	(6,378)	5,860,599
Less — Accumulated depreciation and amortization	1,594,231	(1,139)	1,593,092

Total property, plant and equipment, net	4,272,746	(5,239)	4,267,507

Other Assets	249,291	(7,664)	241,627

	$5,126,174	$(23,068)	$5,103,106

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Trade	$42,611	$—	$42,611
Affiliates	43,063	—	43,063
Cash Overdrafts	20,592	—	20,592
Transportation and exchange gas payables	21,559	3,061	24,620
Accrued liabilities:
Federal income taxes payable to affiliate	41,429	(11,277)	30,152
State income taxes	6,911	(1,462)	5,449
Other taxes	14,027	—	14,027
Interest	31,337	—	31,337
Deferred Cash Out	—	2,672	2,672
Employee benefits	49,217	(3,739)	45,478
Other	12,103	5,594	17,697
Reserve for rate refunds	8,919	—	8,919
Current maturities of long-term debt	199,991	—	199,991

Total current liabilities	491,759	(5,151)	486,608

Long-Term Debt	999,858	—	999,858

Other Long-Term Liabilities:
Deferred income taxes	965,107	(6,700)	958,407
Other	154,714	9,724	164,438

Total other long-term liabilities	1,119,821	3,024	1,122,845

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—	—

	—	—	—
Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—	—
Premium on capital stock and other paid-in capital	1,652,430	—	1,652,430
Retained earnings	863,226	(20,941)	842,285
Accumulated other comprehensive loss	(920)	—	(920)

Total common stockholder’s equity	2,514,736	(20,941)	2,493,795

	$5,126,174	$(23,068)	$5,103,106

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	—	1,652,430

Retained Earnings:
Balance at beginning of period	803,023	(15,192)	787,831
Add (deduct):
Net income	185,203	(5,749)	179,454
Cash dividends on common stock	(125,000)	—	(125,000)

Balance at end of period	863,226	(20,941)	842,285

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,144)	—	(1,144)
Add (deduct):
Net gain/(loss)	224	—	224

Balance at end of period	(920)	—	(920)

Minimum Pension Liability:
Balance at beginning of period	—	—	—
Add (deduct):
Net gain/(loss)	—	—	—

Balance at end of period	—	—	—

Balance at end of period	(920)	—	(920)

Total Common Stockholder’s Equity	$2,514,736	$(20,941)	$2,493,795

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	—	1,652,430

Retained Earnings:
Balance at beginning of period	846,437	(7,144)	839,293
Add (deduct):
Net income	201,586	(8,048)	193,538
Cash dividends on common stock	(245,000)	—	(245,000)

Balance at end of period	803,023	(15,192)	787,831

Accumulated Other Comprehensive Loss:
Interest Rate Hedge:
Balance at beginning of period	(1,653)	—	(1,653)
Add (deduct):
Net gain/(loss)	509	—	509

Balance at end of period	(1,144)	—	(1,144)

Minimum Pension Liability:
Balance at beginning of period	(7,387)	—	(7,387)
Add (deduct):
Net gain/(loss)	7,387	—	7,387

Balance at end of period	—	—	—

Balance at end of period	(1,144)	—	(1,144)

Total Common Stockholder’s Equity	$2,454,309	$(15,192)	$2,439,117

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Net Income	$185,203	$(5,749)	$179,454

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $137 in 2004	224	—	224

Total Comprehensive Income	$185,427	$(5,749)	$179,678

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Net Income	$201,586	$(8,048)	$193,538

Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $315 in 2003	509	—	509

Minimum pension liability adjustment, net of tax of $4,576 in 2003	7,387	—	7,387

Total Comprehensive Income	$209,482	$(8,048)	$201,434

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$185,203	$(5,749)	$179,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,566	(319)	198,247
Deferred income taxes	31,814	—	31,814
Allowance for equity funds used during construction
(Equity AFUDC)	(6,091)	—	(6,091)
Changes in operating assets and liabilities:
Receivables — affiliates	7,413	—	7,413
— other	20,481	2,313	22,794
Transportation and exchange gas receivable	16,946	—	16,946
Inventories	5,387	(1,236)	4,151
Payables — affiliates	(23,757)	—	(23,757)
— other	(26,022)	—	(26,022)
Transportation and exchange gas payable	3,769	3,516	7,285
Accrued liabilities	34,763	(499)	34,264
Reserve for rate refunds	(1,691)	—	(1,691)
Other, net	10,345	4,609	14,954

Net cash provided by operating activities	457,126	2,635	459,761

Cash flows from financing activities:
Additions to long-term debt	75,000	—	75,000
Debt issue costs	(356)	—	(356)
Common stock dividends paid	(125,000)	—	(125,000)
Change in cash overdrafts	(1,341)	—	(1,341)

Net cash used in financing activities	(51,697)	—	(51,697)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2004
	(As Reported)	Adjustments	(As Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(150,112)	(322)	(150,434)
Changes in accounts payable	(3,156)	—	(3,156)
Advances to affiliates, net	(252,818)	—	(252,818)
Advances to others, net	—	(2,313)	(2,313)
Other, net	533	—	533

Net cash used in investing activities	(405,553)	(2,635)	(408,188)

Net decrease in cash	(124)	—	(124)
Cash at beginning of period	300	—	300

Cash at end of period	$176	$—	$176

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$83,334	$—	$83,334
Income taxes paid	51,346	—	51,346
Income tax refunds received	(46)	—	(46)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income	$201,586	$(8,048)	$193,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,298	(140)	200,158
Deferred income taxes	32,510	—	32,510
Allowance for equity funds used during construction
(Equity AFUDC)	(9,354)	—	(9,354)
Changes in operating assets and liabilities:
Receivables — affiliates	14,365	—	14,365
— other	(9,969)	499	(9,470)
Transportation and exchange gas receivable	(12,394)	—	(12,394)
Inventories	(31,890)	17,345	(14,545)
Payables — affiliates	3,868	—	3,868
— other	3,365	—	3,365
Transportation and exchange gas payable	14,460	(1,363)	13,097
Accrued liabilities	(17,678)	(10,868)	(28,546)
Reserve for rate refunds	1,363	—	1,363
Other, net	(35,863)	2,575	(33,288)

Net cash provided by operating activities	354,667	—	354,667

Cash flows from financing activities:
Debt issue costs	(131)	—	(131)
Common stock dividends paid	(245,000)	—	(245,000)
Change in cash overdrafts	(12,457)	—	(12,457)
Advances from affiliates-net	(3,022)	—	(3,022)

Net cash used in financing activities	(260,610)	—	(260,610)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2003
	(As Reported)	Adjustments	(As Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(202,845)	—	(202,845)
Changes in accounts payable	8,554	—	8,554
Advances to affiliates, net	91,635	—	91,635
Other, net	2,716	—	2,716

Net cash used in investing activities	(99,940)	—	(99,940)

Net decrease in cash	(5,883)	—	(5,883)
Cash at beginning of period	6,183	—	6,183

Cash at end of period	$300	$—	$300

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$81,081	$—	$81,081
Income taxes paid	89,408	—	89,408
Income tax refunds received	(27)	—	(27)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
     The effect of the restatement adjustments on the Company’s previously issued 2004 quarterly income statements are:

	(UNAUDITED)
	(Thousands of Dollars)
	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net income as originally reported	$46,422	$44,153	$44,006	$50,622
Restatement adjustments:
Cost of natural gas transportation	2,467	—	780	3,070
Administrative and general	4	205	200	205
Depreciation and amortization	(79)	(80)	(80)	(80)
Other (income) expense, net	—	—	—	2,634
Provision for income taxes	(905)	(47)	(340)	(2,205)

Net income as restated	$44,935	$44,075	$43,446	$46,998

     The effect of the restatement adjustments on the Company’s previously issued 2005 quarterly income statements are:

	(UNAUDITED)
	(Thousands of Dollars)
	2005
	First	Second	Third
	Quarter	Quarter	Quarter
Net income as originally reported	$48,920	$48,062	$50,438
Restatement adjustments:
Cost of natural gas transportation	2,965	269	(38)
Administrative and general	150	195	212
Depreciation and amortization	(252)	779	(395)
Provision for income taxes	(1,083)	(470)	84

Net income as restated	$47,140	$47,289	$50,575

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
     On August 5, 2005, the FERC issued an order addressing the requests for rehearing of the March 26, 2004 order. The FERC generally denied rehearing of the March 26, 2004 order, but granted rehearing on a limited number of issues. On the issues described above, the FERC affirmed its determination that we must separate our Emergency Eminence Withdrawal service from our Rate Schedule FT service, but granted rehearing to require that each Rate Schedule FT shipper that currently has access to the Emergency Eminence Withdrawal service must subscribe to its proportionate share of the unbundled Emergency Eminence Withdrawal service until its Rate Schedule FT contract terminates. The FERC also affirmed its determinations that our existing treatment of the arrangement with our former affiliate relating to right of way is just and reasonable, our proposal to roll-in the costs of the Cherokee, Pocono and SunBelt projects is unjust and unreasonable, and our proposal to recover the costs of the Mobile Bay expansion project on a rolled-in basis is just and reasonable. The August 5, 2005 order did grant rehearing on certain of the cost allocation, rate design and tariff issues, finding, among other things, that we must adopt a “paper” pooling method for our Rate Zone 4, and that we must allocate storage costs to incremental transportation services and to the transportation component of our bundled storage services and include additional storage services in the allocation of storage costs to our transportation services. Pursuant to the Settlement, the changes to our existing practices required by or affirmed in the August 5, 2005 order would be implemented on a prospective basis. On September 6, 2005, several parties, including Transco, filed requests for rehearing of the FERC’s August 5, 2005 order. In addition, the FERC’s orders have been appealed to the United State Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).
     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at December 31, 2005, was approximately $305 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including Transco, filed in the D.C. Circuit Court petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.
     While the proceedings related to the 1996 application were pending, we filed with the FERC the applications described below seeking authorization to abandon portions of the facilities included in the 1996 application.
     North Padre Island/Central Texas Systems Spin-down Proceeding (Docket Nos. CP01-32 and CP01-34) In 2000, we filed an application with the FERC seeking authorization to abandon certain of our offshore Texas facilities by conveyance to Gas Processing. Gas Processing filed a contemporaneous request that the FERC declare that the facilities sought to be abandoned would be considered nonjurisdictional gathering facilities upon transfer to Gas Processing. The FERC approved the abandonment and the non-jurisdictional treatment of all of these facilities. Effective December 2001, we transferred to Gas Processing the North Padre Island facilities through a non-cash dividend of $3.3 million, which represents the net book value of the facilities as of that date. Parties filed petitions for review of the FERC’s orders with the D.C. Circuit Court which were consolidated with the appeals of the FERC’s orders in CP96-206 and CP96-207, discussed above, and which were denied by the D.C. Circuit Court in its opinion issued in June, 2003. In 2001, Shell Offshore, Inc. filed a complaint at the FERC against Gas Processing, Williams Field Services Company (WFS) and us alleging concerted actions by these affiliates frustrated the FERC’s regulation of us. The alleged actions are related to offers of gathering service by WFS and its subsidiaries with respect to the North Padre Island facilities. In 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined a gathering rate for service on these facilities, which is to be collected by us. Transco, Gas Processing and WFS each sought rehearing of the FERC’s order, and in May 2003, the FERC denied those requests for rehearing. Transco, Gas Processing and WFS filed petitions for review of the FERC’s orders with the D.C. Circuit Court and on July 13, 2004, the court granted the petitions, vacating the FERC’s orders and remanding the case to the FERC for further proceedings not inconsistent with the court’s opinion. On February 15, 2005, the FERC issued an order in response to the D.C. Circuit Court remand. In that order, the FERC determined that, based on the record and the court’s decision, there is not a sufficient basis to reassert NGA jurisdiction or to assert Outer Continental Shelf Lands Act jurisdiction over the gathering rates and service on the North Padre Island facilities. Accordingly, the FERC reversed its initial decision, dismissed the complaint filed by Shell, and directed us to remove the North Padre Island gathering rate and rate schedule from our tariff. On March 7, 2005, Shell filed a request for rehearing of the FERC’s February 15, 2005 order. On September 15, 2005, the FERC issued an order denying Shell’s request for rehearing and terminated this Docket No. RP02-99 proceeding, but concurrently with that order instituted a notice of inquiry in Docket No. PL05-10-000 to evaluate possible changes to its test for reassertion of NGA jurisdiction over gathering facilities. If the FERC adopts a different test, the FERC stated that its action in denying Shell’s request for rehearing is without prejudice to Shell’s ability to present evidence that would satisfy that new test. On October 17, 2005, Shell filed a request for rehearing of the FERC’s September 15, 2005 order.
     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. In that order, the FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. After we filed our initial brief, the FERC filed a motion for a voluntary remand of the record to permit the FERC to further consider the issues raised and to hold the proceedings in abeyance pending issuance of FERC orders on the matter. On February 11, 2005, the D.C. Circuit Court granted FERC’s motion and remanded the record of this proceeding to the FERC. On June 16, 2005, the FERC issued an order on remand, which, among other things, modifies the remedy adopted in its earlier orders to require Transco to reimburse the customer for any additional costs that it incurs following the transfer of the facilities and seeks to provide further support for its rulings in this proceeding. On July 18, 2005, we filed a request for rehearing of the June 16, 2005 order, which the FERC denied on February 21, 2006. While we have not yet transferred any of the facilities authorized for spin down to our affiliate, we continue to evaluate the option of doing so. At December 31, 2005, the net book value of these facilities was $62 million including the Williams purchase price allocation pushed down to Transco.
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
     South Texas Pipeline Facilities Abandonment Proceeding In May 2003, the FERC denied our request to abandon the South Texas pipeline facilities by sale to a third party. On June 25, 2003, Transco and the third party purchaser announced that they had agreed to terminate the purchase and sale agreement for the facilities. On July 6, 2004, we executed another agreement to sell the South Texas pipeline facilities to a third party, but on March 24, 2005, the FERC denied our application for authorization to effectuate the sale. The net book value of the South Texas pipeline facilities as of December 31, 2005 was approximately $28 million, including the Williams purchase price allocation pushed down to Transco.
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
     The FERC then issued orders in which it addressed our proposed method for recovering the permitted adjustments. The FERC determined that rather than collecting the revenue (including interest) represented by the adjustments, we should collect only the actual volumes comprising the adjustments. In the third quarter of 2002, as a result of the FERC’s determination, we recorded $3 million of interest expense that had been previously reduced in the second quarter of 2001. Certain customers filed requests for rehearing of the FERC’s decision, the FERC denied those requests and several parties filed a joint petition for review in the D.C. Circuit Court of the FERC’s order. In accordance with the FERC’s order, on January 21, 2004 we distributed refunds and assessed surcharges to our customers for the period April 1, 1999 through March 31, 2003. On March 10, 2004, we assessed further surcharges to our customers covering the period April 1, 2003 through January 31, 2004. We implemented the revised fuel retention factors resulting from application of the FERC’s order on a prospective basis beginning February 1, 2004. Following the filing of the petitioners’ initial brief in their appeal of the FERC’s orders, the FERC filed a motion with the D.C. Circuit Court requesting that the court remand the record of the proceeding to the FERC to permit the FERC to further consider the issues raised by the petitioners and to hold the appeal in abeyance pending issuance of any further FERC order on this matter. On November 29, 2004, the D.C. Circuit Court issued an order granting the FERC’s motion. Pursuant to a settlement agreement between Transco and petitioners, on April 5, 2005, the petitioners filed a motion with the FERC stating that they had determined that they no longer wished to contest the FERC’s orders that were under review in the appeal, and requested that the FERC issue an order terminating the remand proceeding. On June 1, 2005, the FERC issued an order terminating the remand proceeding which became final on July 1, 2005. On July 6, 2005, the petitioners filed a motion with the D.C. Circuit Court to dismiss their appeal with prejudice. On August 8, 2005, the D.C. Circuit Court granted the petitioners’ motion to dismiss their petition for review of the FERC’s orders. Consequently, we reversed in the third quarter a related liability which resulted in an increase to pre-tax income of approximately $14.2 million, of which $5.2 million arose as a result of fuel volumes recovered in 2005. We will continue to recognize monthly reductions to operating expenses through March 2006 resulting from additional recoveries relating to the 1999 Fuel Tracker.
     FERC enforcement matter By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and Williams, WPC and us which resolved certain FERC staff’s allegations. As part of the settlement, WPC agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipeline, including Transco. We also agreed to pay a civil penalty in five equal installments, of which two $4 million installments will be paid in 2006 and 2007.
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
     As a result of these settlements, we have been sued by certain producers seeking indemnification. We are currently a defendant in one such lawsuit. The producer claims damages, including interest calculated through December 31, 2005 of approximately $11 million. The Louisiana Court of Appeals affirmed a lower court’s judgment in our favor, and the producer is now seeking to have the case reviewed by the Louisiana Supreme Court.
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against certain of the Williams defendants, including Transco. The District Court is in the process of considering whether to affirm or reject the special master’s recommendations and heard oral arguments on December 9, 2005.
     Hurricanes lawsuits We were named as a defendant in two class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana in September and October 2005 arising from hurricanes that struck Louisiana in 2005. The class plaintiffs, purporting to represent all persons, businesses and entities in the State of Louisiana who have suffered damage as a result of the winds and storm surge from the hurricanes, allege that the operating activities of the two sub-classes of defendants, which all oil and gas pipelines that dredged pipeline canals or installed pipelines in the marshes of south Louisiana (including us) and all oil and gas exploration and production companies which drilled for oil and gas or dredged canals in the marshes of south Louisiana, have altered marshland ecology and caused marshland destruction which otherwise would have averted all or almost all of the destruction and loss of life caused by the hurricanes. Plaintiffs request that the court allow the lawsuits to proceed as class actions and seek legal and equitable relief in an unspecified amount. We are presently reviewing the petitions in preparation for filing responsive pleadings in these cases.
Environmental Matters
     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that over the next three years environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $14 million to $16 million, measured on an undiscounted basis. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2005, we had a balance of approximately $14 million for these estimated costs recorded in current liabilities ($4.6 million) and other long-term liabilities ($9.5 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Consolidated Balance Sheet.
     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $14 million to $16 million range discussed above.
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
     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to stationary sources, air toxics, ozone non-attainment areas and acid rain. During the last few years we have been installing new emission control devices required for new or modified facilities in areas designated as non-attainment by EPA. We operate some of our facilities in areas of the country currently designated as non-attainment with the one-hour ozone standard. In April 2004, EPA designated eight-hour ozone non-attainment areas. We also operate facilities in areas of the country now designated as non-attainment with the eight-hour ozone standard. Pursuant to non-attainment area requirements of the 1990 Amendments, and proposed EPA rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. In March 2004 and June 2004, the EPA promulgated additional regulations regarding hazardous air pollutants; these regulations may impose controls in addition to the controls described above. The emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $40 million to $45 million subsequent to 2005. EPA’s recent designation of new non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $275 million and $325 million over the remaining assessment period of 2006 through 2012, a portion of which will be expensed beginning January 1, 2006 (see Note 1). Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     Aging Pipeline Infrastructure While well maintained pipeline facilities can operate safely for decades, there are challenges associated with operating and maintaining aging pipeline infrastructure. Increased expenditures may be required to replace obsolete equipment and deteriorating pipeline infrastructure, such as pipeline coating and cathodic protection facilities
Summary
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $126 million at December 31, 2005.We have commitments for gas purchases of approximately $271 million at December 31, 2005.

4. DEBT, FINANCING ARRANGEMENTS AND LEASES
     Long-term debt At December 31, 2005 and 2004, long-term debt issues were outstanding as follows (in thousands):

	2005	2004
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
6-1/8% due 2005	—	200,000
6-1/4% due 2008	100,000	100,000
Floating Rate due 2008	75,000	75,000
7% due 2011	300,000	300,000
8.875% Note due 2012	325,000	325,000

Total notes	800,000	1,000,000

Total long-term debt issues	1,007,500	1,207,500
Unamortized debt premium and discount	(6,877)	(7,651)
Current maturities	—	(199,991)

Total long-term debt, less current maturities	$1,000,623	$999,858

     Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2005 are as follows (in thousands):
     2008:

6-1/4% Note	$100,000

Floating Rate Note	$75,000

$175,000

     There are no maturities applicable to long-term debt outstanding for the years 2006, 2007, 2009 and 2010.
     No property is pledged as collateral under any of our long-term debt issues.

     During May 2005, we, together with Williams and Northwest Pipeline Corporation, an affiliate, amended and restated our $1.275 billion secured revolving credit facility (Credit Agreement), which is available for borrowings and letters of credit, resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided Williams’ guarantee for the obligations of Williams Partners L.P. under this agreement;

•	released certain Williams’ midstream assets held as collateral and replaced them with our common stock; and

•	reduced commitment fees and margins.
     At December 31, 2005, letters of credit totaling $378 million, none of which are associated with us, have been issued and no revolving credit loans were outstanding. Transco and Northwest Pipeline each have access to $400 million under this facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.325 % annually) based on the unused portion of the facility. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.
     On December 10, 2004, we issued $75 million of Floating Rate Senior Notes due 2008. Interest is payable on January 15, April 15, July 15, and October 15 of each year, beginning on April 15, 2005. The notes bear interest at the three-month LIBOR rate plus 1.28% and will mature on April 15, 2008. The interest rate as of December 31, 2005 was 5.88%. Interest on the notes is reset on each interest payment date. The notes are unsecured and unsubordinated indebtedness and rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. The net proceeds from this offering were used to repay a portion of $200 million of our 6 1/8% Senior Notes that matured on January 15, 2005.
     Restrictive covenants At December 31, 2005, none of our debt instruments restrict the amount of dividends distributable to WGP.
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

     The future minimum lease payments under our various operating leases, including the Williams Tower lease are as follows (in thousands):

	Operating Leases
	Williams Tower	Other Leases	Total
2006	$4,329	$2,239	$6,568
2007	4,398	485	4,883
2008	4,571	111	4,682
2009	4,796	114	4,910
2010	5,021	117	5,138
Thereafter	16,956	499	17,455

Total net minimum obligations	$40,071	$3,565	$43,636

     Our lease expense was $14.1 million in 2005, $12.7 million in 2004, and $12.6 million in 2003.
5. EMPLOYEE BENEFIT PLANS
     Pension plans We participate in noncontributory defined benefit pension plans with Williams and its subsidiaries that provide pension benefits for our retired employees. Cash contributions related to our participation in the plans totaled $14.0 million in 2005, $11.3 million in 2004 and $13.4 million in 2003.
     The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording of an additional pension liability in 1995, for the amount that the projected benefit obligation exceeded the plan assets. The remaining amount of additional pension costs deferred at December 31, 2005 and 2004 is $4.6 million and $3.9 million, respectively, and is expected to be recovered through future rates generally over the average remaining service period for active employees.
     At December 31, 2005 and 2004, we had recorded an additional minimum pension liability of $2.3 million and $1.6 million, respectively. As required by FERC accounting guidance, this balance was recorded as a regulatory asset instead of accumulated other comprehensive income.
     Postretirement benefits other than pensions We participate in a plan with Williams and its subsidiaries that provides certain health care and life insurance benefits for our retired employees that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. Cash contributions totaled $3.5 million in 2005, $2.4 million in 2004, and $0.5 million in 2003. We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to revenues and collected or refunded through future rate adjustments. The amounts of postretirement benefits costs deferred as a regulatory asset at December 31, 2005 and 2004 are $24.3 million and $26.6 million, respectively, and are expected to be recovered through future rates generally over the average remaining service period for active employees.
     The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording in 1995 of a postretirement benefits liability for the amount that the accumulated postretirement benefit obligation exceeded the plan assets.

     Defined contribution plan Our employees participate in a Williams defined contribution plan. We recognized compensation expense of $4.8 million, $4.4 million and $4.6 million in 2005, 2004 and 2003, respectively.
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
     On May 15, 2003, Williams’ shareholders approved a stock option exchange program. Under this program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003 and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options. The remaining pro forma expense on the cancelled options was amortized through 2004.
     The following summary provides information about our employees’ stock option activity related to Williams common stock for 2005, 2004 and 2003 (options in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of year	3,412	$14.94	3,689	$14.17	4,809	$19.33
Granted (1)	447	19.29	541	9.93	695	10.00
Exercised	(935)	9.02	(741)	5.07	(12)	5.41
Forfeited/expired (2)	(65)	29.87	(160)	23.80	(1,982)	25.88
Employee transfers, net	535	—	83	—	179	—

Outstanding — end of year	3,394	$16.56	3,412	$14.94	3,689	$14.17

Exercisable at year end	2,515	$17.10	2,765	$16.04	1,705	$23.95

(1)	All of the 2003 stock options granted relate to the stock option exchange program described above.

(2)	Includes 1,856 options that were cancelled on June 26, 2003, under the stock option exchange program described above.

     The following summary provides information about Williams common stock options that are outstanding and exercisable by our employees at December 31, 2005 (options in thousands):

	Stock Options Outstanding			Stock Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Options	Price	Life (years)	Options	Price
$2.27 to $10.00	1,715	$7.24	6.2	1,316	$6.42
$14.80 to $15.89	284	$15.66	2.9	284	$15.66
$19.29 to $31.56	832	$21.78	6.1	352	$25.18
$34.54 to $42.29	563	$37.74	2.2	563	$37.74

Total	3,394	$16.56	5.2	2,515	$17.10

     The estimated fair value at date of grant of options for Williams common stock granted in 2005 and 2004, using the Black-Scholes option pricing model, is as follows:

	2005	2004
Weighted-average grant date fair value of options for Williams common stock granted during the year	$6.70	$4.54
Assumptions:
Dividend yield	1.6%	0.4%
Volatility	33.3%	50%
Risk-free interest rate	4.05%	3.3%
Expected life (years)	6.5	5.0
     In 2003 the stock options granted to Transco employees were solely related to the employee stock option exchange described above. The weighted average fair value of these options is $1.58, which is the difference in the fair value of the new options granted and the fair value of the exchanged options. The assumptions used in the fair value calculation of the new options granted were: 1) dividend yield of 0.4%; 2) volatility of 50%; 3) weighted average expected remaining life of 3.4 years; and 4) weighted average risk free interest rate of 1.99%.
     Pro forma net income, assuming we had applied the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation cost beginning with 1997 employee stock-based awards, is disclosed under “Employee stock-based awards” in Note 1.

6. INCOME TAXES
     Following is a summary of the provision for income taxes for 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
		(Restated)	(Restated)
Federal:
Current	$96,420	$68,707	$75,839
Deferred	(1,710)	28,331	28,909

	94,710	97,038	104,748

State and municipal:
Current	14,435	11,400	10,542
Deferred	794	3,483	3,601

	15,229	14,883	14,143

Provision for income taxes	$109,939	$111,921	$118,891

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

	2005	2004	2003
		(Restated)	(Restated)
Taxes computed by applying the federal statutory rate	$103,339	$101,981	$109,350
State and municipal income taxes	9,599	9,676	9,194
Excess deferred taxes	(2,996)	—	—
Other, net	(3)	264	347

Provision for income taxes	$109,939	$111,921	$118,891

     We provide for income taxes using the assets and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” During 2005, as a result of the reconciliation of our tax basis and book basis assets and liabilities, we recorded a $3.0 million tax benefit adjustment to reduce the overall deferred income tax liabilities on the Consolidated Balance Sheet.

     Significant components of deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
		(Restated)
Deferred tax liabilities

Property, plant and equipment	$993,634	$957,603
Deferred charges	28,948	35,717
Regulatory liabilities	48,227	11,223
Investments	4,795	3,525

Total deferred tax liabilities.	1,075,604	1,008,068

Deferred tax assets

Estimated rate refund liability	1,402	3,430
Accrued payroll and benefits	40,939	8,493
Deferred state income taxes	37,957	38,566
Other accrued liabilities	36,099	14,014
Other	18,987	2,750

Total deferred tax assets	135,384	67,253

Net deferred tax liabilities	$940,220	$940,815

7. FINANCIAL INSTRUMENTS
     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of December 31, 2005 and 2004 are as follows (in thousands):

	Carrying Amount		Fair Value
	2005	2004	2005	2004
Financial assets:
Cash	$362	$176	$362	$176
Short-term financial assets	131,288	303,324	131,288	303,324
Long-term financial assets	2,741	2,314	2,741	2,314
Financial liabilities:
Long-term debt, including current portion	1,000,623	1,199,849	1,085,635	1,308,938
     For cash and short-term financial assets (third-party notes receivable and advances to affiliates) that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (long-term receivables), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate.
     The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. At both December 31, 2005 and 2004, approximately 93 percent of our long-term debt was publicly traded. We use the expertise of outside investment banking firms to assist with the estimate of the fair value of our long-term debt.
     Credit and market risk As of December 31, 2005 and 2004, we had trade receivables (net of allowance) of $87 million and $98 million, respectively. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customer’s financial condition and require collateral from our customers, if necessary. We have not historically experienced significant credit losses in connection with our trade receivables.
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of December 31, 2005 and 2004, we had advances to affiliates of $130 million and $303 million, respectively. Advances to affiliates are due on demand. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.
8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
     Major Customers In 2005, operating revenues received from Public Service Enterprise Group, Piedmont Natural Gas Company, and Keyspan Corporation, our three major customers, were $112.2 million, $97.1 million, and $82.8 million respectively. In 2004, our three major customers were Piedmont Natural Gas Company, PSEG Energy Resources & Trade, LLC, and Philadelphia Gas Works, providing operating revenues of $168.3 million, $115.1 million, and $92.5 million, respectively. In 2003, our three major customers were PSEG Energy Resources & Trade, LLC, WPC, an affiliate, and Philadelphia Gas Works providing operating revenues of $115.0 million, $109.1 million, and $97.5 million, respectively.
     Affiliates Included in our operating revenues for 2005, 2004, and 2003 are revenues received from affiliates of $87.1 million, $119.3 million and $186.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WPC manages our jurisdictional merchant gas sales. For the years ended December 31, 2005, 2004, and 2003, included in our cost of sales is $5.5 million, $14.3 million and $13.4 million, respectively, representing agency fees billed to us by WPC under the agency agreement.
     Included in our cost of sales for 2005, 2004, and 2003 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $75.7 million, $211.2 million and $222.4 million, respectively. All gas purchases are made at market or contract prices.
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
     Also included in our cost of transportation is transportation expense of $1.6 million in 2003, applicable to the transportation of gas by Texas Gas Transmission Corporation (Texas Gas), a former affiliate. Texas Gas was sold by Williams on May 16, 2003.
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2005, 2004, and 2003 were $50.6 million, $45.1 million and $24.5 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Beginning in May 1995, Williams Field Services Company (WFS), an affiliated company, operated our production area facilities pursuant to the terms of an operating agreement. In response to FERC Order No. 2004, we terminated the operating agreement and effective June 1, 2004, we resumed operating these facilities. Included in our operation and maintenance expenses for 2004 and 2003 are $15.5 million and $37.2 million, respectively, charged by WFS to operate our gas gathering facilities.
     Effective June 1, 2004 and pursuant to an operating agreement, we serve as contract operator on certain WFS facilities. Transco recorded reductions in operating expenses for services provided to WFS for $7.5 million and $3.8 million in 2005 and 2004 respectively, under terms of the operating agreement.
     In April 2005, we sold our interest in certain gas pipeline and related facilities and equipment, located in the Ship Shoal Area, Offshore Louisiana, to Williams Mobile Bay Producer Services, L.L.C., an affiliated company, for $6.9 million. The sale of these assets was at book value, and resulted in no gain or loss.

9. QUARTERLY INFORMATION (UNAUDITED)
The following summarizes selected quarterly financial data for 2005 and 2004 (in thousands):

2005	First	Second	Third (1)	Fourth
	(Restated)	(Restated)	(Restated)
Operating revenues	$348,945	$263,802	$270,891	$302,775
Operating expenses	260,044	176,553	178,404	229,327

Operating income	88,901	87,249	92,487	73,448
Interest expense	20,120	19,672	19,782	20,087
Other (income) and deductions, net	(6,818)	(8,394)	(9,227)	(8,391)

Income before income taxes	75,599	75,971	81,932	61,752
Provision for income taxes	28,459	28,682	31,357	21,441

Net income	$47,140	$47,289	$50,575	$40,311

2004	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$365,338	$320,558	$303,424	$330,496
Operating expenses	275,558	234,878	220,837	242,441

Operating income	89,780	85,680	82,587	88,055
Interest expense	22,166	22,164	22,302	22,110
Other (income) and deductions, net	(5,310)	(7,768)	(9,564)	(11,373)

Income before income taxes	72,924	71,284	69,849	77,318
Provision for income taxes	27,989	27,209	26,403	30,320

Net income	$44,935	$44,075	$43,446	$46,998

(1)	Includes a $14.2 million decrease to operating expenses resulting from a reversal of a liability related to the 1999 Fuel Tracker.

The following schedules reconcile the amounts as originally reported in our Consolidated Statement of Income (in thousands):

First Quarter 2005	As Reported	Adjustment	As Restated
Operating revenues	$348,945	$—	$348,945
Operating expenses	257,181	2,863	260,044

Operating income	91,764	(2,863)	88,901
Interest expense	20,120	—	20,120
Other (income) and deductions, net	(6,818)	—	(6,818)

Income before income taxes	78,462	(2,863)	75,599
Provision for income taxes	29,542	(1,083)	28,459

Net income	$48,920	$(1,780)	$47,140

Second Quarter 2005	As Reported	Adjustment	As Restated
Operating revenues	$263,802	$—	$263,802
Operating expenses	175,310	1,243	176,553

Operating income	88,492	(1,243)	87,249
Interest expense	19,672	—	19,672
Other (income) and deductions, net	(8,394)	—	(8,394)

Income before income taxes	77,214	(1,243)	75,971
Provision for income taxes	29,152	(470)	28,682

Net income	$48,062	$(773)	$47,289

Third Quarter 2005	As Reported	Adjustment	As Restated
Operating revenues	$270,891	$—	$270,891
Operating expenses	178,625	(221)	178,404

Operating income	92,266	221	92,487
Interest expense	19,782	—	19,782
Other (income) and deductions, net	(9,227)	—	(9,227)

Income before income taxes	81,711	221	81,932
Provision for income taxes	31,273	84	31,357

Net income	$50,438	$137	$50,575

First Quarter 2004	As Reported	Adjustment	As Restated
Operating revenues	$365,338	$—	$365,338
Operating expenses	273,166	2,392	275,558

Operating income	92,172	(2,392)	89,780
Interest expense	22,166	—	22,166
Other (income) and deductions, net	(5,310)	—	(5,310)

Income before income taxes	75,316	(2,392)	72,924
Provision for income taxes	28,894	(905)	27,989

Net income	$46,422	$(1,487)	$44,935

Second Quarter 2004	As Reported	Adjustment	As Restated
Operating revenues	$320,558	$—	$320,558
Operating expenses	234,753	125	234,878

Operating income	85,805	(125)	85,680
Interest expense	22,164	—	22,164
Other (income) and deductions, net	(7,768)	—	(7,768)

Income before income taxes	71,409	(125)	71,284
Provision for income taxes	27,256	(47)	27,209

Net income	$44,153	$(78)	$44,075

Third Quarter 2004	As Reported	Adjustment	As Restated
Operating revenues	$303,424	$—	$303,424
Operating expenses	219,937	900	220,837

Operating income	83,487	(900)	82,587
Interest expense	22,302	—	22,302
Other (income) and deductions, net	(9,564)	—	(9,564)

Income before income taxes	70,749	(900)	69,849
Provision for income taxes	26,743	(340)	26,403

Net income	$44,006	$(560)	$43,446

Fourth Quarter 2004	As Reported	Adjustment	As Restated
Operating revenues	$330,496	$—	$330,496
Operating expenses	236,612	5,829	242,441

Operating income	93,884	(5,829)	88,055
Interest expense	22,110	—	22,110
Other (income) and deductions, net	(11,373)	—	(11,373)

Income before income taxes	83,147	(5,829)	77,318
Provision for income taxes	32,525	(2,205)	30,320

Net income	$50,622	$(3,624)	$46,998

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
		Charged to
	Beginning	Costs and			Ending
Description	Balance	Expenses	Other	Deductions	Balances
Year ended December 31, 2005:
Reserve for rate refunds	$8,919	$8,194	$—	$(13,350)	$3,763
Reserve for doubtful receivables	778	—	—	(269)	509
Year ended December 31, 2004:
Reserve for rate refunds	10,610	7,417	(7,637)	(1,471)	8,919
Reserve for doubtful receivables	2,470	490	—	(2,182)	778
Year ended December 31, 2003:
Reserve for rate refunds	9,247	2,830	—	(1,467)	10,610
Reserve for doubtful receivables	2,220	250	—	—	2,470

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Through this evaluation we identified two material weaknesses related to our natural gas inventory valuation accounting and our accounting for transportation and exchange imbalances, as described below. Our Senior Vice President and our Vice President and Treasurer have concluded that as a result of the material weaknesses, our disclosure controls and procedures were not effective at a reasonable assurance level, as of the end of the period covered by this Annual Report on Form 10-K, and were not effective at a reasonable assurance level at December 31, 2004.
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In the first quarter of 2006, we identified a material weakness in internal control over financial reporting associated with our natural gas inventory valuation accounting for the period from June 2000 to December 2005. Specifically, the material weakness related to the calculation of the weighted average cost of our natural gas inventory, which in turn affected the calculation of fuel gains and losses, storage losses, and deferred cash-out gains and losses during that period. In the first quarter of 2006, we corrected our valuation accounting for natural gas system inventory, which resulted in the restatement of our consolidated financial statements for each of the two years in the period ending December 31, 2004, and retained earnings at January 1, 2003. See Item 8. Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements, Note 2. Restatement in this Form 10-K.
     During the fourth quarter of 2005, we identified as a material weakness in internal control over financial reporting the absence of an effective control to identify to specific customers a material amount of transportation and exchange imbalance volumes, primarily for the period April 2003 to December 2004. These natural gas volumes represent gas received in excess of amounts delivered on our pipeline systems that have not yet been associated with specific transportation contracts and related customers, and are recorded within Transportation and Exchange Gas Payables in our consolidated balance sheet. Commencing in 2006, we will be performing analyses of historical data pertaining to transportation and exchange imbalance volumes and utilizing newly developed system reporting tools that will assist us in identifying the natural gas volumes relative to 2003 and 2004 to specific transportation contracts and related customers.
     In light of these material weaknesses, in preparing our consolidated financial statements for inclusion in this Annual Report on Form 10-K, we performed additional valuations, analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for the three years in the period ending December 31, 2005 have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     None

PART III
     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, the information required by Items 10, 11, 12, and 13 is omitted.
ITEM 14. Principal Accountant Fees and Services
     Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2005	2004
Audit Fees	$1,941	$1,468
Audit-Related Fees	87	76
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,028	$1,544

     Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation. Audit-related fees include other attest services.
     As a wholly-owned subsidiary of Williams, we do not have a separate audit committee. The Williams audit committee policies and procedures for pre-approving audit and non-audit services will be filed with the Williams Proxy Statement to be filed with the Securities and Exchange Commission on or before April 10, 2006.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

Page
Reference to
2005 10-K
A. Index

1. Financial Statements:
Report of Independent Registered Public Accounting Firm - Ernst &Young LLP	27

Consolidated Statement of Income for the Years Ended December 31, 2005, 2004 and 2003	28

Consolidated Balance Sheet as of December 31, 2005 and 2004	29-30

Consolidated Statement of Common Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003	31

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	32

Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	33-34

Notes to Consolidated Financial Statements	35-77

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2005, 2004 and 2003	78

The following schedules are omitted because of the absence of the conditions under which they are required:

I, III, IV, and V.

3.	Exhibits:

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
(2)	Plan of acquisition, reorganization arrangement, liquidation or succession
–	Stock Option Agreement dated as of December 12, 1994 by and between The Williams Companies, Inc. and Transco Energy Company. (Exhibit 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)
(3)	Articles of incorporation and by-laws
–	1	Second Restated Certificate of Incorporation, as amended, of Transco. (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)
a)	Certificate of Amendment, dated August 4, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

b)	Certificate of Amendment, dated December 23, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

c)	Certificate of Amendment, dated August 12, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)
–	2	By-Laws of Transco, as Amended and Restated April 1, 2003 (filed as Exhibit 3.2 to Transco Form 10-K filed March 30, 2005)
(4)	Instruments defining the rights of security holders, including indentures
–	1	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

–	2	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

–	3	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

–	4	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

–	5	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as trustee (Exhibit 4.1 to Transco Form 8-K filed December 21, 2004)
(10)	Material contracts
–	1	Transco Energy Company Tran$tock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

–	2	Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to Transco Form 10-K filed March 30, 2005).

–	3	U.S $1,000,000,000 Credit Agreement dated as of May 3, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, as Borrowers, Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citibank, N.A. and Bank of America, N.A., as Issuing Banks, the banks named therein as Banks, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, The Bank of Nova Scotia, The Royal Bank of Scotland plc as Co-Documentation Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Co-Book Runners (filed as Exhibit 10.4 to The Williams Companies, Inc. Form 10-Q filed May 6, 2004 Commission File Number 1-4174).

–	4	Letter of Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreements dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent, the Banks and Issuing Banks party thereto and Citibank, N.A. and Bank of America, N.A. (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 10-Q filed November 4, 2004 Commission File Number 1-4174).

–	5	Revolving Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent and the Banks and Issuing Banks party thereto, the Issuing Banks and Citicorp USA, Inc. (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q filed November 4, 2004 Commission File Number 1-4174).

–	6	Amendment Agreement dated as of October 19, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, as Borrowers, the banks, financial institutions and other institutional lenders that are parties of the Credit Agreement dated as of May 3, 2004 among the Borrowers, the Banks, Citicorp USA, Inc., as agent and Citibank, N.A. and Bank of America, N.A., as issuers of letters of credit under the Credit Agreement, the Agent and the Issuing Banks (filed as Exhibit 10.29 to The Williams Companies, Inc. Form 10-K filed March 11, 2005 Commission File Number 1-4174).
–	7	U.S. $1,275,000,000 Amended and Restated Credit Agreement dated as of May 20, 2005 among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, Williams Partner L.P., as Borrowers, Citicorp USA, Inc. as Administrative Agent and Collateral Agent, Citibank, N.A. and Bank of America, N.A. as Issuing Banks and The Banks Named Herein as Banks (filed as Exhibit 1.1 to the Transco Form 8-K filed May 26, 2005).
(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of attorney with certified resolution

(31)	Section 302 Certifications
–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2006.

TRANSCONTINENTAL GAS PIPE
LINE CORPORATION
(Registrant)

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 31st day of March 2006, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN J. MALCOLM* Steven J. Malcolm	Chairman of the Board

/s/ PHILLIP D. WRIGHT * Phillip D.Wright	Director and Senior Vice President (Principal Executive Officer)

/s/ FRANK J. FERAZZI *	Director and Vice President

Frank J. Ferazzi

/s/ RICHARD D. RODEKOHR* Richard D. Rodekohr	Vice President and Treasurer (Principal Financial Officer)

/s/ JEFFREY P. HEINRICHS * Jeffrey P. Heinrichs	Controller (Principal Accounting Officer)

By /s/ JEFFREY P. HEINRICHS * Jeffrey P. Heinrichs
Attorney-in-fact