Form 10-Q
period 2006-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2006-08-08
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     The number of shares of Common Stock, par value $1.00 per share, outstanding as of July 31, 2006 was 100.
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
     For a discussion of additional information on the restatement, along with restated financial statements for the three and six months ending June 30, 2005, see “Part I. Financial Information: Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Restatement.”

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
     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2005 Annual Report on Form 10-K and 2006 First Quarter Report on Form 10-Q.

PART 1 – FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Operating Revenues:
Natural gas sales	$39,951	$40,658	$67,883	$161,164
Natural gas transportation	187,605	188,741	382,802	383,999
Natural gas storage	29,861	30,261	60,016	61,135
Other	3,395	4,142	9,702	6,449

Total operating revenues	260,812	263,802	520,403	612,747

Operating Costs and Expenses:
Cost of natural gas sales	39,954	40,612	67,881	161,118
Cost of natural gas transportation	2,771	3,239	6,574	8,225
Operation and maintenance	53,106	48,655	105,831	96,012
Administrative and general	36,005	22,446	67,917	48,504
Depreciation and amortization	51,688	49,865	102,587	98,534
Taxes – other than income taxes	12,725	11,333	26,672	23,580
Other, net	(3,336)	403	(4,813)	624

Total operating costs and expenses	192,913	176,553	372,649	436,597

Operating Income	67,899	87,249	147,754	176,150

Other (Income) and Other Deductions:
Interest expense	22,941	19,672	38,014	39,792
Interest income – affiliates	(4,613)	(2,494)	(6,557)	(5,156)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,909)	(2,244)	(5,369)	(3,935)
Equity in earnings of unconsolidated affiliates	(1,962)	(1,803)	(3,746)	(3,450)
Miscellaneous other (income) deductions, net	(787)	(1,853)	(3,114)	(2,671)

Total other (income) and other deductions	12,670	11,278	19,228	24,580

Income before Income Taxes	55,229	75,971	128,526	151,570

Provision for Income Taxes	21,104	28,682	48,689	57,141

Net Income	$34,125	$47,289	$79,837	$94,429

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:

Cash	$186	$362
Receivables:
Affiliates	4,095	4,374
Advances to affiliates	210,680	130,307
Others, less allowance of $394 ($509 in 2005)	94,867	93,827
Transportation and exchange gas receivables	9,650	9,906
Inventories	119,426	82,680
Deferred income taxes	16,078	15,283
Other	32,042	17,663

Total current assets	487,024	354,402

Investments, at cost plus equity in undistributed earnings	44,680	44,108

Property, Plant and Equipment:
Natural gas transmission plant	6,275,626	6,134,951
Less-Accumulated depreciation and amortization	1,863,098	1,776,946

Total property, plant and equipment, net	4,412,528	4,358,005

Other Assets	269,781	257,835

Total assets	$5,214,013	$5,014,350

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Payables:
Affiliates	$47,136	$27,812
Other	79,451	80,876
Transportation and exchange gas payables	23,931	49,657
Accrued liabilities	142,852	168,730
Reserve for rate refunds	6,743	3,763

Total current liabilities	300,113	330,838

Long-Term Debt	1,201,031	1,000,623

Other Long-Term Liabilities:
Deferred income taxes	985,697	955,503
Other	172,429	172,764

Total other long-term liabilities	1,158,126	1,128,267

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	902,437	902,600
Accumulated other comprehensive loss	(124)	(408)

Total common stockholder’s equity	2,554,743	2,554,622

Total liabilities and stockholder’s equity	$5,214,013	$5,014,350

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$79,837	$94,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	101,099	99,081
Deferred income taxes	29,213	4,634
Allowance for equity funds used during construction (Equity AFUDC)	(3,996)	(2,638)
Changes in operating assets and liabilities:
Receivables — affiliates	279	(2,585)
— others	(1,040)	31,562
Transportation and exchange gas receivables	256	(4,665)
Inventories	(36,746)	14,658
Payables — affiliates	19,324	(912)
— others	36,326	(2,670)
Transportation and exchange gas payables	(25,726)	(5,365)
Accrued liabilities	(23,572)	(20,168)
Reserve for rate refunds	2,980	(3,573)
Other, net	(28,555)	(20,070)

Net cash provided by operating activities	149,679	181,718

Cash flows from financing activities:
Additions of long-term debt	200,000	—
Retirement of long-term debt	—	(200,000)
Debt issue costs	(3,120)	(255)
Change in cash overdrafts	(23,007)	(6,507)
Common stock dividends paid	(80,000)	(45,000)

Net cash provided by (used in) financing activities	93,873	(251,762)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(151,712)	(92,811)
Changes in accounts payable	(14,744)	(5,396)
Advances to affiliates, net	(80,373)	163,013
Advances to others, net	355	376
Other, net	2,746	4,919

Net cash provided by (used in) investing activities	(243,728)	70,101

Net increase (decrease) in cash	(176)	57
Cash at beginning of period	362	176

Cash at end of period	$186	$233

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2006, and results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K and 2006 First Quarter Report on Form 10-Q.
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
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) deferred and other income taxes; 6) depreciation; 7) pensions and other post-employment benefits; and 8) asset retirement obligations.
     Our Board of Directors declared cash dividends on common stock in the amounts of $40 million on March 31, 2006 and $40 million on June 30, 2006.
     Comprehensive income for the three and six months ended June 30, 2006 and 2005 (restated) respectively, are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income	$34,125	$47,289	$79,837	$94,429
Equity interest in unrealized gain/(loss) on interest rate hedge	120	(166)	284	169

Total comprehensive income	$34,245	$47,123	$80,121	$94,598

Recent Accounting Developments
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We will adopt the Interpretation beginning in 2007. We do not anticipate that the adoption of this Interpretation will have any material impact on our Consolidated Financial Statements.
     FERC Accounting Guidance On June 30, 2005, the Federal Energy Regulatory Commission (FERC) issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain pipeline integrity-related assessment costs that we have historically capitalized. As a result of a revision to our previous estimate, we anticipate expensing approximately $5 million to $10 million in 2006 that previously would have been capitalized prior to the order becoming effective. During the three and six months ended June 30, 2006, the application of this order resulted in $2.8 million and $3.3 million, respectively, of such costs being expensed.

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
     We revised the weighted average and LIFO cost of our natural gas inventories and valuation of gas imbalances, which corrections thereby affected amounts of previously reported fuel gains, storage losses, and deferred cash out gains and losses. The restatement for these items resulted in an increase in Cost of natural gas transportation of $3.2 million for the six months ended June 30, 2005.
     Certain other adjustments were identified in 2005 related to prior periods including an adjustment to lease expense and a correction of depreciation and amortization expense. None of these items were individually significant but they have been reflected in the proper periods in conjunction with the restatement. The impact of these adjustments was an increase in Administrative and general expense of $0.3 million and an increase in Depreciation and amortization expense of $0.5 million for the six months ended June 30, 2005.
     Adjustments for the related income tax effects were also recorded.
     The cumulative impact of these adjustments to our Condensed Consolidated Statement of Income for the six months ended June 30, 2005 was a decrease in Operating income of $4.1 million and Net Income of $2.6 million.
     The following schedules reconcile the amounts as originally reported in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended June 30, 2005
	(As Reported)	Adjustment	(As Restated)
Operating Revenues:
Natural gas sales	$40,658	$—	$40,658
Natural gas transportation	188,741	—	188,741
Natural gas storage	30,261	—	30,261
Other	4,142	—	4,142

Total operating revenues	263,802	—	263,802

Operating Costs and Expenses:
Cost of natural gas sales	40,612	—	40,612
Cost of natural gas transportation	2,970	269	3,239
Operation and maintenance	48,655	—	48,655
Administrative and general	22,251	195	22,446
Depreciation and amortization	49,086	779	49,865
Taxes — other than income taxes	11,333	—	11,333
Other (income) expense, net	403	—	403

Total operating costs and expenses	175,310	1,243	176,553

Operating Income	88,492	(1,243)	87,249

Other (Income) and Other Deductions:
Interest expense	19,672	—	19,672
Interest income – affiliates	(2,494)	—	(2,494)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,244)	—	(2,244)
Equity in earnings of unconsolidated affiliates	(1,803)	—	(1,803)
Miscellaneous other (income) deductions, net	(1,853)	—	(1,853)

Total other (income) and other deductions	11,278	—	11,278

Income before Income Taxes	77,214	(1,243)	75,971

Provision for Income Taxes	29,152	(470)	28,682

Net Income	$48,062	$(773)	$47,289

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30, 2005
	(As Reported)	Adjustment	(As Restated)
Operating Revenues:
Natural gas sales	$161,164	$—	$161,164
Natural gas transportation	383,999	—	383,999
Natural gas storage	61,135	—	61,135
Other	6,449	—	6,449

Total operating revenues	612,747	—	612,747

Operating Costs and Expenses:
Cost of natural gas sales	161,118	—	161,118
Cost of natural gas transportation	4,991	3,234	8,225
Operation and maintenance	96,012	—	96,012
Administrative and general	48,159	345	48,504
Depreciation and amortization	98,007	527	98,534
Taxes — other than income taxes	23,580	—	23,580
Other (income) expense, net	624	—	624

Total operating costs and expenses	432,491	4,106	436,597

Operating Income	180,256	(4,106)	176,150

Other (Income) and Other Deductions:
Interest expense	39,792	—	39,792
Interest income – affiliates	(5,156)	—	(5,156)
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,935)	—	(3,935)
Equity in earnings of unconsolidated affiliates	(3,450)	—	(3,450)
Miscellaneous other (income) deductions, net	(2,671)	—	(2,671)

Total other (income) and other deductions	24,580	—	24,580

Income before Income Taxes	155,676	(4,106)	151,570

Provision for Income Taxes	58,694	(1,553)	57,141

Net Income	$96,982	$(2,553)	$94,429

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30, 2005
	(As Reported)	Adjustment	(As Restated)
Cash flows from operating activities:
Net income	$96,982	$(2,553)	$94,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,942	1,139	99,081
Deferred income taxes	4,634	—	4,634
Allowance for equity funds used during construction (Equity AFUDC)	(2,638)	—	(2,638)
Changes in operating assets and liabilities:
Receivables — affiliates	(2,585)	—	(2,585)
— other	31,938	(376)	31,562
Transportation and exchange gas receivables	(4,665)	—	(4,665)
Inventories	10,151	4,507	14,658
Payables — affiliates	(912)	—	(912)
— other	(2,670)	—	(2,670)
Transportation and exchange gas payables	(3,338)	(2,027)	(5,365)
Accrued liabilities	(29,693)	9,525	(20,168)
Reserve for rate refunds	(3,573)	—	(3,573)
Other, net	(9,741)	(10,329)	(20,070)

Net cash provided by operating activities	181,832	(114)	181,718

Cash flows from financing activities:
Retirement of long-term debt	(200,000)	—	(200,000)
Debt issue costs	(255)	—	(255)
Change in cash overdrafts	(6,507)	—	(6,507)
Common stock dividends paid	(45,000)	—	(45,000)

Net cash used in financing activities	(251,762)	—	(251,762)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(92,549)	(262)	(92,811)
Changes in accounts payable	(5,396)	—	(5,396)
Advances to affiliates, net	163,013	—	163,013
Advances to others, net	—	376	376
Other, net	4,919	—	4,919

Net cash provided by investing activities	69,987	114	70,101

Net increase in cash	57	—	57
Cash at beginning of period	176	—	176

Cash at end of period	$233	$—	$233

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
     On May 30, 2006, the FERC issued an order on rehearing of its August 5, 2005 order, which denied most of the requests for rehearing, clarified the order in certain respects and established further proceedings to address other issues. In particular, the FERC clarified the order to provide that Rate Schedule FT shippers must subscribe to a proportionate share of the unbundled Emergency Eminence Withdrawal service for a term that coincides with their Rate Schedule FT contracts, but may elect at the end of that term to decline to renew the unbundled Emergency Eminence Withdrawal service while still being able to retain and renew their Rate Schedule FT contracts. With regard to the allocation of storage costs to our transportation services, the FERC established a hearing to address the issue of the appropriate level of costs that should be subject to that allocation. In addition, the FERC established a technical conference to explore issues concerning the appropriate method of conducting pooling for our Zone 4 before the FERC reaches a final determination on whether our existing method is consistent with FERC policy, and, if not, what modification to the current method would be appropriate. Certain parties filed requests for rehearing of the May 30, 2006 order, which the FERC denied on July 31, 2006. In addition, the FERC’s orders have been appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).
     Gathering facilities spin-down order (Docket Nos. CP96-206-000 and CP96-207-000) In 1996, we filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to an affiliate, Williams Gas Processing — Gulf Coast Company (Gas Processing). The net book value of these facilities at June 30, 2006, was approximately $291 million. Concurrently, Gas Processing filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). The FERC issued an order dismissing our application and Gas Processing’s petition for declaratory order and in 2001, the FERC issued an order that denied our request for rehearing. Certain parties, including Transco, filed in the D.C. Circuit Court petitions for review of the FERC’s orders and in June 2003, those petitions were denied. Several parties petitioned the United States Supreme Court for review of the D.C. Circuit Court’s opinion, and on January 12, 2004, the Court denied those petitions.
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
     With regard to the approval of the spin-down of the Central Texas facilities, a Transco customer filed a complaint with the FERC in Docket No. RP02-309 seeking the revocation of the FERC’s spin-down approval. In September 2002, the FERC issued an order requiring that, upon transfer of the Central Texas facilities, we acquire capacity on the transferred facilities and provide service to the existing customer under the original terms and conditions of service. Our request for rehearing was denied in May 2003. In that order, the FERC also required that we notify the FERC of Transco’s plans with regard to the transfer of the Central Texas facilities to Gas Processing. We replied that due to the numerous outstanding issues affecting the transfer of those facilities, we could not at that time predict the timing for the implementation of the transfer of the Central Texas facilities. Transco and the customer each also filed a request for rehearing of the FERC’s May 2003 order. On May 6, 2004, the FERC issued an order on rehearing effectively granting the customer’s request for rehearing. On June 7, 2004, we filed a request for rehearing of the May 6, 2004 order, which the FERC denied on July 6, 2004. On July 14, 2004, we filed a petition for review of the FERC’s orders with the D.C. Circuit Court. After we filed our initial brief, the FERC filed a motion for a voluntary remand of the record to permit the FERC to further consider the issues raised and to hold the proceedings in abeyance pending issuance of FERC orders on the matter. On February 11, 2005, the D.C. Circuit Court granted FERC’s motion and remanded the record of this proceeding to the FERC. On June 16, 2005, the FERC issued an order on remand, which, among other things, modifies the remedy adopted in its earlier orders to require Transco to reimburse the customer for any additional costs that it incurs following the transfer of the facilities and seeks to provide further support for its rulings in this proceeding. On July 18, 2005, we filed a request for rehearing of the June 16, 2005 order, which the FERC denied on February 21, 2006. On April 21, 2006, we filed a petition for review of the FERC’s orders in the remand proceeding with the D.C. Circuit Court. We have not transferred to our affiliate any of the facilities authorized for spin down and have no immediate plans to do so. At June 30, 2006, the net book value of these facilities was $60 million including the Williams purchase price allocation pushed down to Transco.
     North High Island/West Cameron Systems and Central Louisiana System Spin-down Proceedings (Docket Nos. CP01-103 and CP01-104, and CP01-368 and CP01-369) In 2001 the FERC issued orders authorizing us to spin down only a portion of these systems to Gas Processing. All legal challenges of these FERC orders have been exhausted. We have not transferred to our affiliate any of the facilities authorized for spin down and have no immediate plans to do so. On May 6, 2004, the FERC issued an order relating to the Central Louisiana system spin-down proceeding in which the FERC required Transco and Gas Processing to show cause, due to developments in another proceeding, why certain of the Central Louisiana facilities previously found to be gathering should not be classified as jurisdictional transmission facilities. We filed our response to the show cause order on July 6, 2004, arguing that the FERC should not alter its conclusion that the facilities serve a gathering function. On April 19, 2005, the FERC issued an order reversing its earlier finding and found that the facilities in question are jurisdictional transmission facilities. Transco and Gas Processing filed a request for rehearing of the FERC’s April 19, 2005 order, and on June 28, 2005, the FERC denied that request. On August 26, 2005, Transco and Gas Processing filed a joint petition for review of the FERC’s orders with the D.C. Circuit Court.
     The net book value, at the application dates in 2001, of the North High Island/West Cameron and Central Louisiana facilities included in these two applications was approximately $65 million including the Williams purchase price allocation pushed down to Transco.
     FERC enforcement matter By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and Williams, WPC and us which resolved certain FERC staff’s allegations. As part of the settlement, WPC agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipeline, including Transco. We also agreed to pay a civil penalty in five equal installments totaling $20 million, and the final $4 million installment will be paid in 2007.
Legal Proceedings.
     Royalty claims and litigation In connection with our renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, we entered into certain settlements which may require that we indemnify producers for claims for additional royalties resulting from such settlements. Through our agent WPC, we continue to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions, which have no carrying value. We have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against us pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and us. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined. However, we believe that the probability of material payments is remote.
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
     Hurricane lawsuits We were named as a defendant in two class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana in September and October 2005 arising from hurricanes that struck Louisiana in 2005. The class plaintiffs, purporting to represent persons, businesses and entities in the State of Louisiana who have suffered damage as a result of the winds and storm surge from the hurricanes, allege that the operating activities of the two sub-classes of defendants, which include all oil and gas pipelines that dredged pipeline canals or installed pipelines in the marshes of south Louisiana (including us) and all oil and gas exploration and production companies which drilled for oil and gas or dredged canals in the marshes of south Louisiana, have altered marshland ecology and caused marshland destruction which otherwise would have averted all or almost all of the destruction and loss of life caused by the hurricanes. Plaintiffs request that the court allow the lawsuits to proceed as class actions and seek legal and equitable relief in an unspecified amount. On April 17, 2006, all defendants, including us, filed a joint motion to dismiss the class action petitions on various grounds.
Environmental Matters
     We are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of pipeline facilities. Appropriate governmental authorities enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Our use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, for release of a “hazardous substance” into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $14 million to $16 million, measured on an undiscounted basis, and will be spent over the next three years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2006, we had a balance of approximately $14 million for these estimated costs recorded in current liabilities ($4.6 million) and other long-term liabilities ($9.0 million) in the accompanying Condensed Consolidated Balance Sheet.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $223 million at June 30, 2006. We have commitments for gas purchases of approximately $250 million at June 30, 2006.

4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing the $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility. The facility is fully guaranteed by WGP. Transco has access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.25 % annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling $107 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at June 30, 2006. Significant financial covenants under the credit agreement include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent;
•	Our ratio of debt to capitalization must be no greater than 55 percent;
•	Williams’ ratio of EBITDA to interest, on a rolling four quarter basis, must be no less than 2.5 for the period ending December 31, 2007 and 3.0 for the remaining term of the agreement.
Issuance of Long-Term Debt
     On April 11, 2006, we issued $200 million of notes which pay interest at 6.4% per annum on April 15 and October 15 each year, beginning October 15, 2006 (6.4% Notes). The 6.4% Notes mature on April 15, 2016, but are subject to redemption at any time, at our option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale are being used for general corporate purposes, including the funding of capital expenditures.
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
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Compensation cost was not recognized in the Condensed Consolidated Statement of Income for the six months ending June 30, 2005, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for deferred share awards. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under this method, compensation cost recognized in the first six months of 2006 includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Total stock-based compensation expense, included in administrative and general expenses, for the three and six months ending June 30, 2006 was $0.8 million and $1.6 million, respectively, including amounts associated with WGP but excluding amounts allocated from Williams. Measured but unrecognized stock-based compensation expense at June 30, 2006, was approximately $6.7 million. This amount is comprised of approximately $2.8 million related to stock options and approximately $3.9 million related to deferred shares. These amounts are expected to be recognized over a weighted average period of 1.9 years.
     The following table illustrates the effect on net income if we had applied the fair value recognition provisions to SFAS No. 123 to options granted under the Plan for the three and six months ending June 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting period of the options.

	Three months	Six months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(thousands)	(thousands)
Net income, as restated	$47,289	$94,429
Add: Stock-based employee compensation included in the Condensed Consolidated Statement of Income, net of related tax effects	449	546

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(686)	$(1,086)

Pro forma net income, as restated	$47,052	$93,889

Stock Options
     Stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock options generally become exercisable over a three-year period from the date of grant and generally expire ten years after grant.

     The following summary reflects stock option activity and related information for the six months ending June 30, 2006.

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
Stock Options	Options	Price	Value
	(Thousands)		(Millions)
Outstanding at December 31, 2005	3,394	$16.56
Granted	98	$21.67
Exercised	(264)	$12.91	$2.4

Cancelled	(10)	$32.64
Employee transfers, net	(54)	$

Outstanding at June 30, 2006	3,164	$17.20	$25.6

Exercised June 30, 2006	2,544	$17.35	$22.1

     The following summary provides additional information about stock options that are outstanding and exercisable at June 30, 2006.

	Stock Options Outstanding				Stock Options Exercisable
			Weighted			Weight
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
	(Thousands)		(Years)	(Thousands)		(Years)
$2.27 to $10.00	1,527	$7.21	6.0	1,325	$6.79	5.8
$14.80 to $15.89	185	$15.80	3.0	185	$15.80	3.0
$19.29 to $31.56	896	$21.78	6.2	478	$23.48	3.8
$34.54 to $42.29	556	$37.74	1.7	556	$37.74	1.7

Total	3,164	$17.20	5.1	2,544	$17.35	4.3

     The estimated weighted average grant-date fair value of stock options granted during the first six months of 2006 is $8.34 per share. The Black-Scholes option pricing model was used to estimate the grant-date fair value of each stock option granted. The fair values of options granted during the first six months of 2006 were estimated using the following assumptions:

Assumptions:
Expected dividend yield	1.42%
Expected volatility	36.3%
Risk-free interest rate	4.65%
Expected life (years)	6.5

     The expected dividend yield is based on the average annual dividend yield of Williams as of the grant date. Expected volatility is based on the historical volatility of Williams’ stock and the implied volatility of Williams’ stock based on traded options. In calculating historical volatility, returns during calendar year 2002 were excluded as the extreme volatility during that time is not reasonably expected to be repeated in the future. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
Nonvested Deferred Shares
     Deferred shares are valued at market value on the grant date of the award and generally vest over three years. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
     The following summary reflects nonvested deferred share activity and related information for the six months ending June 30, 2006.

		Weighted
		Average
		Grant-
		Date
		Fair
Deferred Shares	Shares	Value
Nonvested at December 31, 2005	180,722	$14.68
Granted	129,205	$21.67
Forfeited	(330)	$21.67
Vested	(47,834)	$9.93
Employee transfers, net	1,236

Nonvested at June 30, 2006	262,999	$19.00

     The total market value of shares issued during the first six months of 2006 was approximately $0.8 million.
     Performance-based share awards issued under the Plan represent 40 percent of nonvested deferred shares outstanding at June 30, 2006. These awards are earned at the end of a three-year period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original award amount.

ITEM 2. Management’s Narrative Analysis of the Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2005 Annual Report on Form 10-K and in our 2006 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.
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
     We have accordingly restated the condensed consolidated statements of income for the three and six months ending June 30, 2005 and cash flows for the six months ending June 30, 2005. See “Item 1. Financial Statements” in this Form 10-Q.
     For a discussion of additional information on the restatement, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – 2. Restatement.”
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the six months ended June 30, 2006 was $147.8 million compared to operating income of $176.2 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $79.8 million compared to $94.4 million for the six months ended June 30, 2005. The lower operating income of $28.4 million was due to increases in operation and maintenance expenses, administrative and general expenses, depreciation and amortization expenses and taxes other than income taxes, partially offset by a decrease in other expenses as discussed below. The decrease in net income of $14.6 million was mostly attributable to the decreased operating income partially offset by lower net expenses as discussed below in Other Income and Other Deductions.

Transportation Revenues
     Our operating revenues related to transportation services of $382.8 million for the six months ended June 30, 2006 were comparable to revenues of $384.0 million for the same period in 2005.
     As shown in the table below, our total market-area deliveries for the six months ended June 30, 2006 decreased 21.3 trillion British Thermal Units (TBtu) (2.6%) when compared to the same period in 2005. Our production area deliveries for the six months ended June 30, 2006 decreased 14.5 TBtu (10.2%) when compared to the same period in 2005. The decreases are primarily due to reduced demand resulting from the milder seasonal weather.

	Six Months
	Ended June 30,
Transco System Deliveries (TBtu)	2006	2005
Market-area deliveries:
Long-haul transportation	394.7	399.3
Market-area transportation	408.0	424.7

Total market-area deliveries	802.7	824.0
Production-area transportation	127.1	141.6

Total system deliveries	929.8	965.6

Average Daily Transportation Volumes (Tbtu)	5.1	5.3
Average Daily Firm Reserved Capacity (Tbtu)	6.7	6.7
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
     Operating revenues related to our sales services were $67.9 million for the six months ended June 30, 2006, compared to $161.2 million for the same period in 2005. The decrease was primarily due to a lower volume of merchant sales because of the termination of the FS agreements during 2005.

	Six Months
	Ended June 30,
Gas Sales Volumes (Tbtu)	2006	2005
Long-term sales	—	7.8
Short-term sales	1.1	5.2

Total gas sales	1.1	13.0

Storage Revenues
     Our operating revenues related to storage services of $60.0 million for the six months ended June 30, 2006 were comparable to revenues of $61.1 million for the same period in 2005.
Other Revenues
     Our other operating revenues were $9.7 million for the six months ended June 30, 2006 compared to $6.4 million for the same period in 2005. The increase was primarily due to higher environmental mitigation credit sales.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $67.9 million for the six months ended June 30, 2006 and $161.1 million for the comparable period in 2005, our operating expenses for the six months ended June 30, 2006, were approximately $29.3 million higher than the comparable period in 2005. This increase was primarily attributable to higher operation and maintenance expenses, administrative and general expenses, depreciation and amortization expense and taxes other than income taxes, partially offset by lower other expenses. The increase in operation and maintenance expense in 2006 of $9.8 million is due primarily to higher outside services of $3.1 million and higher material and supplies expenses of $2.4 million due primarily to integrity management assessment costs, and higher employee labor and benefits costs of $2.9 million. The increase in administrative and general expense of $19.4 million is mostly due to higher employee labor and benefits costs of $9.8 million, higher property insurance of $2.7 million due to increased premiums on offshore facilities and an increase of $2.1 million of allocated corporate expenses. The increase in depreciation and amortization of $4.1 million was primarily due to higher expense associated with asset retirement obligations. The increase in taxes other than income taxes of $3.1 million is primarily due to higher property taxes resulting from increased property values and additional capital spending. The lower other operating costs and expenses of $5.4 million were primarily due to a regulatory credit associated with asset retirement obligation depreciation expense of $2.9 million and a $2.0 million reduction of accrued liabilities for royalty claims associated with certain producer indemnities. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements -3. Contingent Liabilities and Commitments.”
Other Income and Other Deductions
     Other income and other deductions for the six months ended June 30, 2006 resulted in lower net expense of $5.4 million compared to the same period in 2005. This was primarily due to a $5.0 million decrease in interest expense resulting from the reduction of accrued liabilities for royalty claims associated with certain producer indemnities. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements -3. Contingent Liabilities and Commitments.”
Method of Financing
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing the $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility. The facility is fully guaranteed by WGP. Transco has access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is required to pay a commitment fee (currently 0.25 % annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling $107 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at June 30, 2006. Significant financial covenants under the credit agreement include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent;
•	Our ratio of debt to capitalization must be no greater than 55 percent;
•	Williams’ ratio of EBITDA to interest, on a rolling four quarter basis, must be no less than 2.5 for the period ending December 31, 2007 and 3.0 for the remaining term of the agreement.
     On April 11, 2006, we issued $200 million of notes which pay interest at 6.4% per annum on April 15 and October 15 each year, beginning October 15, 2006 (6.4% Notes). The 6.4% Notes mature on April 15, 2016, but are subject to redemption at any time, at our option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale are being used for general corporate purposes, including the funding of capital expenditures.
Capital Expenditures
     As shown in the table below, our capital expenditures for the six months ended June 30, 2006 were $166.5 million, compared to $98.2 million for the six months ended June 30, 2005. We currently estimate that capital expenditures for the year 2006 will be approximately $305 million to $340 million compared to the projection of approximately $275 million to $310 million included in our 2005 Annual Report on Form 10-K.

	Six months
	Ended June 30,
Capital Expenditures	2006	2005
	(In Millions)
		(Restated)
Expansion projects	$1.8	$8.7
Maintenance of existing facilities and other projects	164.7	89.5

Total capital expenditures	$166.5	$98.2

     Our capital expenditures estimate for 2006 and future capital projects are discussed in our 2005 Annual Report on Form 10-K and 2006 First Quarter Report on Form 10-Q. The following describes those projects and any new capital projects proposed by us.
     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project will involve an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dekatherms per day (dt/d) of incremental firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities will include pipeline looping in Pennsylvania and pipeline looping, uprating and replacement and a natural gas compressor facility in New Jersey. The estimated capital cost of the project is approximately $121 million. We expect that over three-quarters of the project expenditures will occur in 2007. We filed an application for FERC authorization of the project in December 2005, which the FERC approved by order issued on May 18, 2006. The target in-service date for the project is November 1, 2007.
     Potomac Expansion Project The Potomac Expansion Project will involve an expansion of our existing natural gas transmission system from receipt points in North Carolina to delivery points in the greater Baltimore and Washington, D.C. metropolitan areas. The project will provide 165,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by shippers under long-term firm arrangements. The estimated capital cost of the project is approximately $73 million. We filed an application for FERC approval of the project on July 17, 2006. The target in-service date for the project is November 1, 2007.
     Sentinel Expansion Project We held an open season from October 31, 2005 through December 2, 2005 to receive requests from potential shippers for new firm transportation capacity to be made available on the Transco pipeline system under our proposed Sentinel Expansion Project. During the open season, we received requests for a total of 256,000 dt/d of incremental firm transportation capacity from the Leidy Hub in Clinton County, Pennsylvania and/or the Pleasant Valley Interconnection with Cove Point LNG, in Fairfax County, Virginia to various delivery points requested by the shippers. We are in the process of negotiating precedent agreements with shippers subscribing to 151,000 dt/d of such requested capacity. The final project size, location of facilities and capital cost will depend on the outcome of those negotiations. The estimated capital cost of the project is approximately $159 million to $183 million. The proposed in-service date for the project is November 1, 2008.
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
     During the fourth quarter of 2005 and as reported in our 2005 Annual Report on Form 10-K, we identified a material weakness in internal control over financial reporting associated with the absence of an effective control to identify to specific customers a material amount of transportation and exchange imbalance volumes, primarily for the period April 2003 to December 2004. These natural gas volumes represent gas received in excess of amounts delivered on our pipeline systems that have not yet been associated with specific transportation contracts and related customers, and are recorded within Transportation and Exchange Gas Payables in our consolidated balance sheet. In 2005, we implemented controls designed to prevent the repetition of this failure of identification in future periods. In the second quarter, we began performing analyses of historical data pertaining to transportation and exchange imbalance volumes and utilizing new system reporting tools that will assist us in identifying the natural gas volumes relative to 2003 and 2004 to specific transportation contracts and related customers. We expect this analysis to be performed throughout 2006.
Changes in Internal Control over Financial Reporting
     There have been no changes during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(4) Instruments defining the rights of Security holders, including indentures
- 1	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as trustee (Exhibit 4.1 to Transco Form 8-K filed April 11, 2006).

(10) Material contracts
- 1	Registration Rights Agreement dated April 11, 2006 between Transco, Banc of America Securities LLC, Greenwich Capital Markets, Inc. and other parties listed therein, as Initial Purchasers (Exhibit 10.1 to Transco Form 8-K filed April 11, 2006).

- 2	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174).

(31) Section 302 Certifications
- 1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

- 2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certification
-	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)

Dated: August 8, 2006	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)