Form 10-Q
period 2007-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2007-05-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of April 30, 2007 was 100.
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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Business strategy;

•	Cash flow from operations;

•	Power and natural gas prices and demand.
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	Inflation, interest rates and general economic conditions;

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	Changes in the current geopolitical situation;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements and our lack of investment grade credit ratings; and

•	Risk associated with future weather conditions and acts of terrorism.
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART 1 – FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Revenues:
Natural gas sales	$31,287	$27,932
Natural gas transportation	201,733	195,197
Natural gas storage	32,690	30,155
Other	7,428	6,307

Total operating revenues	273,138	259,591

Operating Costs and Expenses:
Cost of natural gas sales	31,220	27,927
Cost of natural gas transportation	4,203	3,803
Operation and maintenance	55,292	52,725
Administrative and general	40,241	31,912
Depreciation and amortization	53,570	50,899
Taxes — other than income taxes	14,197	13,947
Other (income) expense, net	346	(1,477)

Total operating costs and expenses	199,069	179,736

Operating Income	74,069	79,855

Other (Income) and Other Deductions:
Interest expense	23,193	15,073
Interest income – affiliates	(3,658)	(1,944)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,731)	(2,460)
Equity in earnings of unconsolidated affiliates	(1,674)	(1,784)
Miscellaneous other (income) deductions, net	(2,582)	(2,327)

Total other (income) and other deductions	13,548	6,558

Income before Income Taxes	60,521	73,297

Provision for Income Taxes	22,897	27,585

Net Income	$37,624	$45,712

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$148	$315
Receivables:
Affiliates	9,439	7,814
Advances to affiliates	177,111	190,399
Others, less allowance of $502 ($503 in 2006)	102,018	84,445
Transportation and exchange gas receivables	9,681	7,075
Inventories	64,395	64,821
Deferred income taxes	21,021	17,414
Other	58,696	28,557

Total current assets	442,509	400,840

Investments, at cost plus equity in undistributed earnings	44,710	44,820

Property, Plant and Equipment:
Natural gas transmission plant	6,529,582	6,475,172
Less-Accumulated depreciation and amortization	1,986,957	1,939,430

Total property, plant and equipment, net	4,542,625	4,535,742

Other Assets	252,613	300,587

Total assets	$5,282,457	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$38,801	$23,007
Other	103,414	113,418
Transportation and exchange gas payables	11,667	14,693
Accrued liabilities	111,365	112,062
Current maturities of long-term debt	99,944	—

Total current liabilities	365,191	263,180

Long-Term Debt	1,101,734	1,201,458

Other Long-Term Liabilities:
Deferred income taxes	1,028,363	1,013,282
Other	230,877	265,633

Total other long-term liabilities	1,259,240	1,278,915

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	932,476	914,851
Accumulated other comprehensive loss	(28,614)	(28,845)

Total common stockholder’s equity	2,556,292	2,538,436

Total liabilities and stockholder’s equity	$5,282,457	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$37,624	$45,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,878	49,431
Deferred income taxes	11,330	4,633
Allowance for equity funds used during construction (Equity AFUDC)	(1,274)	(1,799)
Changes in current assets and liabilities:
Receivables - affiliates	(1,625)	1,741
- others	(18,247)	(15,662)
Transportation and exchange gas receivables	(2,606)	2,718
Inventories	426	(23,752)
Payables - affiliates	15,794	22,334
- others	12,605	43,351
Transportation and exchange gas payables	(3,026)	(18,351)
Accrued liabilities	(697)	(41,323)
Other, net	(16,971)	(40,919)

Net cash provided by operating activities	87,211	28,114

Cash flows from financing activities:
Debt issue costs	(5)	(5)
Change in cash overdrafts	(17,444)	(19,959)
Common stock dividends paid	(20,000)	(40,000)

Net cash used in financing activities	(37,449)	(59,964)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(56,096)	(45,021)
Changes in accounts payable	(5,165)	(17,150)
Advances to affiliates, net	13,288	94,429
Advances to others, net	250	138
Other, net	(2,206)	886

Net cash provided by (used in) investing activities	(49,929)	33,282

Net increase (decrease) in cash	(167)	1,432
Cash at beginning of period	315	362

Cash at end of period	$148	$1,794

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Transcontinental Gas Pipe Line Corporation (Transco) is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).
     In this report, Transco (which includes Transcontinental Gas Pipe Line Corporation and unless the context otherwise requires, all of our majority — owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
     The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method.
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2007, and results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K.
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
     Our Board of Directors declared and we paid a cash dividend on common stock in the amount of $20 million on March 30, 2007.
     Comprehensive income is as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Net income	$37,624	$45,712
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	(11)	164
Pension benefits, net of tax
Amortization of prior service credit	(256)	—
Amortization of net actuarial loss	498	—

Total comprehensive income	$37,855	$45,876

     Effective January 1, 2007, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 beginning January 1, 2007, as required. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
     Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     As of January 1, 2007, the Internal Revenue Service (IRS) examination of Williams’ consolidated U.S. income tax return including 2002 was in process. The Williams’ consolidated U.S. income tax return incorporates our tax information. During the first quarter of 2007 the IRS also commenced examination of the 2003 through 2005 consolidated U.S. income tax returns. IRS examinations for 1996 through 2001 have been completed but the years remain open while certain issues are under review with the Appeals Division of the IRS. The statute of limitations for most states expires one year after IRS audit settlement.

FERC Accounting and Reporting Guidance
     On March 29, 2007, the Federal Energy Regulatory Commission (FERC) issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We are currently evaluating the impact, if any, of the FERC guidance on our financial statements.
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
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The filing reflected an increase in annual revenues from jurisdictional service of approximately $281 million over the cost of service underlying the rates reflected in the settlement of our Docket No. RP01-245 rate proceeding, as adjusted to include the cost of service and rate base amounts for expansion projects placed in service after the September 1, 2001 effective date of the Docket No. RP01-245 rates. The filing also reflected changes to our tariff, cost allocation and rate design methods, including the refunctionalization of certain facilities from transmission plant accounts to jurisdictional gathering plant accounts consistent with various FERC orders. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and Williams, WPC and us which resolved certain of FERC staff’s allegations. As part of the settlement, WPC agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. We also agreed to pay a civil penalty in five equal installments totaling $20 million, and the final $4 million installment will be paid in the second quarter of 2007.
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
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $11 million to $13 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2007, we had a balance of approximately $5.5 million for the expense portion of these estimated costs recorded in current liabilities ($1.2 million) and other long-term liabilities ($4.3 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Condensed Consolidated Balance Sheet. At March 31, 2007, we had recorded approximately $4.6 million of environmental related regulatory assets.
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

     We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $500,000. The estimated remediation costs for all of these sites have been included in the environmental reserve discussed above. Liability under The Comprehensive Environmental Response, Compensation and Liability Act (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. Pursuant to requirements of the 1990 Amendments, and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $25 million to $35 million subsequent to 2006, through 2010. EPA’s designation of eight-hour ozone non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $218 million at March 31, 2007. We have commitments for gas purchases of approximately $190 million at March 31, 2007.
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
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which were issued on our behalf, have been issued by the participating institutions and no revolving credit loans were outstanding under the facility at March 31, 2007.
Current Maturities of Long-Term Debt
     The current maturities of long-term debt at March 31, 2007 are associated with $100 million of 6 1/4% Notes that mature on January 15, 2008. It is our intent to repay the notes from amounts due from Williams or possibly a debt issuance.
5. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the three months ending March 31, 2007 and 2006 are revenues received from affiliates of $11.9 million and $12.2 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

     Through an agency agreement with us, WPC manages our remaining jurisdictional merchant gas sales. The agency fees billed by WPC under the agency agreement for the three months ending March 31, 2007 and 2006 were not significant.
     Included in our cost of sales for the three months ending March 31, 2007 and 2006 is purchased gas cost from affiliates of $1.9 million and $6.5 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the three months ending March 31, 2007 and 2006, are $12.3 million and $11.4 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the three months ending March 31, 2007 and 2006, we recorded reductions in operating expenses for services provided to WFS for $1.2 million and $2.0 million, respectively, under terms of the operating agreement.
ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2006 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the three months ended March 31, 2007 was $74.1 million compared to operating income of $79.9 million for the three months ended March 31, 2006. Net income for the three months ended March 31, 2007 was $37.6 million compared to $45.7 million for the three months ended March 31, 2006. The decrease in operating income of $5.8 million was due primarily to increases in operation and maintenance expenses, administrative and general expenses, depreciation and amortization expenses and other less significant variances, partially offset by an increase in natural gas transportation revenues as discussed below. The decrease in net income of $8.1 million was mostly attributable to the lower operating income and an increase in interest expense as discussed below in Other Income and Other Deductions.

Transportation Revenues
     Our operating revenues related to transportation services for the three months ended March 31, 2007 were $201.7 million, compared to $195.2 million for the three months ended March 31, 2006. The increase was primarily due to the implementation of new rates effective March 1, 2007 (Docket No. RP06-569).
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
     As shown in the table below, our total market-area deliveries for the three months ended March 31, 2007 increased 34.4 trillion British Thermal Units (TBtu) (7.8%) when compared to the same period in 2006. The increased deliveries are primarily the result of the colder weather experienced in Transco’s northeast markets in the first quarter of 2007 compared to the same period in 2006. Our production-area deliveries for the three months ended March 31, 2007 decreased 12.0 TBtu (20.2%) compared to the same period in 2006. The reduction is primarily due to decreased requests for deliveries to production-area interconnects.

	Three months
	Ended March 31,
Transco System Deliveries (TBtu)	2007	2006
Market-area deliveries:
Long-haul transportation	217.3	197.5
Market-area transportation	260.5	245.9

Total market-area deliveries	477.8	443.4
Production-area transportation	47.4	59.4

Total system deliveries	525.2	502.8

Average Daily Transportation Volumes (Tbtu)	5.8	5.6
Average Daily Firm Reserved Capacity (Tbtu)	6.8	7.0
Sales Revenues
     We make jurisdictional merchant gas sales pursuant to a blanket sales certificate issued by the FERC. Through an agency agreement, WPC manages our long-term purchase agreements and our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPC remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPC. WPC receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.

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
     Operating revenues related to our sales services were $31.3 million for the three months ended March 31, 2007, compared to $27.9 million for the same period in 2006. The increase was primarily due to higher cash out sales volumes related to the monthly settlement of imbalances.
Storage Revenues
     Our operating revenues related to storage services were $32.7 million for the three months ended March 31, 2007 compared to $30.2 million for the same period in 2006. The increase was primarily due to the effects of the implementation of new rates effective March 1, 2007 (Docket No. RP06-569).
Other Revenues
     Our other operating revenues were $7.4 million for the three months ended March 31, 2007 compared to $6.3 million for the same period in 2006. The increase of $1.1 million was primarily due to a $4.6 million increase of Park and Loan Service revenue, partially offset by a $3.6 million decrease in environmental mitigation credit sales.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $31.2 million for the three months ended March 31, 2007 and $27.9 million for the comparable period in 2006, our operating expenses for the three months ended March 31, 2007, were approximately $16.0 million higher than the comparable period in 2006. This increase was primarily attributable to higher operation and maintenance expenses, higher administrative and general expenses, higher depreciation and amortization expense and other less significant increases. The increase in operation and maintenance expenses in 2007 of $2.6 million is due primarily to higher employee labor and benefit costs. The increase in administrative and general expense of $8.3 million is mostly due to higher property insurance of $4.7 million resulting from increased premiums on offshore facilities, increased information systems costs of $1.2 million, higher general liability insurance expense of $1.0 million and an increase of $0.7 million of allocated corporate expenses. The increase in depreciation and amortization of $2.7 million was primarily due to higher expense associated with asset retirement obligations and negative salvage. The higher other operating costs and expenses of $1.8 million were primarily due to the absence of a 2006 reduction of $2.0 million of accrued liabilities for royalty claims associated with certain producer indemnities.
Other Income and Other Deductions
     Other income and other deductions for the three months ended March 31, 2007 resulted in higher net expense of $7.0 million compared to the same period in 2006. This was primarily due to the absence of a

2006 decrease in interest expense of $5.0 million resulting from the reduction of accrued liabilities for royalty claims associated with certain producer indemnities. Interest expense was also higher in 2007 due to the issuance of $200 million of 6.4% Notes in April 2006.
Capital Expenditures
     Our capital expenditures for the three months ended March 31, 2007 were $56.1 million, compared to $45.0 million for the three months ended March 31, 2006. Our capital expenditures estimate for 2007 and future capital projects are discussed in our 2006 Annual Report on Form 10-K. The following describes those projects and any new capital projects proposed by us.
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
     Potomac Expansion Project The Potomac Expansion Project will involve an expansion of our existing natural gas transmission system from receipt points in North Carolina to delivery points in the greater Baltimore and Washington, D.C. metropolitan areas. The project will provide 165,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by shippers under long-term firm arrangements. The estimated capital cost of the project is approximately $74 million. We filed an application for FERC authorization of the project in July 2006, which the FERC approved by order issued on April 12, 2007. The target in-service date for the project is November 1, 2007.
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
Changes in Internal Control over Financial Reporting
     There have been no changes during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS.
See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS.
There are no material changes to the Risk Factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

TRANSCONTINENTAL GAS PIPE LINE
CORPORATION (Registrant)

Dated: May 4, 2007	By /s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)