Form 10-Q
period 2007-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2007-08-07
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of July 31, 2007 was 100.
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and 2007 First Quarter Report on Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Revenues:
Natural gas sales	$59,952	$39,951	$91,239	$67,883
Natural gas transportation	210,453	187,605	412,186	382,802
Natural gas storage	35,676	29,861	68,366	60,016
Other	9,071	3,395	16,499	9,702

Total operating revenues	315,152	260,812	588,290	520,403

Operating Costs and Expenses:
Cost of natural gas sales	59,948	39,954	91,168	67,881
Cost of natural gas transportation	1,238	2,771	5,441	6,574
Operation and maintenance	56,104	53,106	111,396	105,831
Administrative and general	37,451	36,005	77,692	67,917
Depreciation and amortization	57,602	51,688	111,172	102,587
Taxes — other than income taxes	14,381	12,725	28,578	26,672
Other, net	3,979	(3,336)	4,325	(4,813)

Total operating costs and expenses	230,703	192,913	429,772	372,649

Operating Income	84,449	67,899	158,518	147,754

Other (Income) and Other Deductions:
Interest expense	23,431	22,941	46,624	38,014
Interest income — affiliates	(4,267)	(4,613)	(7,925)	(6,557)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,982)	(2,909)	(4,713)	(5,369)
Equity in earnings of unconsolidated affiliates	(1,723)	(1,962)	(3,397)	(3,746)
Miscellaneous other (income) deductions, net	(1,938)	(787)	(4,520)	(3,114)

Total other (income) and other deductions	12,521	12,670	26,069	19,228

Income before Income Taxes	71,928	55,229	132,449	128,526

Provision for Income Taxes	27,808	21,104	50,705	48,689

Net Income	$44,120	$34,125	$81,744	$79,837

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash	$120	$315
Receivables:
Affiliates	5,530	7,814
Advances to affiliates	176,295	190,399
Others, less allowance of $503 ($503 in 2006)	118,830	84,445
Transportation and exchange gas receivables	18,523	7,075
Inventories	55,681	64,821
Deferred income taxes	24,880	17,414
Other	51,005	28,557

Total current assets	450,864	400,840

Investments, at cost plus equity in undistributed earnings	45,933	44,820

Property, Plant and Equipment:
Natural gas transmission plant	6,653,268	6,475,172
Less-Accumulated depreciation and amortization	2,018,967	1,939,430

Total property, plant and equipment, net	4,634,301	4,535,742

Other Assets	248,786	300,587

Total assets	$5,379,884	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$28,106	$23,007
Other	113,243	113,418
Transportation and exchange gas payables	8,716	14,693
Accrued liabilities	166,367	112,062
Current maturities of long-term debt	174,962	—

Total current liabilities	491,394	263,180

Long-Term Debt	1,026,942	1,201,458

Other Long-Term Liabilities:
Deferred income taxes	1,034,014	1,013,282
Other	246,593	265,633

Total other long-term liabilities	1,280,607	1,278,915

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	956,596	914,851
Accumulated other comprehensive loss	(28,085)	(28,845)

Total common stockholder’s equity	2,580,941	2,538,436

Total liabilities and stockholder’s equity	$5,379,884	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$81,744	$79,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	111,894	101,099
Deferred income taxes	12,788	29,213
Allowance for equity funds used during construction (Equity AFUDC)	(3,444)	(3,996)
Changes in operating assets and liabilities:
Receivables — affiliates	2,284	279
— others	(35,059)	(1,040)
Transportation and exchange gas receivables	(11,448)	256
Inventories	9,140	(36,746)
Payables — affiliates	5,099	19,324
— others	(8,985)	34,527
Transportation and exchange gas payables	(5,977)	(25,726)
Accrued liabilities	54,305	(20,592)
Other, net	238	(28,555)

Net cash provided by operating activities	212,579	147,880

Cash flows from financing activities:
Additions of long-term debt	—	200,000
Debt issue costs	(10)	(3,120)
Change in cash overdrafts	(13,951)	(23,007)
Common stock dividends paid	(40,000)	(80,000)

Net cash provided by (used in) financing activities	(53,961)	93,873

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(182,323)	(151,712)
Changes in accounts payable	22,761	(12,945)
Advances to affiliates, net	14,104	(80,373)
Advances to others, net	516	355
Other, net	(13,871)	2,746

Net cash used in investing activities	(158,813)	(241,929)

Net decrease in cash	(195)	(176)
Cash at beginning of period	315	362

Cash at end of period	$120	$186

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
          The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2007, and results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K and 2007 First Quarter Report on Form 10-Q.
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
          Our Board of Directors declared and we paid cash dividends on common stock in the amounts of $20 million on March 30, 2007 and $20 million on June 29, 2007.
          Comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$44,120	$34,125	$81,744	$79,837
Equity interest in unrealized gain on interest rate hedge, net of tax	125	120	114	284
Pension benefits, net of tax
Amortization of prior service credit	(255)	—	(511)	—
Amortization of net actuarial loss	659	—	1,157	—

Total comprehensive income	$44,649	$34,245	$82,504	$80,121

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

FERC Accounting and Reporting Guidance
          On March 29, 2007, the Federal Energy Regulatory Commission (FERC) issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We completed our evaluation and applied the FERC guidance during the second quarter of 2007. It had no effect on our financial statements.
Subsequent Event
          On August 2, 2007, Williams announced that Transco and its customers have reached an agreement in principle on all substantive issues in its rate case (Docket No. RP06-569). Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required. The agreement in principle will not have a material effect on our consolidated financial position or results of operations.
          Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation, including changes in capital accounts payable as investing activities in the condensed consolidated statement of cash flows.
2. RATE AND REGULATORY MATTERS
          On March 1, 2001, we submitted to the FERC a general rate filing (Docket No. RP01-245) to recover increased costs. The rates became effective on September 1, 2001. All cost of service, throughput and throughput mix issues in this rate proceeding have been resolved by settlement or litigation. Certain cost allocation, rate design and tariff matters in this proceeding have not yet been resolved. We believe the resolution of these matters will not have a materially adverse effect upon our future financial position.
          On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The filing reflected an increase in annual revenues from jurisdictional service of approximately $281 million over the cost of service underlying the rates reflected in the settlement of our Docket No. RP01-245 rate proceeding, as adjusted to include the cost of service and rate base amounts for expansion projects placed in service after the September 1, 2001 effective date of the Docket No. RP01-245 rates. The filing also reflected changes to our tariff, cost allocation and rate design methods, including the refunctionalization of certain facilities from transmission plant accounts to jurisdictional gathering plant accounts consistent with various FERC orders. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. Transco and its customers have reached an agreement in principle on all substantive issues in the rate case. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

3. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
          By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and Williams, WPC and us which resolved certain of FERC staff allegations. As part of the settlement, WPC agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. We also agreed to pay a civil penalty in five equal installments totaling $20 million. The final $4 million installment was paid in the second quarter of 2007.
          In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the Williams defendants. On October 20, 2006, the District Court dismissed all claims against us. Mr. Grynberg filed a Notice of Appeal from the dismissals with the Tenth Circuit Court of Appeals effective November 17, 2006.
Environmental Matters
          Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $11 million to $13 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2007, we had a balance of approximately $5.4 million for the expense portion of these estimated costs recorded in current liabilities ($1.2 million) and other long-term liabilities ($4.2 million) in the accompanying Condensed Consolidated Balance Sheet.
          We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Condensed Consolidated Balance Sheet. At June 30, 2007, we had recorded approximately $4.1 million of environmental related regulatory assets.
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
          We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. Pursuant to requirements of the 1990 Amendments, and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $25 million to $35 million for the period 2007 through 2010. EPA’s designation of eight-hour ozone non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
          Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $219 million at June 30, 2007. We have commitments for gas purchases of approximately $193 million at June 30, 2007.
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
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
          Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which were issued on our behalf, have been issued by the participating institutions and no revolving credit loans were outstanding under the facility at June 30, 2007.

          On May 9, 2007, Williams amended its $1.5 billion unsecured credit facility, extending the maturity date from May 1, 2009 to May 1, 2012. Applicable borrowing rates and commitment fees for investment grade credit ratings were also modified.
Current Maturities of Long-Term Debt
          The current maturities of long-term debt at June 30, 2007 are associated with $100 million of 6 1/4% Notes that mature on January 15, 2008 and $75 million of our Floating Rate Notes that mature on April 15, 2008. It is our intent to repay the notes with a debt issuance or possibly from amounts due from Williams.
5. TRANSACTIONS WITH AFFILIATES
          Included in our operating revenues for the six months ending June 30, 2007 and 2006 are revenues received from affiliates of $23.0 million and $22.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
          Through an agency agreement with us, WPC manages our remaining jurisdictional merchant gas sales. The agency fees billed by WPC under the agency agreement for the six months ending June 30, 2007 and 2006 were not significant.
          Included in our cost of sales for the six months ending June 30, 2007 and 2006 is purchased gas cost from affiliates of $4.8 million and $9.2 million, respectively. All gas purchases are made at market or contract prices.
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
          Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ending June 30, 2007 and 2006, are $25.0 million and $23.5 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
          Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the six months ending June 30, 2007 and 2006, we recorded reductions in operating expenses for services provided to WFS for $2.5 million and $3.5 million, respectively, under terms of the operating agreement.
ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2006 Annual Report on Form

10-K and in our 2007 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the six months ended June 30, 2007 was $158.5 million compared to operating income of $147.8 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $81.7 million compared to $79.8 million for the six months ended June 30, 2006. The increase in operating income of $10.8 million was due primarily to an increase in operating revenues, partially offset by increases in operation and maintenance expenses, administrative and general expenses, depreciation and amortization expenses and other less significant variances, as discussed below. The increase in net income of $1.9 million was mostly attributable to the higher operating income offset by an increase in interest expense as discussed below in Other Income and Other Deductions.
Transportation Revenues
     Our operating revenues related to transportation services for the six months ended June 30, 2007 were $412.2 million, compared to $382.8 million for the six months ended June 30, 2006. The increase was primarily due to the implementation of new rates effective March 1, 2007 (Docket No. RP06-569).
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
     As shown in the table below, our total market-area deliveries for the six months ended June 30, 2007 increased 52.4 trillion British Thermal Units (TBtu) (6.5%) when compared to the same period in 2006. The increased deliveries are primarily the result of the colder weather experienced in Transco’s northeast markets in the first quarter of 2007 compared to the same period in 2006. Our production-area deliveries for the six months ended June 30, 2007 decreased 29.4 TBtu (23.1%) compared to the same period in 2006. The reduction is primarily due to decreased requests for deliveries to production-area interconnects.

	Six months
	Ended June 30,
Transco System Deliveries (TBtu)	2007	2006

Market-area deliveries:
Long-haul transportation	422.2	394.7
Market-area transportation	432.9	408.0

Total market-area deliveries	855.1	802.7
Production-area transportation	97.7	127.1

Total system deliveries	952.8	929.8

Average Daily Transportation Volumes (TBtu)	5.3	5.1
Average Daily Firm Reserved Capacity (TBtu)	6.6	6.7

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
     Operating revenues related to our sales services were $91.2 million for the six months ended June 30, 2007, compared to $67.9 million for the same period in 2006. The increase was primarily due to the sales of excess top gas from our Eminence storage field. Transco requested authorization from the FERC to sell the excess Eminence top gas inventory and retain any gain on the sales. The FERC authorized the top gas sales, but consolidated the issue of Transco’s request to retain the gain on the sales with Transco’s general rate case. Therefore, the gain on the sales of the excess top gas, which was $9.1 million, has been deferred pending resolution of this issue.
Storage Revenues
     Our operating revenues related to storage services were $68.4 million for the six months ended June 30, 2007 compared to $60.0 million for the same period in 2006. The increase was primarily due to the effects of the implementation of new rates effective March 1, 2007 (Docket No. RP06-569).
Other Revenues
     Our other operating revenues were $16.5 million for the six months ended June 30, 2007 compared to $9.7 million for the same period in 2006. The increase of $6.8 million was primarily due to an $11.1 million increase of Park and Loan Service revenue, partially offset by a $4.2 million decrease in environmental mitigation credit sales. The increased trend of the Park and Loan Service revenues is not expected to continue throughout the year.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $91.2 million for the six months ended June 30, 2007 and $67.9 million for the comparable period in 2006, our operating expenses for the six months ended June 30,

2007, were approximately $33.8 million higher than the comparable period in 2006. This increase was primarily attributable to higher operation and maintenance expenses, higher administrative and general expenses, higher depreciation and amortization expense and higher other expenses. The increase in operation and maintenance expenses in 2007 of $5.6 million is due primarily to higher employee labor and benefit costs. The increase in administrative and general expense of $9.8 million is mostly due to higher property insurance of $5.4 million resulting from increased premiums on offshore facilities, increased information systems costs of $2.6 million, higher general liability insurance expense of $1.3 million and an increase of $3.1 million of allocated corporate expenses, partly offset by lower labor and benefits of $3.0 million. The increase in depreciation and amortization of $8.6 million was primarily due to higher expense associated with negative salvage. Other operating costs and expenses were $9.1 million higher primarily due to increased expenses of $6.2 million associated with our asset retirement obligations due to the effects of the implementation of Docket No. RP06-569 and the absence of a 2006 reduction of $2.0 million of accrued liabilities for royalty claims associated with certain producer indemnities.
Other Income and Other Deductions
     Other income and other deductions for the six months ended June 30, 2007 resulted in higher net expense of $6.8 million compared to the same period in 2006. This was primarily due to the absence of a 2006 decrease in interest expense of $5.0 million resulting from the reduction of accrued liabilities for royalty claims associated with certain producer indemnities. Interest expense was also higher in 2007 due to the issuance of $200 million of 6.4% Notes in April 2006.
Capital Expenditures
          Our capital expenditures for the six months ended June 30, 2007 were $182.3 million, compared to $151.7 million for the six months ended June 30, 2006. Our capital expenditures estimate for 2007 and future capital projects are discussed in our 2006 Annual Report on Form 10-K. The following describes those projects and any new capital projects proposed by us.
          Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project involves an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The project will provide 100,000 dekatherms per day (dt/d) of incremental firm transportation capacity, which has been fully subscribed by one shipper for a twenty-year primary term. The project facilities include pipeline looping in Pennsylvania, pipeline looping, pipeline replacement and a natural gas compressor facility in New Jersey and appurtenant facilities in New York. We expect that over three-quarters of the project expenditures will occur in 2007. We filed an application for FERC authorization of the project in December 2005, which the FERC approved by order issued on May 18, 2006. On October 20, 2006, we filed an application to amend the FERC authorizations to reflect our ownership of certain appurtenant facilities as part of the project and to adjust the cost of facilities and rates, which the FERC approved by order issued on January 11, 2007. The estimated capital cost of the project is approximately $158 million. The project is expected to be placed into service in December 2007.
          Potomac Expansion Project The Potomac Expansion Project involves an expansion of our existing natural gas transmission system from receipt points in North Carolina to delivery points in the greater Baltimore and Washington, D.C. metropolitan areas. The project will provide 165,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by shippers under long-term firm arrangements. The estimated capital cost of the project is approximately $88 million. We filed an application for FERC authorization of the project in July 2006, which the FERC approved by order issued on April 12,

2007. The target in-service date for the project is November 1, 2007.
          Sentinel Expansion Project The Sentinel Expansion Project will involve an expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The project will provide 142,000 dt/d of incremental firm transportation capacity, which has been fully subscribed by the shippers under long-term firm arrangements. The project facilities will include pipeline looping in Pennsylvania and New Jersey and minor compressor station modifications. As part of the FERC’s pre-application environmental review of the project, Transco is evaluating route alternatives and facility configurations that may have an impact on the scope, timing, and estimated capital cost of the project. We expect to file a formal application with the FERC later this year.
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
Second Quarter 2007 Changes in Internal Control over Financial Reporting
There have been no changes during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
               (10) Material contracts
• 1	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007).
               (31) Section 302 Certifications
• 1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• 2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               (32) Section 906 Certification
•	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: August 7, 2007	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)