Form 10-Q
period 2007-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2007-11-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of October 31, 2007 was 100.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)2
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and our 2007 First and Second Quarter Reports on Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Revenues:
Natural gas sales	$36,546	$41,076	$127,785	$108,959
Natural gas transportation	215,059	188,518	627,245	571,320
Natural gas storage	36,036	29,867	104,402	89,883
Other	1,047	2,355	17,546	12,057

Total operating revenues	288,688	261,816	876,978	782,219

Operating Costs and Expenses:
Cost of natural gas sales	36,547	41,067	127,715	108,948
Cost of natural gas transportation	3,005	2,663	8,446	9,237
Operation and maintenance	55,698	56,441	167,094	162,272
Administrative and general	36,647	48,121	114,339	116,038
Depreciation and amortization	57,590	51,530	168,762	154,117
Taxes — other than income taxes	11,424	12,741	40,002	39,413
Other (income) expense, net	4,143	(2,592)	8,468	(7,405)

Total operating costs and expenses	205,054	209,971	634,826	582,620

Operating Income	83,634	51,845	242,152	199,599

Other (Income) and Other Deductions:
Interest expense	24,097	23,489	70,721	61,503
Interest income — affiliates	(3,830)	(4,310)	(11,755)	(10,867)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,463)	(3,161)	(10,176)	(8,530)
Equity in earnings of unconsolidated affiliates	(1,717)	(1,983)	(5,114)	(5,729)
Miscellaneous other (income) deductions, net	(2,933)	(1,859)	(7,453)	(4,973)

Total other (income) and other deductions	10,154	12,176	36,223	31,404

Income before Income Taxes	73,480	39,669	205,929	168,195

Provision for Income Taxes	27,927	15,320	78,632	64,009

Net Income	$45,553	$24,349	$127,297	$104,186

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$117	$315
Receivables:
Affiliates	5,327	7,814
Advances to affiliates	152,780	190,399
Others, less allowance of $503 ($503 in 2006)	100,108	84,445
Transportation and exchange gas receivables	13,413	7,075
Inventories	70,131	64,821
Deferred income taxes	20,726	17,414
Other	40,562	28,557

Total current assets	403,164	400,840

Investments, at cost plus equity in undistributed earnings	44,866	44,820

Property, Plant and Equipment:
Natural gas transmission plant	6,780,551	6,475,172
Less-Accumulated depreciation and amortization	2,056,486	1,939,430

Total property, plant and equipment, net	4,724,065	4,535,742

Other Assets	247,291	300,587

Total assets	$5,419,386	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$19,004	$23,007
Other	122,922	113,418
Transportation and exchange gas payables	16,438	14,693
Accrued liabilities	170,955	112,062
Current maturities of long-term debt	174,979	—

Total current liabilities	504,298	263,180

Long-Term Debt	1,027,155	1,201,458

Other Long-Term Liabilities:
Deferred income taxes	1,035,552	1,013,282
Other	265,696	265,633

Total other long-term liabilities	1,301,248	1,278,915

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	962,149	914,851
Accumulated other comprehensive loss	(27,894)	(28,845)

Total common stockholder’s equity	2,586,685	2,538,436

Total liabilities and stockholder’s equity	$5,419,386	$5,281,989

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$127,297	$104,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	169,920	152,361
Deferred income taxes	18,369	46,882
Allowance for equity funds used during construction (Equity AFUDC)	(7,420)	(6,380)
Changes in operating assets and liabilities:
Receivables — affiliates	2,487	(1,362)
— others	(15,663)	6,983
Transportation and exchange gas receivables	(6,338)	(1,284)
Inventories	(5,310)	(7,919)
Payables — affiliates	(4,003)	(7,760)
— others	(4,660)	(3,195)
Transportation and exchange gas payables	1,745	(23,112)
Accrued liabilities	58,893	(49,643)
Other, net	24,219	(15,611)

Net cash provided by operating activities	359,536	194,146

Cash flows from financing activities:
Additions of long-term debt	—	200,000
Debt issue costs	(10)	(3,187)
Change in cash overdrafts	(894)	(2,023)
Common stock dividends paid	(80,000)	(95,000)

Net cash provided by (used in) financing activities	(80,904)	99,790

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(314,121)	(265,066)
Changes in accounts payable	15,058	16,032
Advances to affiliates, net	37,619	(43,384)
Advances to others, net	651	745
Other, net	(18,037)	(2,435)

Net cash used in investing activities	(278,830)	(294,108)

Net decrease in cash	(198)	(172)
Cash at beginning of period	315	362

Cash at end of period	$117	$190

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2007, and results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K and our 2007 First and Second Quarter Reports on Form 10-Q.
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
     Our Board of Directors declared, and we paid cash dividends on common stock in the amounts of $20 million on March 30, 2007, $20 million on June 29, 2007 and $40 million on September 28, 2007.
     Comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$45,553	$24,349	$127,297	$104,186
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	(132)	(150)	(18)	134
Pension benefits, net of tax
Amortization of prior service credit	(256)	—	(767)	—
Amortization of net actuarial loss	579	—	1,736	—

Total comprehensive income	$45,744	$24,199	$128,248	$104,320

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
     As of January 1, 2007, the Internal Revenue Service (IRS) examination of Williams’ consolidated U.S. income tax return including 2002 was in process. The Williams’ consolidated U.S. income tax return incorporates our tax information. During the first quarter of 2007 the IRS also commenced examination of the 2003 through 2005 consolidated U.S. income tax returns of Williams. IRS examinations for 1996 through 2001 have been completed but the years remain open while certain issues are under review with the Appeals Division of the IRS. The statute of limitations for most states expires one year after IRS audit settlement.

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
     Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation, including changes in capital related accounts payable as investing activities in the condensed consolidated statement of cash flows.
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
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The filing reflected an increase in annual revenues from jurisdictional service of approximately $281 million over the cost of service underlying the rates reflected in the settlement of our Docket No. RP01-245 rate proceeding, as adjusted to include the cost of service and rate base amounts for expansion projects placed in service after the September 1, 2001 effective date of the Docket No. RP01-245 rates. The filing also reflected changes to our tariff, cost allocation and rate design methods, including the refunctionalization of certain facilities from transmission plant accounts to jurisdictional gathering plant accounts consistent with various FERC orders. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. Transco and its customers have reached an agreement in principle on all substantive issues in the rate case. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We expect to file the formal stipulation and agreement with FERC in the fourth quarter. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $11 million to $13 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next five to seven years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2007, we had a balance of approximately $5.2 million for the expense portion of these estimated costs recorded in current liabilities ($1.2 million) and other long-term liabilities ($4.0 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2007, we had recorded approximately $3.6 million of environmental related regulatory assets.
     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $11 million to $13 million range discussed above.
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
     By letter dated September 20, 2007, the EPA required Transco to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of Transco’s compliance with the Clean Air Act. We are preparing our response.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $165 million at September 30, 2007, which is expected to be spent in the fourth quarter of 2007 and in 2008. We have commitments for gas purchases of approximately $177 million at September 30, 2007, which is expected to be spent over the next eleven years.
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
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which were issued on our behalf, have been issued by the participating institutions and no revolving credit loans were outstanding under the facility at September 30, 2007.
     On May 9, 2007, Williams amended its $1.5 billion unsecured credit facility, extending the maturity date from May 1, 2009 to May 1, 2012. Applicable borrowing rates and commitment fees for investment grade credit ratings were also modified.

Current Maturities of Long-Term Debt
     The current maturities of long-term debt at September 30, 2007 are associated with $100 million of 6.25% Notes that mature on January 15, 2008 and $75 million of our Floating Rate Notes that mature on April 15, 2008. It is our intent to refinance this debt.
5. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the nine months ending September 30, 2007 and 2006 are revenues received from affiliates of $32.0 million and $38.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WPC manages our remaining jurisdictional merchant gas sales. The agency fees billed by WPC under the agency agreement for the nine months ending September 30, 2007 and 2006 were not significant.
     Included in our cost of sales for the nine months ending September 30, 2007 and 2006 is purchased gas cost from affiliates of $8.3 million and $11.8 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the nine months ending September 30, 2007 and 2006, are $37.9 million and $40.6 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the nine months ending September 30, 2007 and 2006, we recorded reductions in operating expenses for services provided to WFS for $4.4 million and $5.7 million, respectively, under terms of the operating agreement.
ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2006 Annual Report on Form 10-K and in our 2007 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the nine months ended September 30, 2007 was $242.2 million compared to operating income of $199.6 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $127.3 million compared to $104.2 million for the nine months ended September 30, 2006. The increase in operating income of $42.6 million (21.3%) was due primarily to an increase in operating revenues, partially offset by increases in operation and maintenance expenses, depreciation and amortization expenses, other operating costs and expenses and other less significant variances, as discussed below. The increase in net income of $23.1 million (22.2%) was mostly attributable to the higher operating income partly offset by an increase in interest expense as discussed below in Other Income and Other Deductions.
Transportation Revenues
     Our operating revenues related to transportation services for the nine months ended September 30, 2007 were $627.2 million, compared to $571.3 million for the nine months ended September 30, 2006. The 9.8% increase was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007 and slightly higher market area deliveries.
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
     As shown in the table below, our total market-area deliveries for the nine months ended September 30, 2007 increased 74.3 trillion British Thermal Units (TBtu) (6.1%) when compared to the same period in 2006. The increased deliveries are primarily the result of the colder weather experienced in Transco’s northeast markets in the first quarter of 2007 compared to the same period in 2006 as well as warmer temperatures experienced in Transco’s southeast markets during the third quarter of 2007 compared to the same period in 2006. Our production-area deliveries for the nine months ended September 30, 2007 decreased 45.2 TBtu (23.6%) compared to the same period in 2006. The reduction in production area deliveries is due primarily to declining production from the offshore area. Despite this reduction in production area deliveries we were able to increase market area deliveries, primarily due to an increase in receipts from mainline interconnect points.

	Nine months
	Ended September 30,
Transco System Deliveries (TBtu)	2007	2006
Market-area deliveries:
Long-haul transportation	621.7	588.5
Market-area transportation	662.5	621.4

Total market-area deliveries	1,284.2	1,209.9
Production-area transportation	146.0	191.2

Total system deliveries	1,430.2	1,401.1

Average Daily Transportation Volumes (TBtu)	5.2	5.1
Average Daily Firm Reserved Capacity (TBtu)	6.5	6.6

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
     Operating revenues related to our sales services were $127.8 million for the nine months ended September 30, 2007, compared to $109.0 million for the same period in 2006. The 17.2% increase was primarily due to the sales of $37.0 million excess top gas from our Eminence storage field. Transco requested authorization from the FERC to sell the excess Eminence top gas inventory and retain any gain on the sales. The FERC authorized the top gas sales, but consolidated the issue of Transco’s request to retain the gain on the sales with Transco’s general rate case. Therefore, the gain on the sales of the excess top gas, which was $14.3 million, has been deferred pending resolution of this issue.
Storage Revenues
     Our operating revenues related to storage services were $104.4 million for the nine months ended September 30, 2007 compared to $89.9 million for the same period in 2006. The 16.1% increase was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.
Other Revenues
     Our other operating revenues were $17.5 million for the nine months ended September 30, 2007 compared to $12.1 million for the same period in 2006. The increase of $5.4 million (44.6%) was primarily due to an $11.1 million increase of Park and Loan Service revenue, partially offset by a $5.5 million decrease in environmental mitigation credit sales. The trend of the increased Park and Loan Service revenues is not expected to continue throughout the year.

Operating Costs and Expenses
     Excluding the cost of natural gas sales of $127.7 million for the nine months ended September 30, 2007 and $108.9 million for the comparable period in 2006, our operating expenses for the nine months ended September 30, 2007, were approximately $33.4 million (7.1%) higher than the comparable period in 2006. This increase was primarily attributable to higher operation and maintenance expenses, higher depreciation and amortization expense and higher other expenses. The increase in operation and maintenance expenses in 2007 of $4.8 million is due primarily to higher employee labor and benefit costs resulting from higher levels of employment in addition to slightly higher levels of compensation. The increase in depreciation and amortization of $14.6 million was primarily due to higher expense associated with negative salvage. Other operating costs and expenses were $15.9 million higher primarily due to increased expenses of $13.8 million associated with our asset retirement obligations (AROs) due to the new rates in Docket No. RP06-569, effective March 1, 2007, subject to refund (See Note 2). In 2006, depreciation expense and accretion expense for AROs of $7.5 million was deferred as a regulatory asset to be recovered through the rates in Docket RP06-569. Effective March 1, 2007, we began collecting amounts for AROs and started amortizing the regulatory asset to expense. In addition, in 2007 we recognized accretion expense of $5.9 million. The variance was also due to the absence of a 2006 reduction of $2.0 million of accrued liabilities for royalty claims associated with certain producer indemnities.
Other Income and Other Deductions
     Other income and other deductions for the nine months ended September 30, 2007 resulted in higher net expense of $4.8 million (15.3%) compared to the same period in 2006. This was primarily due to the absence of a 2006 decrease in interest expense of $5.0 million resulting from the reduction of accrued liabilities for royalty claims associated with certain producer indemnities.
Capital Expenditures
     Our capital expenditures for the nine months ended September 30, 2007 were $314.1 million, compared to $265.1 million for the nine months ended September 30, 2006. Our capital expenditures estimate for 2007 and future capital projects are discussed in our 2006 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
     Leidy to Long Island Expansion Project The Leidy to Long Island Expansion Project involves an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The capital cost of the project is estimated to be up to approximately $163 million. The project is expected to be placed into service in December 2007.
     Potomac Expansion Project The Potomac Expansion Project involves an expansion of our existing natural gas transmission system from receipt points in North Carolina to delivery points in the greater Baltimore and Washington, D.C. metropolitan areas. The capital cost of the project is estimated to be up to approximately $88 million. The project is expected to be placed in service in November 2007.
     Sentinel Expansion Project The Sentinel Expansion Project will involve an expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The capital cost of the project is estimated to be up to approximately $169 million.

Transco plans to place the project into service in phases, in late 2008 and late 2009.
     Pascagoula Expansion Project The Pascagoula Expansion Project will involve the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting Transco’s existing Mobile Bay Lateral to the outlet pipeline of a proposed liquefied natural gas import terminal in Mississippi. Transco’s share of the estimated capital cost of the project is up to $37 million. Transco plans to place the project into service on or about October 1, 2011.
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
Third Quarter 2007 Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)

Dated: November 5, 2007	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
(Principal Accounting Officer)