Form 10-K
period 2007-12-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2008-02-27
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
          No voting or non-voting common equity of registrant is held by non-affiliates.
          The number of shares of Common Stock, par value $1.00 per share, outstanding at January 31, 2008 was 100.
          Documents Incorporated by Reference: None
          The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
FORM 10-K

PAGE
By-Laws of Transco, as Amended and Restated July 16, 2007
Consent of Independent Registered Public Accounting Firm
Power of Attorney with Certified Resolution
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

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
     As of December 31, 2007, we had 1,315 full time employees.
     At December 31, 2007, our system had a mainline delivery capacity of approximately 4.7 MMdt1 of gas per day from production areas to our primary markets. Using our Leidy Line and market-area storage and transportation capacity, we can deliver an additional 3.7 MMdt of gas per day for a system-wide delivery capacity total of approximately 8.4 MMdt of gas per day. The system is comprised of approximately 10,300 miles of mainline and branch transmission pipelines, 45 compressor stations, five underground storage fields and two liquefied natural gas (LNG) storage facilities. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.
     We have natural gas storage capacity in five underground storage fields located on or near our pipeline system and/or market areas and we operate three of these storage fields. We also have storage capacity in an LNG storage facility that we operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 216 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC, an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
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
     Through an agency agreement, one of our affiliates, Williams Gas Marketing, Inc. (WGM), formerly Williams Power Company, manages our jurisdictional merchant gas sales.
MARKETS AND TRANSPORTATION
     Our natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.
     Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2007 were Public Service Enterprise Group, and KeySpan Corporation, which accounted for approximately 11.8% and 7.2%, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
     Our total system deliveries for the years 2007, 2006 and 2005 are shown below.

Transco System Deliveries (TBtu)	2007	2006	2005
Market-area deliveries
Long-haul transportation	838.6	795.1	754.9
Market-area transportation	874.9	816.5	852.5

Total market-area deliveries	1,713.5	1,611.6	1,607.4
Production-area transportation	189.9	247.2	278.4

Total system deliveries	1,903.4	1,858.8	1,885.8

Average Daily Transportation Volumes (TBtu)	5.2	5.1	5.2
Average Daily Firm Reserved Capacity (TBtu)	6.6	6.6	6.6
     Our total market-area deliveries for 2007 increased 101.9 TBtu (6.3%) when compared to 2006. The increased deliveries are primarily the result of the colder weather experienced during the winter months throughout Transco’s market area in 2007 compared to the same period in 2006 as well as warmer temperatures experienced in Transco’s southeast markets during the summer months of 2007 compared to the same period in 2006. Our production area deliveries decreased 57.3 TBtu (23.2%) when compared to 2006. The reduction in production area deliveries is due primarily to declining production from the offshore area. Despite this reduction in production area deliveries we were able to increase market area deliveries, primarily due to an increase in receipts from mainline interconnect points.
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

PIPELINE PROJECTS
     The pipeline projects listed below were either completed during 2007 or are future pipeline projects for which we have customer commitments.
     Potomac Expansion Project In November 2007, we placed into service the Potomac Expansion Project, an expansion of our existing natural gas transmission system from receipt points in North Carolina to delivery points in the greater Baltimore and Washington, D.C. metropolitan areas. The second phase of the project involving installation of appurtenant facilities will be completed in fall 2008. The capital cost of the project is estimated to be approximately $88 million.
     Leidy to Long Island Expansion Project In December 2007, we placed into service the Leidy to Long Island Expansion Project, an expansion of our existing natural gas transmission system in Zone 6 from the Leidy Hub in Pennsylvania to Long Island, New York. The capital cost of the project is estimated to be approximately $169 million.
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
     On March 1, 2001, we submitted to the FERC a general rate filing (Docket No. RP01-245) to recover increased costs.  All cost of service, throughput and throughput mix issues in this rate proceeding have been resolved by settlement or litigation.  The resulting rates were effective from September 1, 2001 to March 1, 2007.  Certain cost allocation, rate design and tariff matters in this proceeding have not yet been finally resolved.

We believe the resolution of these matters will not have a materially adverse effect upon our future financial position.
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The filing reflected an increase in annual revenues from jurisdictional service of approximately $281 million over the cost of service underlying the rates reflected in the settlement of our Docket No. RP01-245 rate proceeding, as adjusted to include the cost of service and rate base amounts for expansion projects placed in service after the September 1, 2001 effective date of the Docket No. RP01-245 rates. The filing also reflected changes to our tariff, cost allocation and rate design methods, including the refunctionalization of certain facilities from transmission plant accounts to jurisdictional gathering plant accounts consistent with various FERC orders. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. The one issue reserved for litigation or further settlement relates to the design of the rates for service under one of Transco’s storage rate schedules. The Agreement is uncontested. On January 9, 2008, the Presiding Administrative Law Judge issued an order certifying the Agreement to the FERC, finding the Agreement to be fair and reasonable and in the public interest, and urging the FERC to approve the Agreement expeditiously. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
SALES SERVICE
     As discussed above, WGM manages our jurisdictional merchant gas sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Most of these sales were previously made through a Firm Sales (FS) program which gave customers the option to purchase daily quantities of gas from us at market-responsive prices in exchange for a demand charge payment. Pursuant to the terms of an agreement with the FERC, we terminated our remaining FS agreements effective April 1, 2005. Through an agency agreement, WGM is still authorized to make gas sales on our behalf in order to manage our remaining gas purchase obligations. WGM receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service and the termination of the FS agreements in April 2005, have no impact on our operating income or results of operations.
     Our gas sales volumes managed by WGM for the years 2007, 2006 and 2005 are shown below.

Gas Sales Volumes (TBtu)	2007	2006	2005
Long-term sales	—	—	7.8
Short-term sales	2.0	3.6	6.7

Total gas sales	2.0	3.6	14.5

TRANSACTIONS WITH AFFILIATES
     We engage in transactions with Williams and other Williams subsidiaries. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies and 8. Transactions with Major Customers and Affiliates.”
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
     Intrastate gas pipeline operations Cardinal Pipeline Company (Cardinal Pipeline), LLC, a North Carolina natural gas pipeline company, is subject to the jurisdiction of the North Carolina Utilities Commission. Through wholly-owned subsidiaries, we operate and own a 45 percent interest in Cardinal Pipeline.
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
COMPETITION
     The natural gas industry has undergone significant change over the past two decades. A highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity.
     Local distribution company (LDC) and electric industry restructuring by states have affected pipeline markets. Although pipeline operators are increasingly challenged to accommodate the flexibility demanded by customers and allowed under tariffs, the changes implemented at the state level have not required renegotiation of` LDC contracts. The state plans have in some cases discouraged LDCs from signing long-term contracts for new capacity.

     Several states are considering re-regulation and extending price caps because many regulators and legislators are of the opinion that deregulation has not worked. States are in the process of developing new energy plans that will encourage utilities to encourage energy saving measures and diversify their energy supplies to include renewable sources. This could lower the growth of gas demand. Resistance to coal-fired electricity generation could increase it.
     These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity. Future utilization of pipeline capacity will depend on competition from LNG imported into markets and new pipelines from the Rockies and other new producing areas, many of which are utilizing MLP structures with a lower cost of capital, as well as the growth of natural gas demand.
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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filing; and

•	natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	inflation, interest rates and general economic conditions;

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations, including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements, and future changes in our credit rating;

•	risks associated with future weather conditions; and

•	acts of terrorism.
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
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this document. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
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
     In addition, there are inherent in our gas gathering and transporting properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on our financial condition, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting impact on our results of operations.
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
     Changes in federal laws or regulations could reduce the availability or increase the cost of our interstate pipeline capacity or gas supply, and thereby reduce our earnings. Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws.
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
A downgrade of our credit ratings could impact our costs of doing business in certain ways and maintaining current credit ratings is within the control of independent third parties.
      A downgrade of our credit ratings might increase our cost of borrowing. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions generally;

•	declining market prices for natural gas;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other energy companies.
     Credit rating agencies perform independent analysis when assigning credit ratings. Given the significant changes in capital markets and the energy industry over the last few years, credit rating agencies continue to review the criteria for attaining investment grade ratings and make changes to those criteria from time to time. While we are currently rated investment grade by three of the major credit rating agencies, no assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.
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
Risks Related to Regulations that Affect our Industry
Our gas sales, transmission, and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on our results of operations.
     Our interstate gas sales, transportation, and storage operations are subject to the FERC’s rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC’s regulatory authority extends to:
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
     On August 31, 2006, we filed a rate case with the FERC to request changes to the rates we charge. We have sought FERC approval of a settlement of the significant issues in the rate case but until FERC approves the settlement, the outcome of the rate case remains uncertain. There is a risk that rates set by the FERC will lower our return on the capital we have invested in our assets or might not be adequate to recover increases in operating costs. There is also the risk that higher rates will cause us to discount our services or result in our customers seeking alternative ways to transport their natural gas.
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
     Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent registered public accounting firms, and retirement plan practices.

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
Failure of or the disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.
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
     Our Board of Directors declared and we paid cash dividends on common stock in the amounts of $20 million on March 30, 2007, $20 million on June 29, 2007, $40 million on September 28, 2007 and $30 million on December 31, 2007.
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
     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At December 31, 2007, we had accrued approximately $98 million for potential amounts to be refunded or credited.
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
     Asset Retirement Obligations We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and offset by a regulatory asset, as such amounts are expected to be recovered in future rates.
     Pension and Postretirement Obligations We participate in employee benefit plans with Williams and its subsidiaries that include pension and other postretirement benefits. Pension and other postretirement benefit plan expense and obligations are impacted by various estimates and assumptions. These estimates and assumptions include the expected long-term rates of return on plan assets, discount rates, expected rate of compensation increase, health care trend rates, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Costs,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain assessment costs that we have historically capitalized. During 2007 and 2006, we expensed approximately $10 million and $8 million, respectively that previously would have been capitalized.
RESULTS OF OPERATIONS
2007 COMPARED TO 2006
     Operating Income and Net Income Our operating income for 2007 was $327.4 million compared to operating income of $250.0 million for 2006. Net income for 2007 was $172.6 million compared to net income of $117.3 million for 2006. The increase in operating income of $77.4 million (30.9%) was due primarily to an increase in operating revenues, partially offset by increases in depreciation and amortization expenses, other operating costs and expenses and other less significant variances, as discussed below. The increase in net income of $55.3 million (47.2%) was mostly attributable to the higher operating income partly offset by an increase in interest expense as discussed below in Other Income and Other Deductions.
     Transportation Revenues Our operating revenues related to transportation services increased $77.4 million (10.0%) to $849.2 million for 2007 when compared to 2006. The higher transportation revenues were primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007 and slightly higher market area deliveries.
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
     Through an agency agreement, WGM manages our long-term purchase agreements and our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WGM remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WGM. WGM receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service and the termination of the FS agreements in April 2005 have no impact on our operating income or results of operations.
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
     Operating revenues related to our sales services increased $49.8 million to $192.0 million for 2007 when compared to 2006. The 35.0% increase was primarily due to the sales of $59.2 million of excess top gas from our Eminence storage field and an increase in cash out sales of $3.3 million related to monthly settlements of imbalances, partially offset by a lower volume in merchant sales of $12.3 million because of the termination of the FS agreements during 2005. Transco requested authorization from the FERC to sell the excess Eminence top gas inventory and retain any gain on the sales.  The FERC authorized the top gas sales, but consolidated the issue of Transco’s request to retain the gain on the sales with Transco’s general rate case. One of the provisions of the pending Agreement in the Docket No. RP06-569 rate case (See Note 2 of Notes to the Consolidated Financial Statements) requires that Transco share 50% of the gain with its customers. Therefore, the entire gain on the sales of the excess top gas, which was $19.0 million, has been deferred pending final approval of the Agreement.
     Storage Revenues Our operating revenues related to storage services of $141.1 million for 2007 compared to revenues of $119.8 million for 2006. The increase of $21.3 million (17.8%) was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.

     Other Revenues Our other operating revenues increased $3.9 million (26.9%) to $18.5 million for 2007, when compared to 2006, primarily due to an increase in revenues from the Park and Loan service of $11.0 million due to a combination of increased volumes and the effect of placing into effect, subject to refund, the rates in Docket No. RP06-569 on March 1, 2007, offset partially by a decrease of $6.7 million in environmental mitigation credit sales.
     Operating Costs and Expenses Excluding the cost of natural gas sales of $191.8 million for 2007 and $142.2 million for 2006, our operating expenses were approximately $25.5 million (3.9%) higher than the comparable period in 2006. This increase was primarily attributable to:
•	An increase in depreciation and amortization of $19.3 million primarily due to higher expense associated with negative salvage included in the rates in Docket No. RP06-569, effective March 1, 2007, subject to refund.

•	Other operating costs and expenses were $18.6 million higher primarily due to increased expenses associated with our asset retirement obligations (AROs) due to the new rates in Docket No. RP06-569, effective March 1, 2007, subject to refund (See Note 2). In 2006, depreciation expense and accretion expense for AROs of $7.8 million was deferred as a regulatory asset to be recovered through the rates in Docket RP06-569. Effective March 1, 2007, we began collecting amounts for AROs and started amortizing the regulatory asset to expense. In addition, in 2007 we recognized accretion expense of $8.5 million. The variance was also due to the absence of a 2006 reduction of $2.0 million of accrued liabilities for royalty claims associated with certain producer indemnities.

•	A decrease in cost of natural gas transportation of $5.9 million primarily due to $3.3 million lower transportation by others associated with agreements that terminated in the third quarter of 2006 and $2.7 million lower fuel expense resulting from favorable pricing differentials between cost recoveries at spot prices and expenses recognized at weighted average prices.

•	A decrease in operation and maintenance expense of $6.2 million primarily due to lower costs associated with other material and supplies, and outside and miscellaneous contractual services of $14.0 million, partly offset by higher employee and benefit costs of $ 8.1 million resulting from higher levels of employment in addition to slightly higher level of compensation.
     Other Income and Other Deductions Other income and other deductions resulted in $6.0 million (13.4%) higher net expense in 2007 compared to 2006. This was primarily due to the absence of a 2006 decrease in interest expense of $5.0 million resulting from the reduction of accrued liabilities for royalty claims associated with certain producer indemnities.
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
     We have an effective shelf registration statement on file with the Securities and Exchange Commission. At December 31, 2007, $200 million of availability remained under this registration statement. We can also raise capital through private debt offerings as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. We believe any additional financing arrangements, if required, can be obtained from the capital markets.
     Williams has an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings. Significant financial covenants under the credit agreement include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2007, Williams was in compliance with this covenant as their ratio of debt to capitalization, as calculated under this covenant, is approximately 51 percent.

•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2007, we are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, is approximately 31 percent.
     In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25% notes (6.25% Notes) that matured on January 15, 2008. The 6.25% Notes, which were issued in January 1998, were retired at the scheduled maturity date with no gain or loss recorded. We intend to refinance the amount borrowed under the Credit Facility.
     As a participant in Williams’ cash management program, we have advances to and from Williams. At December 31, 2007, the advances due to us by Williams totaled $223.7 million. The advances are represented by demand notes. In mid 2008, we intend to recall a large portion of these advances in order to pay rate refunds to our customers after final approval of the Agreement in Docket No. RP06-569. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2007, the interest rate was 7.83%.
     Through a wholly-owned subsidiary, we hold a 35% interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58% fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income. For the years ended December 31, 2007 and 2006, our cumulative equity interest in an unrealized loss on Pine Needle’s hedge was $0.4 million and $0.2 million, respectively. The swap agreement initially had a notional amount of $53.5 million, of which $32.6 million was still outstanding at December 31, 2007. The interest rate swap is settled quarterly. The swap agreement was effective March 31, 1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.
Credit Ratings
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).
     During 2007, the rating agencies raised the credit ratings on our senior unsecured long-term debt as shown below. The rise in the Moody’s Investor Services and Standard & Poor’s credit ratings moves us to investment grade. Fitch Ratings had increased our credit rating to investment grade in 2006.

Moody’s Investors Services	Ba1 to Baa2
Standard & Poor’s	BB- to BBB-
Fitch Ratings	BBB- to BBB
     With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” rating indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. The “1”, “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” ranking at the lower end of the category.
     With respect to Standard & Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

CAPITAL EXPENDITURES
     We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. As shown in the table below, our capital expenditures for 2007 included $201 million for expansion projects, primarily for Leidy to Long Island, Sentinel and Potomac and $174 million for maintenance of existing facilities and other projects including expenditures required under the Pipeline Safety Improvement Act of 2002. We are estimating approximately $200 million to $240 million of capital expenditures in the year 2008 related to the maintenance of existing facilities, including pipeline safety expenditures, and expansion projects, primarily the Sentinel project.

Capital Expenditures	2007	2006	2005
		(In millions)
Expansion Projects	$201.0	$33.7	$20.3
Maintenance of Existing Facilities and Other Projects	174.4	309.1	233.4

Total Capital Expenditures	$375.4	$342.8	$253.7

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
     Contractual obligations The table below summarizes the maturity dates of our contractual obligations by period (in millions).

			2009-	2011-	There-
	2008		2010	2012	after	Total
Long-term debt, including current portion:
Principal	$175	(1)	$—	$625	$408	$1,208

Interest	83		155	134	256	628

Capital leases	—		—	—	—	—

Operating leases	6		13	14	9	42
Purchase obligations:
Natural gas purchase, storage and transportation	93		110	86	48	337

Other	102	(2)	6	5	1	114

Total	$459		$284	$864	$722	$2,329

(1)	See Item 8, Note 4 of the Notes to the Consolidated Financial Statements. Includes $100 million 6.25% Notes due January 15, 2008, reclassified as long-term debt on the Consolidated Balance Sheet, as a result of subsequent refinancing through the borrowing under the $1.5 billion Credit Facility.

(2)	Obligations primarily associated with Property, Plant and Equipment expenditures.
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
     The following tables provide information about our long-term debt, including current maturities, as of December 31, 2007. The tables present principal cash flows and weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
December 31, 2007	2008		2009	2010	2011
			(Dollars in millions)
Long-term debt:
Fixed rate	$100	(1)	$—	$—	$300
Interest rate	7.49%		7.53%	7.53%	7.59%
Variable rate	$75		$—	$—	$—
Interest rate (6.52% to 6.64% for 2007)

	Expected Maturity Date
December 31, 2007	2012	Thereafter	Total	Fair Value
		(Dollars in millions)
Long-term debt:
Fixed rate	$325	$408	$1,133	$1,221
Interest rate	7.45%	7.09%
Variable rate	$—	$—	$75	$75
Interest rate (6.52% to 6.64% for 2007)

(1)	See Item 8, Note 4 of the Notes to the Consolidated Financial Statements. Includes $100 million 6.25% Notes due January 15, 2008, reclassified as long-term debt on the Consolidated Balance Sheet, as a result of subsequent refinancing through the borrowing under the $1.5 billion Credit Facility.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
     Transcontinental Gas Pipe Line Corporation’s (Transco) management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of record that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of Transco’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of
     Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on our assessment we believe that, as of December 31, 2007, Transco’s internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Transcontinental Gas Pipe Line Corporation
     We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
ERNST & YOUNG LLP
Houston, Texas
February 25, 2008

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues:
Natural gas sales	$192,006	$142,252	$288,294
Natural gas transportation	849,246	771,855	767,919
Natural gas storage	141,098	119,750	122,117
Other	18,455	14,534	8,083

Total operating revenues	1,200,805	1,048,391	1,186,413

Operating Costs and Expenses:
Cost of natural gas sales	191,841	142,248	288,256
Cost of natural gas transportation	5,518	11,414	(5,815)
Operation and maintenance	225,791	232,002	200,030
Administrative and general	164,928	165,367	120,471
Depreciation and amortization	225,120	205,860	195,744
Taxes – other than income taxes	51,334	51,146	43,669
Other (income) expense, net	8,915	(9,679)	1,973

Total operating costs and expenses	873,447	798,358	844,328

Operating Income	327,358	250,033	342,085

Other (Income) and Other Deductions:
Interest expense — affiliates	463	942	—
— other	94,641	85,064	79,661
Interest income — affiliates	(15,764)	(14,310)	(10,172)
—other	(748)	(762)	(851)
Allowance for equity and borrowed funds used during construction (AFUDC)	(12,951)	(11,148)	(9,270)
Equity in earnings of unconsolidated affiliates	(6,730)	(7,498)	(7,185)
Miscellaneous other (income) deductions, net	(8,008)	(7,382)	(5,352)

Total other (income) and other deductions	50,903	44,906	46,831

Income before Income Taxes	276,455	205,127	295,254
Provision for Income Taxes	103,872	87,876	109,939

Net Income	$172,583	$117,251	$185,315

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2007	2006
ASSETS

Current Assets:
Cash	$119	$315
Receivables:
Trade less allowance of $462 ($503 in 2006)	105,427	73,378
Affiliates	6,307	7,814
Advances to affiliates	223,657	190,399
Other	9,576	11,067
Transportation and exchange gas receivables	10,724	7,075
Inventories:
Gas in storage, at LIFO	55	25,361
Gas in storage, at original cost	809	811
Gas available for customer nomination, at average cost	25,686	10,901
Materials and supplies, at lower of average cost or market	28,570	27,748
Deferred income taxes	38,588	17,414
Other	33,619	28,557

Total current assets	483,137	400,840

Investments, at cost plus equity in undistributed earnings	44,730	44,820

Property, Plant and Equipment:
Natural gas transmission plant	6,840,377	6,480,478
Less – Accumulated depreciation and amortization	2,113,561	1,939,430

Total property, plant and equipment, net	4,726,816	4,541,048

Other Assets	256,169	300,587

	$5,510,852	$5,287,295

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$74,030	$83,517
Affiliates	15,530	23,007
Cash Overdrafts	12,243	29,901
Transportation and exchange gas payables	7,245	14,693
Accrued liabilities:
Federal income taxes payable to affiliate	53,630	—
State income taxes	5,327	—
Other taxes	15,244	15,038
Interest	29,331	29,338
Deferred cash out	7,648	15,823
Employee benefits	36,197	32,494
Other	56,928	22,443
Reserve for rate refunds	98,035	2,232
Current maturities of long-term debt	75,000	—

Total current liabilities	486,388	268,486

Long-Term Debt	1,127,370	1,201,458

Other Long-Term Liabilities:
Deferred income taxes	1,027,441	1,013,282
Asset retirement obligations	141,416	136,171
Other	113,737	129,462

Total other long-term liabilities	1,282,594	1,278,915

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares: none issued or outstanding	—	—

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares: none issued or outstanding	—	—

Common Stockholder’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	977,434	914,851
Accumulated other comprehensive loss	(15,364)	(28,845)

Total common stockholder’s equity	2,614,500	2,538,436

	$5,510,852	$5,287,295

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2007	2006	2005
Common Stock:
Balance at beginning and end of period	$—	$—	$—

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning and end of period	1,652,430	1,652,430	1,652,430

Retained Earnings:
Balance at beginning of period	914,851	902,600	842,285
Add (deduct):
Net income	172,583	117,251	185,315
Cash dividends on common stock	(110,000)	(105,000)	(125,000)

Balance at end of period	977,434	914,851	902,600

Accumulated Other Comprehensive Income/(Loss):
Interest Rate Hedge:
Balance at beginning of period	(249)	(408)	(920)
Add (deduct):
Net gain/(loss), net of tax of $96 in 2007, $(102) in 2006 and $(305) in 2005	(150)	159	512

Balance at end of period	(399)	(249)	(408)

Pension Benefits:
Balance at beginning of period	(28,596)	—	—
Add (deduct):
Prior service credit, net of tax of $633 in 2007	(1,023)	—	—
Net actuarial gain, net of tax of $(9,076) in 2007	14,654	—	—
Adjustment to initially apply SFAS No. 158:
Prior service credit, net of tax of $(917) in 2006	—	1,480	—
Net actuarial loss, net of tax of $18,629 in 2006	—	(30,076)	—

Balance at end of period	(14,965)	(28,596)	—

Balance at end of period	(15,364)	(28,845)	(408)

Total Common Stockholder’s Equity	$2,614,500	$2,538,436	$2,554,622

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2007	2006	2005
Net Income	$172,583	$117,251	$185,315

Pension Benefits:
Amortization of prior service cost, net of tax of $633 in 2007	(1,023)	—	—
Amortization of net actuarial gain and reclassifications, net of tax of $(9,076) in 2007	14,654	—	—
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax of $96 in 2007, $(102) in 2006 and $(305) in 2005	(150)	159	512

Total Comprehensive Income	$186,064	$117,410	$185,827

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$172,583	$117,251	$185,315
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	226,755	204,508	198,361
Deferred income taxes	(15,362)	73,259	(916)
Allowance for equity funds used during construction (Equity AFUDC)	(9,439)	(8,355)	(6,455)
Changes in operating assets and liabilities:
Receivables — affiliates	1,507	(3,440)	(2,427)
— other	(30,559)	6,392	17,193
Transportation and exchange gas receivable	(3,649)	2,831	(4,096)
Inventories	9,701	17,859	(5,108)
Payables — affiliates	(7,477)	(4,805)	(10,839)
— other	(1,994)	22,578	(9,859)
Transportation and exchange gas payable	(7,448)	(34,964)	25,037
Accrued liabilities	70,974	(41,414)	22,793
Reserve for rate refunds	95,803	(1,531)	(5,156)
Other, net	35,685	(45,722)	(18,854)

Net cash provided by operating activities	537,080	304,447	384,989

Cash flows from financing activities:
Additions to long-term debt	—	200,000	—
Retirement of long-term debt	—	—	(200,000)
Debt issue costs	(10)	(3,202)	(255)
Common stock dividends paid	(110,000)	(105,000)	(125,000)
Change in cash overdrafts	(17,658)	1,440	7,869

Net cash provided by (used in) financing activities	(127,668)	93,238	(317,386)

(continued)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2007	2006	2005
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(375,447)	(342,843)	(253,710)
Changes in accounts payable	(7,493)	8,524	15,251
Changes in accrued liabilities	18,609	3,321	(2,652)
Advances to affiliates, net	(33,258)	(60,092)	172,458
Advances to others, net	835	981	(428)
Other, net	(12,854)	(7,623)	1,664

Net cash used in investing activities	(409,608)	(397,732)	(67,417)

Net increase (decrease) in cash	(196)	(47)	186
Cash at beginning of period	315	362	176

Cash at end of period	$119	$315	$362

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$86,081	$81,063	$77,297
Income taxes paid	57,880	39,913	123,797
Income tax refunds received	(177)	—	(122)
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
     Basis of presentation Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. At December 31, 2007, the remaining property, plant and equipment allocation was approximately $1.0 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
     As a participant in Williams’ cash management program, we have advances to and from Williams. These advances are represented by demand notes. We currently expect to receive payment of these advances within the next twelve months and have recorded such advances as current in the accompanying Consolidated Balance Sheet. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2007, the interest rate was 7.83%.
     Through an agency agreement, Williams Gas Marketing, Inc. (WGM) (formerly Williams Power Company), an affiliate of ours, manages all jurisdictional merchant gas sales for us, receives all margins associated with such business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales have no impact on our operating income or results of operations.
     Our Board of Directors declared and we paid cash dividends on common stock in the amounts of $110 million, $105 million and $125 million for 2007, 2006 and 2005, respectively.
     Principles of consolidation The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity investments as of December 31, 2007 and 2006 primarily consist of Cardinal Pipeline Company, LLC with ownership interest of approximately 45% and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35%. We received distributions associated with our equity investments in the amounts of $5.8 million, $7.0 million and $7.5 million in 2007, 2006 and 2005, respectively.
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
     We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage for offshore transmission facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Included in our depreciation rates is a negative salvage (cost of removal) component that we currently collect in rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2007, 2006, and 2005 are as follows:

Category of Property	2007 (1)	2006	2005
Gathering facilities	0.01%-0.91%	0%-3.80%	0%-3.80%
Storage facilities	0.40%-3.30%	2.50%	2.50%
Onshore transmission facilities	0.69%-5.00%	2.35%	2.35%
Offshore transmission facilities	0.01%-1.00%	0.85%-1.50%	0.85%-1.50%

(1)	Changes in depreciation rates in 2007 due to placing into effect, subject to refund, the rates in Docket No. RP06-569 on March 1, 2007.

     We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset, as management expects to recover such amounts in future rates. The regulatory asset will be amortized commensurate with our collection of those costs in rates.
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
     For assets identified to be disposed of in the future and considered held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change. We had no impairments during the years ended December 31, 2007, 2006, and 2005.
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
     Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $3.5 million, $2.8 million and $2.8 million, for 2007, 2006 and 2005, respectively. The allowance for equity funds was $9.4 million, $8.3 million, and $6.5 million, for 2007, 2006 and 2005, respectively.
     Accounting for income taxes Williams and its wholly-owned subsidiaries, which includes us, file a consolidated federal income tax return. It is Williams’ policy to charge or credit us with an amount equivalent to our federal income tax expense or benefit computed as if we had filed a separate return.
     We use the assets and liability method of accounting for income taxes, as required by SFAS 109, “Accounting for Income Taxes”, which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in our assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates.
     Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customer’s financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. Receivables determined to be uncollectible are reserved or written off in the period of determination. At both December 31, 2007 and 2006, we had recorded reserves of $0.5 million for uncollectible accounts.
     Gas imbalances In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry on the books any unidentified T&E imbalances for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be reversed. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2007 and 2006. We utilize the average cost method of accounting for gas imbalances.
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

     Gas inventory We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. If inventories valued using the LIFO cost method were valued at current replacement cost, the amounts would increase minimally at December 31, 2007 and by $22.1 million at December 31, 2006. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
     In 2007, Transco requested authorization from the FERC to sell our excess Eminence top gas inventory and retain any gain on the sales. The FERC authorized the top gas sales, but consolidated the issue of Transco’s request to retain the gain on the sales with Transco’s general rate case. One of the provisions of the pending Agreement in the Docket No. RP06-569 rate case (See Note 2 of Notes to the Consolidated Financial Statements) requires that Transco share 50% of the gain with its customers. During 2007, approximately $59.2 million of excess top gas was sold and is reflected in operating revenues on our Consolidated Statement of Income. The entire gain on the sales of the excess top gas, which was $19.0 million, has been deferred pending final approval of the Agreement. Of the $19 million deferred gain, $10.8 million is related to LIFO liquidation. The cost of gas sold and deferral of the entire gain related to the sale of excess top gas are reflected in operating cost and expense on our Consolidated Income Statement; therefore, the sale of the excess top gas does not affect our Net Income on the Consolidated Income Statements.
     Reserve for Inventory Obsolescence We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2007 and at December 31, 2006.
     Cash flows from operating activities and cash equivalents We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.
     Recent Accounting Standards In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB issued proposed FASB Staff Position (FSP) No. FAS 157-b deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 requires two distinct transition approaches; (i) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (ii) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable. On January 1, 2008, we adopted SFAS No. 157 applying a prospective transition for our assets and liabilities that are measured at fair value on a recurring basis with no material impact to our Consolidated Financial Statements. SFAS No. 157 expands disclosures about assets and liabilities measured at fair value on a recurring basis effective beginning with the first quarter 2008 reporting.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect to measure eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is applied only to the entire instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. Subsequent to January 1, 2008, the fair value option can only be elected when a financial instrument or certain other item is entered into. On January 1, 2008, we did not elect the fair value option for any existing eligible financial instruments or certain other items.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Costs,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain assessment costs that we have historically capitalized. During 2007 and 2006, we expensed approximately $10 million and $8 million, respectively that previously would have been capitalized.
     Reclassification Certain reclassifications have been made in the 2006 and 2005 financial statements to conform to the 2007 presentation including changes in capital related accounts payable as investing activities in the consolidated statement of cash flows.
2. RATE AND REGULATORY MATTERS
     On March 1, 2001, we submitted to the FERC a general rate filing (Docket No. RP01-245) to recover increased costs. All cost of service, throughput and throughput mix issues in this rate proceeding have been resolved by settlement or litigation. The resulting rates were effective from September 1, 2001 to March 1, 2007. Certain cost allocation, rate design and tariff matters in this proceeding have not yet been resolved. We believe the resolution of these matters will not have a materially adverse effect upon our future financial position.
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The filing reflected an increase in annual revenues from jurisdictional service of approximately $281 million over the cost of service underlying the rates reflected in the settlement of our Docket No. RP01-245 rate proceeding, as adjusted to include the cost of service and rate base amounts for expansion projects placed in service after the September 1, 2001 effective date of the Docket No. RP01-245 rates. The filing also reflected changes to our tariff, cost allocation and rate design methods, including the refunctionalization of certain facilities from transmission plant accounts to jurisdictional gathering plant accounts consistent with various FERC orders. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. The one issue reserved for litigation or further settlement relates to the design of the rates for service under one of Transco’s storage rate schedules. The Agreement is uncontested. On January 9, 2008, the Presiding Administrative Law Judge issued an order certifying the Agreement to the FERC, finding the Agreement to be fair and reasonable and in the public interest, and urging the FERC to approve the Agreement expeditiously. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $10 million to $12 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next five to seven years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2007, we had a balance of approximately $5.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($4.8 million) in the accompanying Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Consolidated Balance Sheet. At December 31, 2007, we had recorded approximately $4.0 million of environmental related regulatory assets.
     We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $10 million to $12 million range discussed above.
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
     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. Pursuant to requirements of the 1990 Amendments, and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $25 million to $30 million for the period 2008 through 2010. EPA’s designation of eight-hour ozone non-attainment areas will result in new federal and state regulatory action that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     By letter dated September 20, 2007, the EPA required Transco to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of Transco’s compliance with the Clean Air Act. By January 2008, we responded with the requested information.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $250 million and $300 million over the remaining assessment period of 2008 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $103 million at December 31, 2007, which is expected to be spent in 2008. We have commitments for gas purchases of approximately $176 million at December 31, 2007, which is expected to be spent over the next eleven years.

4. DEBT, FINANCING ARRANGEMENTS AND LEASES
     Long-term debt At December 31, 2007 and 2006, long-term debt issues were outstanding as follows (in thousands):

	2007	2006
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
6.25% due 2008	100,000	100,000
Floating Rate due 2008	75,000	75,000
7% due 2011	300,000	300,000
8.875% due 2012	325,000	325,000
6.4% due 2016	200,000	200,000

Total notes	1,000,000	1,000,000

Total long-term debt issues	1,207,500	1,207,500
Unamortized debt premium and discount	(5,130)	(6,042)
Current maturities	(75,000)	—

Total long-term debt, less current maturities	$1,127,370	$1,201,458

     Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2007 are as follows (in thousands):

2008:
6.25% Notes	$100,000	(1)
Floating Rate Notes	$75,000

	$175,000

(1)	Due on January 15, 2008, reclassified as long-term debt as a result of subsequent refinancing through the borrowing under the $1.5 billion Credit Facility.

2011:
7% Notes	$300,000
2012:
8.875% Notes	$325,000
     There are no maturities applicable to long-term debt outstanding for the years 2009 and 2010.
     No property is pledged as collateral under any of our long-term debt issues.

Revolving Credit and Letter of Credit Facility
     Williams has an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings. Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2007, Williams was in compliance with this covenant as their ratio of debt to capitalization, as calculated under this covenant, is approximately 51 percent.

•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2007, we are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, is approximately 31 percent.
Retirement of Long-Term Debt
     In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25% notes (6.25% Notes) that matured on January 15, 2008. The 6.25% Notes, which were issued in January 1998, were retired at the scheduled maturity date with no gain or loss recorded. We intend to refinance the $100 million borrowed under the Credit Facility.
Current Maturities of Long-Term Debt
     The current maturities of long-term debt at December 31, 2007 are associated with $75 million of Floating Rate Notes that mature on April 15, 2008. The $100 million of 6.25% notes, due January 15, 2008, have been classified as long-term debt in our consolidated balance sheet at December 31, 2007, as a result of the subsequent refinancing through the borrowing under the $1.5 billion Credit Facility.
Issuance of Long-Term Debt
     On April 11, 2006, we issued $200 million aggregate principal amount of unsecured notes to certain institutional investors in a private debt placement which pay interest at 6.4% per annum on April 15 and October 15 each year, beginning October 15, 2006 (6.4% Notes). The 6.4% Notes mature on April 15, 2016, but are subject to redemption at any time, at our option, in whole or part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. The net proceeds of the sale were used for general corporate purposes, including the funding of capital expenditures. In October 2006, we completed the exchange of the 6.4% Notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
     Restrictive covenants At December 31, 2007, none of our debt instruments restrict the amount of dividends distributable to WGP.

     Lease obligations On October 23, 2003, we entered into a lease agreement for space in the Williams Tower in Houston, Texas. The lease term runs through March 31, 2014 with a one-time right to terminate on March 29, 2009, with notification due March 29, 2008. It is management’s intent not to terminate the lease agreement.
     On July 1, 2006, we entered into a sublease agreement with our affiliate, Williams Field Services Company, for space in the Williams Tower. The lease term runs through March 31, 2014.
     On May 1, 2007, we entered into an agreement to sublease space in the Williams Tower to our affiliate, Williams Field Services Company. The lease term runs through March 29, 2014.
     The future minimum lease payments under our various operating leases, including the Williams Tower lease are as follows (in thousands):

	Operating Leases
	Williams Tower	Other Leases	Total
2008	$6,085	$156	$6,241
2009	6,344	159	6,503
2010	6,573	163	6,736
2011	6,645	166	6,811
2012	6,828	138	6,966
Thereafter	8,657	265	8,922

Total net minimum obligations	$41,132	$1,047	$42,179

     Our lease expense was $9.5 million in 2007, $12.8 million in 2006, and $14.1 million in 2005.
5. EMPLOYEE BENEFIT PLANS
     Pension plans We participate in noncontributory defined benefit pension plans sponsored by Williams that provide pension benefits for eligible participants. Cash contributions related to our participation in the plans totaled $10.2 million in 2007, $10.9 million in 2006, and $14.0 million in 2005. Pension expense for 2007, 2006 and 2005 totaled $6.4 million, $7.3 million and $3.6 million, respectively.
     On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No.158 related to our participation in Williams’ sponsored pension and other postretirement benefit plans. In accordance with SFAS No. 158, we recorded adjustments to accumulated other comprehensive income (loss), net of income taxes, to recognize the funded status of our pension plans on our consolidated balance sheet. The adjustments recorded to accumulated other comprehensive income (loss) will be recognized as components of net periodic benefit expense and amortized over future periods in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” in the same manner as prior to the adoption of SFAS No. 158. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit expense in the same period will now be recognized in other comprehensive income (loss). These amounts will be recognized subsequently as a component of net periodic benefit expense following the same basis as the amounts recognized in accumulated other comprehensive income (loss) upon adoption of SFAS No. 158.

     Accumulated other comprehensive loss at December 31 includes the following:

	Pension Benefits
	2007	2006
	(Millions)
Amounts not yet recognized in net periodic benefit expense:
Prior service credit	$0.7	$2.4
Net actuarial losses	(25.0)	(48.7)
     Net actuarial losses of $1.3 million and prior service credit of $0.8 million related to the pension plans that are included in accumulated other comprehensive loss at December 31, 2007 are expected to be amortized in net periodic benefit expense in 2008.
     The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording of an additional pension liability in 1995, for the amount that the projected benefit obligation exceeded the plan assets. The remaining amount of additional pension costs deferred at December 31, 2007 and 2006, is $3.3 million and $3.9 million, respectively, and is expected to be recovered through future rates generally over the average remaining service period for active employees.
     On March 29, 2007, the FERC issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We completed our evaluation and applied the FERC guidance during the second quarter of 2007. It had no effect on our financial statements.
     Postretirement benefits other than pensions We participate in a plan sponsored by Williams that provides certain retiree health care and life insurance benefits for eligible participants that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. Cash contributions totaled $6.0 million in 2007, $3.8 million in 2006, and $3.5 million in 2005. Net periodic postretirement benefit expense for 2007, 2006 and 2005 totaled $4.3 million, $5.1 million and $5.8 million, respectively.
     In accordance with SFAS No. 158, we recorded an adjustment to regulatory assets and regulatory liabilities for our other postretirement benefit plans. We have been allowed by rate case settlements to collect in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. The adjustments recorded to the regulatory assets and regulatory liabilities will be recognized as components of net periodic benefit expense and amortized over future periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” in the same manner as prior to the adoption of SFAS No. 158. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit expense in the same period will now be recognized in regulatory assets and regulatory liabilities. These amounts will be recognized subsequently as a component of net periodic benefit expense following the same basis as the amounts recognized in regulatory assets and regulatory liabilities upon adoption of SFAS No. 158.
      As a result of adopting SFAS No. 158, at December 31, 2007 regulatory assets and regulatory liabilities include prior service credits and net actuarial gains related to other postretirement benefit plans of $5.7 million and $19.5 million, respectively. These amounts have not yet been recognized in net periodic benefit expense. At December 31, 2006, regulatory assets included prior service credits of $7.8 million and net actuarial gains of $4.9 million related to the other postretirement benefit plans.
     Net actuarial gains of $0.2 million and prior service credit of $2.1 million related to our other post retirement benefit plans that are included in regulatory liabilities at December 31, 2007 are expected to be recognized in net periodic benefit expense in 2008. However, any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to revenues and collected or refunded through future rate adjustments.
     The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording of additional postretirement benefits other than pension liability in 1995, for the amount that the projected benefit obligation exceeded the plan assets. The remaining amount of additional postretirement benefits other than pension costs deferred at December 31, 2007 and 2006, is $5.5 million and $10.6 million, respectively, and is expected to be recovered through future rates generally over the average remaining service period for active employees.
      The total deferred postretirement benefits costs resulted in a net regulatory liability of $10.0 million at December 31, 2007 and a net regulatory asset of $8.5 million at December 31, 2006. These costs are expected to be recovered through future rates generally over the average remaining service period for active employees.
     On March 29, 2007, the FERC issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We completed our evaluation and applied the FERC guidance during the second quarter of 2007. It had no effect on our financial statements.
     Defined contribution plan Our employees participate in a Williams defined contribution plan. We recognized compensation expense of $6.0 million, $5.4 million and $4.8 million in 2007, 2006 and 2005, respectively, for company matching contributions to this plan.
     Employee Stock-Based Compensation Plan Information The Williams Companies, Inc. 2007 Incentive Plan (Plan) was approved by stockholders on May 17, 2007. The Plan provides for Williams common-stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
     Williams currently bills us directly for compensation expense related to stock-based compensation awards granted directly to our employees based on the fair value of the options. We are also billed for our proportionate share of both WGP’s and Williams’ stock-based compensation expense though various allocation processes.

     Accounting for Stock-Based Compensation Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in the Consolidated Statement of Income for 2005, as all stock options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted stock units. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective method. Under this method, compensation cost recognized in periods subsequent to December 31, 2005, includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for most share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The performance targets for certain performance based restricted stock units have not been established and therefore expense is not currently recognized. Expense associated with these performance-based awards will be recognized in future periods when performance targets are established. Results for prior periods have not been restated.
     Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2007 and 2006 was $2.1 million and $1.5 million, respectively, excluding amounts allocated from WGP and Williams.
6. INCOME TAXES
     Following is a summary of the provision for income taxes for 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Current:
Federal	$105,847	$13,183	$96,420
State	13,387	1,434	14,435

	119,234	14,617	110,855

Deferred:
Federal	(13,375)	48,785	(1,710)
State	(1,987)	24,474	794

	(15,362)	73,259	(916)

Provision for income taxes	$103,872	$87,876	$109,939

     Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (in thousands):

	2007	2006	2005
Taxes computed by applying the federal statutory rate	$96,806	$71,794	$103,339
State income taxes (net of federal benefit)	7,410	16,840	9,599
Adjustment of excess deferred taxes	—	—	(2,996)
Other, net	(344)	(758)	(3)

Provision for income taxes	$103,872	$87,876	$109,939

     We provide for income taxes using the assets and liability method as required by SFAS 109, “Accounting for Income Taxes.” During 2006, we increased the effective state tax rate as the result of a rate analysis prepared in conjunction with the Docket No. RP06-569 rate case. In addition, we recorded a regulatory asset that partially offsets the effect of the state rate increase. The overall effect on profit and loss was a decrease in net income of $5 million. During 2005, as a result of the reconciliation of our tax basis and book basis assets and liabilities, we recorded a $3.0 million tax benefit adjustment to reduce the overall deferred income tax liabilities on the Balance Sheet.
     Cash payments for income taxes (net of refunds) were $57.7 million, $39.9 million, and $123.7 million in 2007, 2006, and 2005, respectively.
     Significant components of deferred income tax liabilities and assets as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax liabilities
Property, plant and equipment	$1,050,326	$1,023,236
Deferred charges	29,259	32,621
Regulatory assets/liabilities, net	61,827	80,445
Investments	11,445	5,913

Total deferred tax liabilities	1,152,857	1,142,215

Deferred tax assets
Estimated rate refund liability	37,498	777
Accrued payroll and benefits	40,863	57,312
Accrued liabilities	72,589	76,172
Other	13,054	12,086

Total deferred tax assets	164,004	146,347

Overall net deferred tax liabilities	$988,853	$995,868

     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits at December 31, 2007 is immaterial.

     We recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties at December 31, 2007 are immaterial.
     During the next twelve months, we do not expect to have a material impact on our financial position for settlement of any unrecognized tax benefit associated with domestic matters under audit.
     As of December 31, 2007, the IRS examination of our consolidated U.S. income tax returns for 2002 through 2005 was in process. IRS examinations for 1996 through 2001 have been completed but the years remain open while certain issues are under review with the Appeals Division of the IRS. The statute of limitations for most states expires one year after IRS audit settlement.
7. FINANCIAL INSTRUMENTS AND GUARANTEES
     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of December 31, 2007 and 2006 are as follows (in thousands):

	Carrying Amount		Fair Value
	2007	2006	2007	2006
Financial assets:
Cash	$119	$315	$119	$315
Short-term financial assets	224,374	191,380	224,374	191,380
Long-term financial assets	925	1,760	925	1,760
Financial liabilities:
Long-term debt, including current portion	1,202,370	1,201,458	1,296,482	1,270,099
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
     The fair value of our publicly traded long-term debt is valued using year-end traded bond market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. At both December 31, 2007 and 2006, approximately 94 percent of long-term debt was publicly traded. As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of December 31, 2007 and 2006, we had advances to affiliates of $224 million and $190 million, respectively. Advances to affiliates are due on demand. In mid 2008, we intend to recall a large portion of these advances in order to pay rate refunds to our customers after final approval of the Agreement in Docket No.RP06-569.
     Guarantees In connection with our renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, we entered into certain settlements which may require that we indemnify producers for claims for additional royalties resulting from such settlements. Through our agent WGM, we continue to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions, which have no carrying value. We have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against us pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and us. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined. However, we believe that the probability of material payments is remote.
8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
     Major Customers In 2007, operating revenues received from Public Service Enterprise Group, KeySpan Corporation, and Piedmont Natural Gas Company, our three major customers, were $141.9 million, $86.1 million, and $84.4 million, respectively. In 2006, operating revenues received from Public Service Enterprise Group, KeySpan Corporation, and Piedmont Natural Gas Company, our three major customers, were $106.7 million, $74.7 million, and $66.8 million, respectively. In 2005, our three major customers were Public Service Enterprise Group, Piedmont Natural Gas Company, and KeySpan Corporation, providing operating revenues of $112.2 million, $97.1 million, and $82.8 million, respectively.
     Affiliates Included in our operating revenues for 2007, 2006, and 2005 are revenues received from affiliates of $42.8 million, $51.5 million, and $87.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our jurisdictional merchant gas sales. For the year ended December 31, 2005, included in our cost of sales is $5.5 million representing agency fees billed to us by WGM under the agency agreement. Due to the termination of our remaining Firm Sales agreements effective April 1, 2005, the agency fees billed by WGM for 2007 and 2006 were not significant.
     Included in our cost of sales for 2007, 2006, and 2005 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $9.7 million, $15.7 million, and $75.7 million, respectively. All gas purchases are made at market or contract prices.
     We have long-term gas purchase contracts containing variable prices that are currently in the range of estimated market prices. Our estimated purchase commitments under such gas purchase contracts are not material to our total gas purchases. Furthermore, through the agency agreement with us, WGM has assumed management of our merchant sales service and, as our agent, is at risk for any above-spot-market gas costs that it may incur.
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2007, 2006, and 2005 were $53.2 million, $53.4 million, and $50.6 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Effective June 1, 2004 and pursuant to an operating agreement, we serve as contract operator on certain WFS facilities. Transco recorded reductions in operating expenses for services provided to WFS for $5.8 million, $6.9 million, and $7.5 million in 2007, 2006, and 2005 respectively, under terms of the operating agreement.

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
     The asset retirement obligation at December 31, 2007 and 2006 is $141 million and $136 million, respectively. The increases in the obligation in 2007 and 2006 are due primarily to obtaining additional information that revised our estimation of our asset retirement obligation for certain assets and ongoing accretion of the liability. Factors affected by the additional information included estimated settlement dates, estimated settlement costs and inflation rates.
     During 2007 and 2006, our overall asset retirement obligation changed as follows (in thousands):

	2007	2006
Beginning balance	$136,171	$53,596
Accretion	10,151	3,060
New obligations	2,651	—
Changes in estimates of existing obligations	(5,544)	80,713	(1)
Property dispositions	(2,013)	(1,198)

Ending balance	$141,416	$136,171

(1)	Includes $6 million related to assets inadvertently omitted in the 2005 ARO calculation. Management believes this omission is not material to the financial statements for any period presented.
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

10. REGULATORY ASSETS AND LIABILITIES
     The regulatory assets and regulatory liabilities resulting from our application of the provisions of SFAS No. 71 included in the accompanying Consolidated Balance Sheet at December 31, 2007 and December 31, 2006 are as follows (in millions):

	2007	2006
Regulatory Assets

Grossed-up deferred taxes on equity funds used during construction	$91.5	$87.7
Asset retirement obligations (1)	47.3	87.6
Deferred taxes	14.5	15.5
Deferred gas costs	—	8.6
Environmental costs	4.0	5.7
Postretirement benefits other than pension	9.9	9.4
Fuel cost	11.9	9.5

Total Regulatory Assets	$179.1	$224.0

Regulatory Liabilities

Negative salvage (1)	$17.4	$40.1
Deferred cash out	7.6	15.8
Electric power cost	1.4	4.2
Deferred gas costs	1.2	—
Postretirement benefits other than pension	19.9	0.9

Total Regulatory Liabilities	$47.5	$61.0

(1)	$40 million of negative salvage liability was reclassified to ARO asset in 2007.

11. QUARTERLY INFORMATION (UNAUDITED)
The following summarizes selected quarterly financial data for 2007 and 2006 (in thousands):

2007	First	Second	Third	Fourth (1)
Operating revenues	$273,138	$315,152	$288,688	$323,827
Operating expenses	199,069	230,703	205,054	238,621

Operating income	74,069	84,449	83,634	85,206
Interest expense	23,193	23,431	24,097	24,383
Other (income) and deductions, net	(9,645)	(10,910)	(13,943)	(9,703)

Income before income taxes	60,521	71,928	73,480	70,526
Provision for income taxes	22,897	27,808	27,927	25,240

Net income	$37,624	$44,120	$45,553	$45,286

2006	First (2)	Second	Third	Fourth (3)
Operating revenues	$259,591	$260,812	$261,816	$266,172
Operating expenses	179,736	192,913	209,971	215,738

Operating income	79,855	67,899	51,845	50,434
Interest expense	15,073	22,941	23,489	24,503
Other (income) and deductions, net	(8,515)	(10,271)	(11,313)	(11,001)

Income before income taxes	73,297	55,229	39,669	36,932
Provision for income taxes	27,585	21,104	15,320	23,867

Net income	$45,712	$34,125	$24,349	$13,065

(1)	Includes a $2.2 million decrease to operating expenses resulting from a reversal of a reserve related to prior cashout periods and a $2.0 million decrease to operating expenses resulting from the reversal of a liability associated with unidentified transportation and exchange gas for prior years.

(2)	Includes a $2.0 million decrease to operating expenses and a $5.0 million decrease to interest expense resulting from a reversal of excess royalties reserve.

(3)	Includes a $9.3 million increase to operating revenue resulting from a change in the effective state income tax rate. This is more than offset by $15.9 million net increase in tax expense included in provision for income taxes.

TRANSCONTINENTAL GAS PIPE LINE CORPORTATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
		Charged to
	Beginning	Costs and				Ending
Description	Balance	Expenses	Other		Deductions	Balances
Year ended December 31, 2007:
Reserve for rate refunds	$2,232	$—	$106,163	(1)	$(10,360)	$98,035
Reserve for doubtful receivables	503	—	—		(41)	462
Year ended December 31, 2006:
Reserve for rate refunds	3,763	1,542	—		(3,073)	2,232
Reserve for doubtful receivables	509	154	—		(160)	503
Year ended December 31, 2005:
Reserve for rate refunds	8,919	8,194	—		(13,350)	3,763
Reserve for doubtful receivables	778	—	—		(269)	509

(1)	Additions to reserve for rate refunds primarily due to placing into effect, subject to refund, the rates in Docket No. RP06-569 on March 1, 2007.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and our Vice President and Treasurer have concluded that our Disclosure Controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     See “Management’s Report on Internal Control over Financial Reporting” set forth above in Item 8, “Financial Statements and Supplementary Data.”
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
ITEM 14. Principal Accountant Fees and Services
     Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2007	2006
Audit Fees	$2,240	$2,463
Audit-Related Fees	142	203
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,382	$2,666

     Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation. Audit-related fees include other attest services.
     As a wholly-owned subsidiary of Williams, we do not have a separate audit committee. The Williams audit committee policies and procedures for pre-approving audit and non-audit services will be filed with the Williams Proxy Statement to be filed with the Securities and Exchange Commission on or before April 15, 2008.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
Page
Reference to
2007 10-K
A. Index
1. Financial Statements:

Management’s Report on Internal Control over Financial Reporting	28

Report of Independent Registered Public Accounting Firm - Ernst &Young LLP	29

Consolidated Statement of Income for the Years Ended December 31, 2007, 2006 and 2005	30

Consolidated Balance Sheet as of December 31, 2007 and 2006	31-32

Consolidated Statement of Common Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005	33

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	34

Consolidated Statement of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	35-36

Notes to Consolidated Financial Statements	37-58
2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the
Years ended December 31, 2007, 2006 and 2005	59

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

     (3) Articles of incorporation and by-laws

-	1	Second Restated Certificate of Incorporation, as amended, of Transco. (Exhibit 3.1 to Transco Form 8-K dated January 23, 1987 Commission File Number 1-7584)
a)	Certificate of Amendment, dated August 4, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

b)	Certificate of Amendment, dated December 23, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

c)	Certificate of Amendment, dated August 12, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

-	2	By-Laws of Transco, as Amended and Restated July 16, 2007.
     (4) Instruments defining the rights of security holders, including indentures

-	1	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

-	2	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

-	3	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

-	4	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

-	5	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed December 21, 2004)

-	6	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed April 11, 2006).
     (10) Material contracts

-	1	Transco Energy Company Tran$tock Employee Stock Ownership Plan (Transco Energy Company Registration Statement No. 33-11721)

-	2	Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to Transco Form 10-K filed March 30, 2005).

-	3	Registration Rights Agreement dated April 11, 2006 between Transco, Banc of America Securities LLC, Greenwich Capital Markets, Inc. and other parties listed therein, as Initial Purchasers (filed as Exhibit 10.1 to Transco Form 8-K filed April 11, 2006).

-	4	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174).

-	5	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007).

-	6	Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on November 28, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed November 28, 2007).
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2008.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February 2008, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN J. MALCOLM*	Chairman of the Board
Steven J. Malcolm

/s/ PHILLIP D. WRIGHT *	Director and Senior Vice President
Phillip D. Wright	(Principal Executive Officer)

/s/ FRANK J. FERAZZI *	Director and Vice President
Frank J. Ferazzi

/s/ RICHARD D. RODEKOHR*	Vice President and Treasurer (Principal Financial
Richard D. Rodekohr	Officer)

/s/ JEFFREY P. HEINRICHS *	Controller (Principal Accounting Officer)
Jeffrey P. Heinrichs

By	/s/ JEFFREY P. HEINRICHS *
Jeffrey P. Heinrichs
Attorney-in-fact