Form 10-Q
period 2008-03-31
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2008-05-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of April 30, 2008 was 100.
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
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	Inflation, interest rates and general economic conditions;

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	Increasing maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements and future changes in our credit ratings;

•	Risk associated with future weather conditions; and

•	Acts of terrorism.
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

     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating Revenues:
Natural gas sales	$30,321	$31,287
Natural gas transportation	235,857	201,733
Natural gas storage	37,321	32,690
Other	3,279	7,428

Total operating revenues	306,778	273,138

Operating Costs and Expenses:
Cost of natural gas sales	30,394	31,220
Cost of natural gas transportation	5,028	4,203
Operation and maintenance	54,936	55,292
Administrative and general	34,687	40,241
Depreciation and amortization	55,147	53,570
Taxes — other than income taxes	13,501	14,197
Other expense, net	2,672	346

Total operating costs and expenses	196,365	199,069

Operating Income	110,413	74,069

Other (Income) and Other Deductions:
Interest expense	24,327	23,193
Interest income — affiliates	(5,303)	(3,658)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,328)	(1,731)
Equity in earnings of unconsolidated affiliates	(1,431)	(1,674)
Miscellaneous other income, net	(2,109)	(2,582)

Total other (income) and other deductions	14,156	13,548

Income before Income Taxes	96,257	60,521

Provision for Income Taxes	36,584	22,897

Net Income	$59,673	$37,624

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash	$165	$119
Receivables:
Affiliates	5,119	6,307
Advances to affiliates	262,443	223,657
Others, less allowance of $450 ($462 in 2007)	103,578	115,003
Transportation and exchange gas receivables	14,033	10,724
Inventories	64,900	55,120
Deferred income taxes	28,378	38,588
Other	58,504	33,619

Total current assets	537,120	483,137

Investments, at cost plus equity in undistributed earnings	44,261	44,730

Property, Plant and Equipment:
Natural gas transmission plant	6,873,432	6,840,377
Less-Accumulated depreciation and amortization	2,165,389	2,113,561

Total property, plant and equipment, net	4,708,043	4,726,816

Other Assets	251,691	256,169

Total assets	$5,541,115	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$34,606	$15,530
Other	98,651	86,273
Transportation and exchange gas payables	7,716	7,245
Accrued liabilities	155,866	204,305
Reserve for rate refunds	126,006	98,035
Current maturities of long-term debt	—	75,000

Total current liabilities	422,845	486,388

Long-Term Debt	1,202,595	1,127,370

Other Long-Term Liabilities:
Deferred income taxes	1,021,234	1,027,441
Other	270,218	255,153

Total other long-term liabilities	1,291,452	1,282,594

Contingent liabilities and commitments (Note 3)

Common Stockholder’s Equity:

Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	987,107	977,434
Accumulated other comprehensive loss	(15,314)	(15,364)

Total common stockholder’s equity	2,624,223	2,614,500

Total liabilities and stockholder’s equity	$5,541,115	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$59,673	$37,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,409	53,878
Deferred income taxes	4,256	11,330
Allowance for equity funds used during construction (Equity AFUDC)	(968)	(1,274)
Changes in current assets and liabilities:
Receivables — affiliates	1,188	(1,625)
— others	11,425	(18,247)
Transportation and exchange gas receivables	(3,309)	(2,606)
Inventories	(9,780)	426
Payables — affiliates	19,076	15,794
— others	27,218	7,605
Transportation and exchange gas payables	471	(3,026)
Accrued liabilities	(53,366)	(16,254)
Reserve for rate refunds	27,971	15,557
Other, net	(12,511)	(16,971)

Net cash provided by operating activities	126,753	82,211

Cash flows from financing activities:
Additions to long-term debt	100,000	—
Retirement of long-term debt	(100,000)	—
Debt issue costs	—	(5)
Change in cash overdrafts	(5,568)	(17,444)
Common stock dividends paid	(50,000)	(20,000)

Net cash used in financing activities	(55,568)	(37,449)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(29,340)	(62,297)
Changes in accounts payable	(9,272)	(165)
Changes in accrued liabilities	4,927	6,201
Advances to affiliates, net	(38,786)	13,288
Advances to others, net	(289)	250
Other, net	1,621	(2,206)

Net cash used in investing activities	(71,139)	(44,929)

Net increase (decrease) in cash	46	(167)
Cash at beginning of period	119	315

Cash at end of period	$165	$148

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2008, and results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.
     As a participant in Williams’ cash management program, we have advances to and from Williams. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter.
     Through an agency agreement, Williams Gas Marketing, Inc. (WGM), an affiliate, manages our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WGM remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WGM. WGM receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.
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
     Our Board of Directors declared and we paid a cash dividend on common stock in the amount of $50 million on March 31, 2008.
     Comprehensive income is as follows (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Net income	$59,673	$37,624
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	(23)	(11)
Pension benefits, net of tax
Amortization of prior service credit	(122)	(256)
Amortization of net actuarial loss	195	498

Total comprehensive income	$59,723	$37,855

Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we applied SFAS 157 to our assets and liabilities that are measured at fair value on a recurring basis (primarily our equity interest in the cash flow hedge of an unconsolidated company) with no material impact to our Condensed Consolidated Financial Statements. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Condensed Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will assess the application of this Statement on our disclosures in our Condensed Consolidated Financial Statements.
     Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation including changes in capital related accounts payable as investing activities in the condensed consolidated statement of cash flows.
2. RATE AND REGULATORY MATTERS
     On March 1, 2001, we submitted to the FERC a general rate filing (Docket No. RP01-245) to recover increased costs. All cost of service, throughput and throughput mix issues in this rate proceeding have been resolved by settlement or litigation. The resulting rates were effective from September 1, 2001 to March 1, 2007. Certain cost allocation, rate design and tariff matters in this proceeding have not yet been resolved. We believe the resolution of these matters will not have a material adverse effect upon our future financial position.
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. On March 7, 2008, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement becomes effective on June 1, 2008, and refunds will be due on July 31, 2008. We have provided a reserve for rate refunds which we believe is adequate for the refunds that will be required.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the Williams defendants. On October 20, 2006, the District Court dismissed all claims against us. Mr. Grynberg filed a Notice of Appeal from the dismissals with the Tenth Circuit Court of Appeals effective November 17, 2006 and briefing is underway.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $10 million to $12 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next five to seven years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2008, we had a balance of approximately $5.5 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($4.6 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Condensed Consolidated Balance Sheet. At March 31, 2008, we had recorded approximately $3.5 million of environmental related regulatory assets.
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
     We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. Pursuant to requirements of the 1990 Amendments, and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $25 million to $30 million for the period 2008 through 2010. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     By letter dated September 20, 2007, the EPA required Transco to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of Transco’s compliance with the Clean Air Act (Act). By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, EPA found Transco to be in violation of the requirements of the Act with respect to these compressor stations and offered to hold a conference in May 2008 to discuss the NOVs. Transco is currently preparing for this conference.
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
Summary
     Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect upon our future financial position.
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $94 million at March 31, 2008, which is expected to be spent in 2008. We have commitments for gas purchases of approximately $149 million at March 31, 2008, which is expected to be spent over the next eleven years.
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
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     Under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility), letters of credit totaling $28 million, none of which are associated with us, have been issued by the participating institutions and revolving credit loans totaling $350 million, of which $100 million were associated with us, were outstanding as of March 31, 2008. The interest rate on this debt was 3.55 percent at March 31, 2008.

Retirement of Long-Term Debt
     In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25% Notes (6.25% Notes) that matured on January 15, 2008. The 6.25% Notes, which were issued in January 1998, were retired at the scheduled maturity date with no gain or loss recorded. We intend to refinance the $100 million borrowed under the Credit Facility.
     In April 2008, we borrowed $75 million under the Credit Facility to retire $75 million of Floating Rate Notes (Floating Rate Notes) that matured on April 15, 2008. The Floating Rate Notes, which were issued in December 2004, were retired at the scheduled maturity date with no gain or loss recorded. The Floating Rate notes were reclassified as long-term debt in our Condensed Consolidated Balance Sheet at March 31, 2008, as a result of the subsequent refinancing under the Credit Facility. We intend to refinance the $75 million borrowed under the Credit Facility.
5. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the three months ending March 31, 2008 and 2007 are revenues received from affiliates of $9.0 million and $11.9 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the three months ending March 31, 2008 and 2007 were not significant.
     Included in our cost of sales for the three months ending March 31, 2008 and 2007 is purchased gas cost from affiliates of $0.8 million and $1.9 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the three months ending March 31, 2008 and 2007, are $11.3 million and $12.3 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the three months ending March 31, 2008 and 2007, we recorded reductions in operating expenses for services provided to WFS for $1.4 million and $1.2 million, respectively, under terms of the operating agreement.

ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the consolidated financial statements, notes and management’s narrative analysis contained in Items 7 and 8 of our 2007 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the three months ended March 31, 2008 was $110.4 million compared to operating income of $74.1 million for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 was $59.7 million compared to $37.6 million for the three months ended March 31, 2007. The increase in operating income of $36.3 million (49.0%) was due primarily to an increase in operating revenues. The increase in net income of $22.1 million (58.8%) was mostly attributable to the higher operating income, partially offset by an increase in the applicable provision for income taxes of $13.7 million (59.8%).
Transportation Revenues
     Our operating revenues related to transportation services for the three months ended March 31, 2008 were $235.9 million, compared to $201.7 million for the three months ended March 31, 2007. The $34.2 million (17.0%) increase was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007 and additional revenues of $10.9 million from the Potomac and Leidy to Long Island expansion projects placed in service in the fourth quarter of 2007.
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
     As shown in the table below, our total market-area deliveries for the three months ended March 31, 2008 increased 15.6 trillion British Thermal Units (TBtu) (3.3%) when compared to the same period in 2007. The increased deliveries are primarily the result of the in-service of Transco’s Potomac and Leidy to Long Island expansions placed in service in November 2007 and December 2007, respectively. Our production-area deliveries for the three months ended March 31, 2008 decreased 4.3 TBtu (9.1%) compared to the same period in 2007. The reduction in production area deliveries is due primarily to declining production from the offshore area.

	Three months
	Ended March 31,
Transco System Deliveries (TBtu)	2008	2007

Market-area deliveries:
Long-haul transportation	216.6	217.3
Market-area transportation	276.8	260.5

Total market-area deliveries	493.4	477.8
Production-area transportation	43.1	47.4

Total system deliveries	536.5	525.2

Average Daily Transportation Volumes (Tbtu)	5.9	5.8
Average Daily Firm Reserved Capacity (Tbtu)	7.0	6.8
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
     Operating revenues related to our sales services were $30.3 million for the three months ended March 31, 2008, compared to $31.3 million for the same period in 2007.
Storage Revenues
     Our operating revenues related to storage services were $37.3 million for the three months ended March 31, 2008 compared to $32.7 million for the same period in 2006. The increase of $4.6 million (14.1%) was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.

Other Revenues
     Our other operating revenues were $3.3 million for the three months ended March 31, 2008 compared to $7.4 million for the same period in 2007. The decrease of $4.1 million (55.4%) was primarily due to a $4.4 million decrease of Park and Loan Service revenue as a result of lower gas volumes parked and/or loaned by customers in 2008 due to unfavorable market conditions.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $30.4 million for the three months ended March 31, 2008 and $31.2 million for the comparable period in 2007, our operating expenses for the three months ended March 31, 2008, were approximately $1.9 million (1.1%) lower than the comparable period in 2007. This decrease was primarily attributable to:
•	Lower administrative and general expenses of $5.6 million due primarily to a decrease in property insurance of $2.3 million resulting from lower premiums on offshore facilities, a decrease in labor and related benefits of $1.2 million and a decrease in allocated corporate expenses of $0.9 million.
•	An increase in depreciation and amortization of $1.6 million, primarily due to higher expense associated with negative salvage, partly offset by lower depreciation related to transmission.
•	Higher other operating costs and expenses of $2.3 million, primarily due to increased expenses associated with our asset retirement obligations (ARO) due to the new rates in Docket No. RP06-569, effective March 1, 2007, subject to refund (See Note 2). Prior to the effective date of the new rates, the depreciation expense of the asset and the accretion expense of the liability were being deferred into a regulatory asset. Effective March 1, 2007, with recovery of ARO costs in rates, the depreciation and accretion expense are no longer being deferred, resulting in increased expenses of $1.0 million and $1.7 million, respectively.
Other Income and Other Deductions
     Other income and other deductions for the three months ended March 31, 2008 were comparable to the same period in 2007.
Capital Expenditures
     Our capital expenditures for the three months ended March 31, 2008 were $29.3 million, compared to $62.3 million for the three months ended March 31, 2007. The lower expenditures are due to higher spending in the 1st Quarter 2007 on two expansion projects which were completed and placed in service in late 2007, and lower spending on maintenance capital projects. Our capital expenditures estimate for 2008 and future capital projects are discussed in our 2007 Annual Report on Form 10-K. The following describes those projects.
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
Asset Retirement Obligation Funding Requirement
          Pursuant to the terms of the Agreement (see Note 2), Transco is entitled to collect in rates the amounts necessary to fund the retirement of our ARO. All funds received for such retirements shall be deposited into an external trust account (trust) dedicated to funding our ARO. Effective June 1, 2008, the effective date of the Agreement, Transco will be required to initially fund approximately $19.5 million into the trust. Subsequent to the initial funding, Transco will have an annual funding obligation through the effective period of the Agreement of approximately $16.7 million.
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

First Quarter 2008 Changes in Internal Control over Financial Reporting
          There have been no changes during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS.
See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS.
There are no material changes to the Risk Factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: May 5, 2008	By	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)