Form 10-Q
period 2008-06-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2008-08-07
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of July 31, 2008 was 100.
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

     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Revenues:
Natural gas sales	$40,330	$59,952	$70,651	$91,239
Natural gas transportation	220,125	210,453	455,982	412,186
Natural gas storage	36,231	35,676	73,552	68,366
Other	2,907	9,071	6,186	16,499

Total operating revenues	299,593	315,152	606,371	588,290

Operating Costs and Expenses:
Cost of natural gas sales	40,330	59,948	70,724	91,168
Cost of natural gas transportation	(1,214)	1,238	3,814	5,441
Operation and maintenance	56,049	56,104	110,985	111,396
Administrative and general	41,068	37,451	75,755	77,692
Depreciation and amortization	58,136	57,602	113,283	111,172
Taxes — other than income taxes	10,600	14,381	24,101	28,578
Other (income) expense, net	(10,193)	3,979	(7,521)	4,325

Total operating costs and expenses	194,776	230,703	391,141	429,772

Operating Income	104,817	84,449	215,230	158,518

Other (Income) and Other Deductions:
Interest expense	24,495	23,431	48,822	46,624
Interest income — affiliates	(6,828)	(4,267)	(12,131)	(7,925)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,540)	(2,982)	(2,868)	(4,713)
Equity in earnings of unconsolidated affiliates	(1,528)	(1,723)	(2,959)	(3,397)
Miscellaneous other income, net	(1,431)	(1,938)	(3,540)	(4,520)

Total other (income) and other deductions	13,168	12,521	27,324	26,069

Income before Income Taxes	91,649	71,928	187,906	132,449

Provision for Income Taxes	34,856	27,808	71,440	50,705

Net Income	$56,793	$44,120	$116,466	$81,744

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash	$120	$119
Receivables:
Affiliates	2,248	6,307
Advances to affiliates	349,539	223,657
Others, less allowance of $429 ($462 in 2007)	115,253	115,003
Transportation and exchange gas receivables	16,707	10,724
Inventories	68,324	55,120
Deferred income taxes	18,136	38,588
Other	64,808	33,619

Total current assets	635,135	483,137

Investments, at cost plus equity in undistributed earnings	44,921	44,730

Property, Plant and Equipment:
Natural gas transmission plant	6,913,738	6,840,377
Less-Accumulated depreciation and amortization	2,216,226	2,113,561

Total property, plant and equipment, net	4,697,512	4,726,816

Other Assets	272,343	256,169

Total assets	$5,649,911	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$24,102	$15,530
Other	241,871	86,273
Transportation and exchange gas payables	5,618	7,245
Accrued liabilities	191,786	204,305
Reserve for rate refunds	12,618	98,035
Current maturities of long-term debt	—	75,000

Total current liabilities	475,995	486,388

Long-Term Debt	1,277,165	1,127,370

Other Long-Term Liabilities:
Deferred income taxes	1,015,376	1,027,441
Other	259,587	255,153

Total other long-term liabilities	1,274,963	1,282,594

Contingent liabilities and commitments (Note 2)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	983,900	977,434
Accumulated other comprehensive loss	(14,542)	(15,364)

Total common stockholder’s equity	2,621,788	2,614,500

Total liabilities and stockholder’s equity	$5,649,911	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$116,466	$81,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113,941	111,894
Deferred income taxes	8,154	12,788
Allowance for equity funds used during construction (Equity AFUDC)	(2,065)	(3,444)
Changes in operating assets and liabilities:
Receivables — affiliates	4,059	2,284
— others	(250)	(35,059)
Transportation and exchange gas receivables	(5,983)	(11,448)
Inventories	(13,204)	9,140
Payables — affiliates	6,355	5,099
— others	26,180	(8,985)
Transportation and exchange gas payables	(1,627)	(5,977)
Accrued liabilities	(11,676)	9,255
Reserve for rate refunds	59,158	45,050
Other, net	(43,291)	238

Net cash provided by operating activities	256,217	212,579

Cash flows from financing activities:
Additions to long-term debt	424,332	—
Retirement of long-term debt	(350,000)	—
Debt issue costs	(1,873)	(10)
Common stock dividends paid	(110,000)	(40,000)
Change in cash overdrafts	(3,516)	(13,951)

Net cash used in financing activities	(41,057)	(53,961)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(72,167)	(193,020)
Changes in accounts payable	(9,424)	22,761
Changes in accrued liabilities	(843)	10,697
Advances to affiliates, net	(125,882)	14,104
Advances to others, net	(24)	516
Other, net	(6,819)	(13,871)

Net cash used in investing activities	(215,159)	(158,813)

Net increase (decrease) in cash	1	(195)
Cash at beginning of period	119	315

Cash at end of period	$120	$120

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2008, and results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.
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
     Our Board of Directors declared and we paid cash dividends on common stock in the amount of $50 million on March 31, 2008 and $60 million on June 30, 2008.
     Certain reclassifications have been made to the presentation of the 2007 financial statements to conform to the 2008 presentation, including the segregation of changes in capital related accrued liabilities from Additions, net of equity AFUDC within the investing activities in the Condensed Consolidated Statement of Cash Flows.
Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$56,793	$44,120	$116,466	$81,744
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	234	125	211	114
Pension benefits, net of tax
Amortization of prior service credit	(122)	(255)	(244)	(511)
Amortization of net actuarial loss	660	659	855	1,157

Total comprehensive income	$57,565	$44,649	$117,288	$82,504

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
Subsequent Event
     On June 30, 2008, we closed on the sale of certain South Texas assets. The effective date of the sale, on which ownership of the assets transferred to the buyer, is July 1, 2008. The sale price was $12.5 million. The gain on the sale, approximately $10.4 million, will be recorded in the third quarter of 2008.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
     On March 1, 2001, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing (Docket No. RP01-245) to recover increased costs. All cost of service, throughput and throughput mix, cost allocation and rate design issues in this rate proceeding have been resolved by settlement or litigation. The resulting rates were effective from September 1, 2001 to March 1, 2007. A tariff matter in this proceeding has not yet been resolved.
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. On March 7, 2008, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective on June 1, 2008, and refunds of approximately $144 million were issued on July 17, 2008.

We had previously provided a reserve for the refunds, which was reclassified, from Reserve for rate refunds to Payables-Other on the accompanying Condensed Consolidated Balance Sheet at June 30, 2008.
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the Williams defendants. In October 2006, the District Court dismissed all claims against us and in November 2006, Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $10 million to $12 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next five to seven years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2008, we had a balance of approximately $5.3 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($4.4 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other Assets in the accompanying Condensed Consolidated Balance Sheet. At June 30, 2008, we had recorded approximately $3.0 million of environmental related regulatory assets.
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
     We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $0.5 million. The estimated remediation costs for all of these sites have been included in the environmental reserve discussed above. Liability under The Comprehensive Environmental Response, Compensation and Liability Act (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
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
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of our compliance with the Clean Air Act (Act). By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, EPA found us to be in violation of the requirements of the Act with respect to these compressor stations and offered to hold a conference in May 2008 to discuss the NOVs. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs and in June 2008 we submitted to the EPA a written response denying the allegations.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified the high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $250 million and $300 million over the remaining assessment period of 2008 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $114 million at June 30, 2008, the majority of which is expected to be spent in 2008. We have commitments for gas purchases of approximately $174 million at June 30, 2008, which is expected to be spent over the next ten years. See Note 1, Basis of Presentation, for our discussion of our agency agreement with WGM.
Guarantees
     In connection with our renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, we entered into certain settlements that may require that we indemnify producers for claims for additional royalties resulting from such settlements. Through our agent WGM, we continue to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions, which have no carrying value. We have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against us pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and us. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined. However, we believe that the probability of material payments is remote.

3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     Under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility), letters of credit totaling $28 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding as of June 30, 2008. Our ratio of debt to capitalization must be no greater than 55 percent under this agreement. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 33 percent at June 30, 2008.
Issuance and Retirement of Long-Term Debt
     In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25 percent senior unsecured notes that matured on January 15, 2008. In April 2008, we borrowed $75 million under the Credit Facility to retire $75 million of adjustable rate unsecured notes that matured on April 15, 2008.
     On May 22, 2008, we issued $250 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 to certain institutional investors in a Rule 144A private debt placement. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2008. We used $175 million of the net proceeds to repay our borrowings under the Credit Facility. We will use the remainder for general corporate purposes, including the funding of capital expenditures.
Registration Payment Arrangements
     Under the terms of our $250 million 6.05 percent senior unsecured notes mentioned above, we are obligated to file an exchange offer registration statement offering to exchange the notes for a new issue of substantially identical notes (except they will not be subject to transfer restrictions) to be registered under the Securities Act of 1933, as amended, within 180 days after closing. We are obligated to use commercially reasonable efforts to cause such registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. We may also be required to provide a shelf registration statement to cover the resale of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of the default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-days period thereafter up to a maximum amount for all such defaults of 0.5 percent annually.
4. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the six months ending June 30, 2008 and 2007 are revenues received from affiliates of $19.8 million and $23.0 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the six months ending June 30, 2008 and 2007 were not significant.

     Included in our cost of sales for the six months ending June 30, 2008 and 2007 is purchased gas cost from affiliates of $4.1 million and $4.8 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ending June 30, 2008 and 2007, are $26.1 million and $25.0 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the six months ending June 30, 2008 and 2007, we recorded reductions in operating expenses for services provided to WFS for $3.6 million and $2.5 million, respectively, under terms of the operating agreement.
ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Narrative Analysis contained in Items 7 and 8 of our 2007 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the six months ended June 30, 2008 was $215.2 million compared to operating income of $158.5 million for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 was $116.5 million compared to $81.7 million for the six months ended June 30, 2007. The increase in operating income of $56.7 million (35.8 percent) was due primarily to an increase in transportation and storage revenues and the recognition of the gain in 2008 related to the sale of Eminence top gas sold in 2007. The increase in net income of $34.8 million (42.6 percent) was mostly attributable to the higher operating income, partially offset by a corresponding increase in the applicable provision for income taxes of $20.7 million (40.8 percent).
Transportation Revenues
     Our operating revenues related to transportation services for the six months ended June 30, 2008 were $456.0 million, compared to $412.2 million for the six months ended June 30, 2007. The $43.8 million (10.6 percent) increase was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007 and additional revenues of $21.8 million from the Potomac and Leidy to Long Island expansion projects placed in service in the fourth quarter of 2007.
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
     As shown in the table below, our total market-area deliveries for the six months ended June 30, 2008 increased 22.3 trillion British Thermal Units (TBtu) (2.6 percent) when compared to the same period in 2007. The increased deliveries are primarily the result of the in-service of Transco’s Potomac and Leidy to Long Island expansions placed in service in November 2007 and December 2007, respectively. Our production-area deliveries for the six months ended June 30, 2008 increased 4.4 TBtu (4.5 percent) compared to the same period in 2007. The increase in production area deliveries is due primarily to an increase in volumes received from the East Breaks Area, Offshore Texas as a result of new wells drilled and producing.

	Six months
	Ended June 30,
Transco System Deliveries (TBtu)	2008	2007

Market-area deliveries:
Long-haul transportation	403.4	422.2
Market-area transportation	474.0	432.9

Total market-area deliveries	877.4	855.1
Production-area transportation	102.1	97.7

Total system deliveries	979.5	952.8

Average Daily Transportation Volumes (TBtu)	5.4	5.3
Average Daily Firm Reserved Capacity (TBtu)	6.8	6.6
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
     Operating revenues related to our sales services were $70.7 million for the six months ended June 30, 2008, compared to $91.2 million for the same period in 2007. The $20.5 million (22.5 percent) decrease was primarily due to the absence in 2008 of sales of excess top gas from our Eminence storage field in 2007. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues
     Our operating revenues related to storage services were $73.6 million for the six months ended June 30, 2008 compared to $68.4 million for the same period in 2007. The increase of $5.2 million (7.6 percent) was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.
Other Revenues
     Our other operating revenues were $6.2 million for the six months ended June 30, 2008 compared to $16.5 million for the same period in 2007. The decrease of $10.3 million (62.4 percent) was primarily due to a $10.6 million decrease of Park and Loan Service revenue as a result of lower gas volumes parked and/or loaned by customers in 2008 due to unfavorable market conditions.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $70.7 million for the six months ended June 30, 2008 and $91.2 million for the comparable period in 2007, our operating expenses for the six months ended June 30, 2008, were approximately $18.2 million (5.4 percent) lower than the comparable period in 2007. This decrease was primarily attributable to:
•	A decrease in taxes other than income taxes of $4.5 million primarily resulting from a $1.3 million sales and use tax refund from the State of Texas applicable to prior years, a decrease of $1.5 million related to the State of Pennsylvania gross receipt tax due to a favorable ruling, a decrease of $0.9 million in property taxes due to a higher estimate of Texas property tax in the first six months of 2007 and a decrease of $0.8 million in Texas franchise tax mostly attributable to an audit accrual for prior years recorded in 2007.
•	Lower Other (income) expense, net of $11.9 million, primarily resulting from a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas sold in 2007. In 2007, the gain was deferred pending a FERC Order on our March 2007 fuel tracker filing, which was issued in May 2008. Also contributing was a net decrease of $2.3 million associated with our asset retirement obligations (ARO) due to the new rates in Docket No. RP06-569, effective March 1, 2007 (See Note 2 of Notes to Condensed Consolidated Financial Statements). Prior to the effective date of the new rates, the depreciation expense of the asset and the accretion expense of the liability were being deferred as a regulatory asset. Effective March 1, 2007, with recovery of ARO costs in rates, the depreciation and accretion expense are no longer being deferred, resulting in increased expense of $1.0 million and $1.8 million, respectively. Also resulting is an increase in expense of $1.3 million associated with the amortization of the ARO regulatory asset. These increases are being offset as a result of the rate settlement. Any differences between the recovery of ARO costs in rates and the depreciation, accretion, and amortization of the regulatory asset from March 1, 2007 forward are being deferred as a regulatory asset for collection/refund in the next rate case, thus resulting in a $6.4 million decrease in expense.
Other Income and Other Deductions
     Other income and other deductions for the six months ended June 30, 2008 were comparable to the same period in 2007.
Capital Expenditures
     Our capital expenditures for the six months ended June 30, 2008 were $72.2 million, compared to $193.0 million for the six months ended June 30, 2007. The lower expenditures are due to higher spending in the six months ended June 30, 2007 on two expansion projects which were completed and placed in service in late 2007, and lower spending on maintenance capital projects in 2008. Our capital expenditures estimate for 2008 and future capital projects are discussed in our 2007 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
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
     Mobile Bay South Expansion Project The Mobile Bay South Expansion Project will involve the addition of compression at Transco’s Station 85 in Choctaw County, Alabama to allow Transco to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The capital cost of the project is estimated to be approximately $37 million. Transco plans to place the project into service by May 2010.
     85 North Expansion Project The 85 North Expansion Project will involve an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. The capital cost of the project is estimated to be up to approximately $284 million. Transco plans to place the project into service in phases, in July 2010 and May 2011.
Asset Retirement Obligation Funding Requirement
     Pursuant to the terms of the Agreement (see Note 2 of Notes to Condensed Consolidated Financial

Statements), Transco is entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements shall be deposited into an external trust account (trust) dedicated to funding our ARO. Effective June 1, 2008, the effective date of the Agreement, Transco was required to initially fund the trust. On June 30, 2008, Transco paid the initial funding of $11.2 million, which included an adjustment for the total spending on ARO requirements as of May 31, 2008. Subsequent to the initial funding, Transco will have an annual funding obligation through the effective period of the Agreement of approximately $16.7 million, with installments to be paid monthly.
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
Second Quarter 2008 Changes in Internal Control over Financial Reporting
     There have been no changes during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
(4) Instruments defining the rights of security holders, including indentures
•	1	Indenture, dated as of May 22, 2008 between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 to our Form 8-K filed May 23, 2008).
(10) Material contracts
•	1	Registration Rights Agreement, dated as of May 22, 2008 between Transcontinental Gas Pipe Line Corporation and Banc of America Securities LLC, Greenwich Capital Markets, Inc., and J.P. Morgan Securities Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.1 to our Form 8-K filed May 23, 2008).
(31) Section 302 Certifications
•	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certification
•	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: August 7, 2008	By	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)