Form 10-Q
period 2008-09-30
TRANSCONTINENTAL GAS PIPE LINE CORP
filed 2008-11-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code (713) 215-2000
No Change
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $1.00 per share, outstanding as of October 31, 2008 was 100.
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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filing; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	Inflation, interest rates and general economic conditions;

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Increasing maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements and future changes in our credit ratings and the availability and cost of credit;

•	Risk associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission.
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

     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A. Risk Factors in this Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenues:
Natural gas sales	$42,631	$36,546	$113,282	$127,785
Natural gas transportation	219,697	215,059	675,679	627,245
Natural gas storage	35,930	36,036	109,482	104,402
Other	1,272	1,047	7,458	17,546

Total operating revenues	299,530	288,688	905,901	876,978

Operating Costs and Expenses:
Cost of natural gas sales	42,630	36,547	113,354	127,715
Cost of natural gas transportation	(138)	3,005	3,676	8,446
Operation and maintenance	55,134	55,698	166,119	167,094
Administrative and general	39,145	36,647	114,900	114,339
Depreciation and amortization	58,301	57,590	171,584	168,762
Taxes — other than income taxes	13,204	11,424	37,305	40,002
Other (income) expense, net	(6,210)	4,143	(13,731)	8,468

Total operating costs and expenses	202,066	205,054	593,207	634,826

Operating Income	97,464	83,634	312,694	242,152

Other (Income) and Other Deductions:
Interest expense	23,811	24,097	72,633	70,721
Interest income — affiliates	(5,417)	(3,830)	(17,548)	(11,755)
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,678)	(5,463)	(4,546)	(10,176)
Equity in earnings of unconsolidated affiliates	(1,533)	(1,717)	(4,492)	(5,114)
Miscellaneous other income, net	(1,643)	(2,933)	(5,183)	(7,453)

Total other (income) and other deductions	13,540	10,154	40,864	36,223

Income before Income Taxes	83,924	73,480	271,830	205,929

Provision for Income Taxes	31,523	27,927	102,963	78,632

Net Income	$52,401	$45,553	$168,867	$127,297

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$136	$119
Receivables:
Affiliates	2,266	6,307
Advances to affiliates	191,460	223,657
Others, less allowance of $426 in 2008 ($462 in 2007)	152,462	115,003
Transportation and exchange gas receivables	8,919	10,724
Inventories	60,256	55,120
Deferred income taxes	—	38,588
Other	75,102	33,619

Total current assets	490,601	483,137

Investments, at cost plus equity in undistributed earnings	45,056	44,730

Property, Plant and Equipment:
Natural gas transmission plant	6,951,961	6,840,377
Less-Accumulated depreciation and amortization	2,253,422	2,113,561

Total property, plant and equipment, net	4,698,539	4,726,816

Other Assets	280,861	256,169

Total assets	$5,515,057	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$17,501	$15,530
Other	119,994	86,273
Transportation and exchange gas payables	4,694	7,245
Accrued liabilities	122,229	204,305
Reserve for rate refunds	10,485	98,035
Deferred income taxes	4,898	—
Current maturities of long-term debt	—	75,000

Total current liabilities	279,801	486,388

Long-Term Debt	1,277,420	1,127,370

Other Long-Term Liabilities:
Deferred income taxes	1,068,436	1,027,441
Other	270,072	255,153

Total other long-term liabilities	1,338,508	1,282,594

Contingent liabilities and commitments (Note 2)

Common Stockholder’s Equity:
Common stock $1.00 par value:
100 shares authorized, issued and outstanding	—	—
Premium on capital stock and other paid-in capital	1,652,430	1,652,430
Retained earnings	981,302	977,434
Accumulated other comprehensive loss	(14,404)	(15,364)

Total common stockholder’s equity	2,619,328	2,614,500

Total liabilities and stockholder’s equity	$5,515,057	$5,510,852

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$168,867	$127,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	172,596	169,920
Deferred income taxes	83,887	18,369
(Gain)/loss on sale of property, plant and equipment	(10,542)	12
Allowance for equity funds used during construction (Equity AFUDC)	(3,191)	(7,420)
Changes in operating assets and liabilities:
Receivables — affiliates	4,041	2,487
— others	(37,459)	(15,663)
Transportation and exchange gas receivables	1,805	(6,338)
Inventories	(5,136)	(5,310)
Payables — affiliates	(246)	(4,003)
— others	(130,785)	(4,660)
Transportation and exchange gas payables	(2,551)	1,745
Accrued liabilities	(77,038)	(8,369)
Reserve for rate refunds	57,025	67,262
Other, net	(56,011)	24,207

Net cash provided by operating activities	165,262	359,536

Cash flows from financing activities:
Additions to long-term debt	424,332	—
Retirement of long-term debt	(350,000)	—
Debt issue costs	(2,009)	(10)
Common stock dividends paid	(165,000)	(80,000)
Change in cash overdrafts	28,080	(894)

Net cash used in financing activities	(64,597)	(80,904)

(continued)

TRANSCONTINENTAL GAS PIPE LINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	$(125,698)	$(327,884)
Changes in accounts payable	(5,932)	15,058
Changes in accrued liabilities	(5,051)	13,763
Advances to affiliates, net	32,197	37,619
Advances to others, net	152	651
Purchase of ARO trust investments	(23,966)	—
Proceeds from sale of ARO trust investments	11,765	—
Other, net	15,885	(18,037)

Net cash used in investing activities	(100,648)	(278,830)

Net increase (decrease) in cash	17	(198)
Cash at beginning of period	119	315

Cash at end of period	$136	$117

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
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2008, and results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.
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
     Our Board of Directors declared and we paid cash dividends on common stock in the amount of $50 million on March 31, 2008, $60 million on June 30, 2008 and $55 million on September 30, 2008.
     Certain reclassifications have been made to the presentation of the 2007 financial statements to conform to the 2008 presentation, including the segregation of changes in capital related accrued liabilities from Additions, net of equity AFUDC within the investing activities in the Condensed Consolidated Statement of Cash Flows.
Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$52,401	$45,553	$168,867	$127,297
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax	(168)	(132)	43	(18)
Pension benefits, net of tax
Amortization of prior service credit	(122)	(256)	(366)	(767)
Amortization of net actuarial loss	428	579	1,283	1,736

Total comprehensive income	$52,539	$45,744	$169,827	$128,248

Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we applied SFAS 157 to our assets and liabilities that are measured at fair value on a recurring basis with no material impact to our Condensed Consolidated Financial Statements. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Condensed Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities. (See Note 4. Fair Value Measurements.)

     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The application of this Statement will increase the disclosures in our Condensed Consolidated Financial Statements.
Sale of South Texas Assets
     On June 30, 2008, we closed on the sale of certain South Texas assets. The effective date of the sale, on which ownership of the assets transferred to the buyer, was July 1, 2008. The sale price was $12.5 million. The gain on the sale, approximately $10.4 million, was recorded in the third quarter of 2008.
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
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. On March 7, 2008, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective on June 1, 2008, and refunds of approximately $144 million were issued on July 17, 2008. We had previously provided a reserve for the refunds, which was reclassified, from Reserve for rate refunds to Payables-Other on the Condensed Consolidated Balance Sheet at June 30, 2008.

     The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on this issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. A decision by the ALJ is expected in November 2008.
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the Williams defendants. In October 2006, the District Court dismissed all claims against us and in November 2006, Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals. Oral argument was held on September 25, 2008.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $10 million to $12 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next five to seven years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2008, we had a balance of approximately $5.1 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($4.2 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets: Other and Other

Assets in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2008, we had recorded approximately $2.5 million of environmental related regulatory assets.
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

Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified the high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $250 million and $300 million over the remaining assessment period of 2008 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order (CAO) which requires that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribes various remedial actions that must be undertaken before the lines can be restored to normal operating pressure. On October 6, 2008, we filed a request for hearing with PHMSA to challenge the CAO but asked that the hearing be stayed pending discussions with PHMSA to modify certain aspects of the order.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $130 million at September 30, 2008, of which $86 million is expected to be spent in the remainder of 2008. We have commitments for gas purchases of approximately $113 million at September 30, 2008, which is expected to be spent over the next ten years. See Note 1, Basis of Presentation, for our discussion of our agency agreement with WGM.
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
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     We are a borrower under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility) and have access to $400 million of the facility to the extent not utilized by Williams. Letters of credit totaling $28 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of September 30, 2008. Our ratio of debt to capitalization must be no greater than 55 percent under this agreement. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 33 percent at September 30, 2008.
     Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by the above.
Issuance and Retirement of Long-Term Debt
     In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25 percent senior unsecured notes that matured on January 15, 2008. In April 2008, we borrowed $75 million under the Credit Facility to retire $75 million of adjustable rate unsecured notes that matured on April 15, 2008.
     On May 22, 2008, we issued $250 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 (6.05 percent Notes) to certain institutional investors in a Rule 144A private debt placement. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2008. We used $175 million of the net proceeds to repay our borrowings under the Credit Facility. We will use the remainder for general corporate purposes, including the funding of capital expenditures. In September 2008, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.

4. FAIR VALUE MEASUREMENTS
Adoption of SFAS No. 157
     SFAS No. 157, “Fair Value Measurements” (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair values and expands disclosures about fair value measurements. On January 1, 2008, we applied SFAS 157 for our assets and liabilities that are measured at fair value on a recurring basis. The initial adoption of SFAS 157 had no material impact on our Condensed Consolidated Financial Statements.
          Pursuant to the terms of the Agreement (see Note 2) approved by the FERC in March 2008, we are entitled to collect in rates the amounts necessary to fund our asset retirement obligations (ARO). Per the Agreement, we will deposit monthly, into an external trust account, the revenues collected specifically designated for ARO. We established the ARO trust account (ARO Trust) on June 30, 2008. The ARO Trust carries a moderate risk portfolio. At September 30, 2008, we applied SFAS 157 to the financial instruments held in our ARO Trust.
          SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 primarily consists of financial instruments in our ARO Trust.

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. We do not have any Level 2 measurements.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. We do not have any Level 3 measurements.

     The following table sets forth by level within the fair value hierarchy our assets that are measured at fair value on a recurring basis. There are no liabilities that are required to be measured at fair value on a recurring basis.
Fair Value Measurements at September 30, 2008 Using:

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Millions)
Assets:
Other assets	$11.9	$—	$—	$11.9

Total assets	$11.9	$—	$—	$11.9

     Other assets include money market funds, U.S. equity funds, international equity funds and municipal bonds.
5. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At September 30, 2008 and December 31, 2007, the advances due to us by Williams totaled approximately $191.5 million and $223.7 million, respectively. The advances are represented by demand notes.
     Included in our operating revenues for the nine months ending September 30, 2008 and 2007 are revenues received from affiliates of $27.7 million and $32.0 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the nine months ending September 30, 2008 and 2007 were not significant.
     Included in our cost of sales for the nine months ending September 30, 2008 and 2007 is purchased gas cost from affiliates of $10.0 million and $8.3 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the nine months ending September 30, 2008 and 2007, are $35.8 million and $37.9 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the nine months ending September 30, 2008 and 2007, we recorded reductions in operating expenses for services provided to WFS for $5.9 million and $4.4 million, respectively, under terms of the operating agreement.

ITEM 2. Management’s Narrative Analysis of Results of Operations.
General
     The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Narrative Analysis contained in Items 7 and 8 of our 2007 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this report.
RECENT MARKET EVENTS
     The recent instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. In this volatile economic environment, many financial markets, institutions and other businesses remain under considerable stress. These events are impacting our business. However, we note the following:
•	We have no significant debt maturities until 2011.

•	As of September 30, 2008, we have approximately $191.5 million of available cash from return of advances made to affiliates and available capacity under our Credit Facility. (See Note 3 of Notes to the Condensed Consolidated Financial Statements.)

•	A significant portion of our transportation and storage services are provided pursuant to long-term firm contracts that obligate our customers to pay us monthly capacity reservation fees regardless of the amount of pipeline or storage capacity actually utilized by a customer.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Our operating income for the nine months ended September 30, 2008 was $312.7 million compared to operating income of $242.2 million for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $168.9 million compared to $127.3 million for the nine months ended September 30, 2007. The increase in operating income of $70.5 million (29.1 percent) was due primarily to an increase in transportation and storage revenues. Also contributing was the recognition of the gain in 2008 related to the sale of Eminence top gas sold in 2007 ($9.5 million) and the gain related to the sale of our South Texas assets ($10.4 million). The increase in net income of $41.6 million (32.7 percent) was mostly attributable to the higher operating income, partially offset by a corresponding increase in the applicable provision for income taxes of $24.3 million (30.9 percent).
Pipeline Rupture
     As stated in Note 2 of Notes to Condensed Consolidated Financial Statements, on September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Corrective Action Order which requires that we operate three of our mainlines in a portion of Virginia at reduced operating pressure. We are taking steps to ensure the integrity of our mainlines and we plan to return them to full operating pressure as soon as possible, but doing so will require PHMSA’s approval. If some or all of our mainlines continue to operate at reduced pressure into the winter heating season, it is possible that we will not be able to meet all of our firm delivery obligations on certain days in which case we may be required to refund to affected customers demand charges paid to us for deliveries that were not made on those days due to the rupture. The amount of such refunds, if any, cannot be determined in part because weather will likely have a significant impact on our ability to perform.
Transportation Revenues
     Our operating revenues related to transportation services for the nine months ended September 30, 2008 were $675.7 million, compared to $627.2 million for the nine months ended September 30, 2007. The $48.5 million (7.7 percent) increase was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007 and additional revenues in 2008 of $32.8 million from the Potomac and Leidy to Long Island expansion projects placed in service in the fourth quarter of 2007.
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
     As shown in the table below, our total market-area deliveries for the nine months ended September 30, 2008 decreased 7.0 trillion British Thermal Units (TBtu) (0.5 percent) when compared to the same period in 2007. The decreased deliveries are the result of the reduction of volumes available from producers in the third quarter of 2008, as a result of gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike, partially offset by increased deliveries throughout most of 2008 as a result of Transco’s Potomac and Leidy to Long Island expansions being placed in service in November 2007 and December 2007, respectively. Our production-area deliveries for the nine months ended September 30, 2008 increased 4.8 TBtu (3.3 percent) compared to the same period in 2007. The increase in production area deliveries is primarily due to an increase in volumes received from offshore Texas as a result of new wells drilled and producing, partially offset by decreased volumes in the third quarter of 2008 due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike.

	Nine months
	Ended September 30,
Transco System Deliveries (TBtu)	2008	2007
Market-area deliveries:
Long-haul transportation	577.6	621.7
Market-area transportation	699.6	662.5

Total market-area deliveries	1,277.2	1,284.2
Production-area transportation	150.8	146.0

Total system deliveries	1,428.0	1,430.2

Average Daily Transportation Volumes (TBtu)	5.2	5.2
Average Daily Firm Reserved Capacity (TBtu)	6.8	6.5
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
     Operating revenues related to our sales services were $113.3 million for the nine months ended September 30, 2008, compared to $127.8 million for the same period in 2007. The $14.5 million (11.3 percent) decrease was primarily due to the absence in 2008 of sales of excess top gas from our Eminence storage field of $37.0 million in 2007 and lower merchant sales of $8.8 million, partially offset by increased cash-out sales of $31.3 million. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues
     Our operating revenues related to storage services were $109.5 million for the nine months ended September 30, 2008 compared to $104.4 million for the same period in 2007. The increase of $5.1 million (4.9 percent) was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.
Other Revenues
     Our other operating revenues were $7.5 million for the nine months ended September 30, 2008 compared to $17.5 million for the same period in 2007. The decrease of $10.0 million (57.1 percent) was primarily due to a $10.5 million decrease of Park and Loan Service revenue as a result of lower gas volumes parked and/or loaned by customers in 2008 due to unfavorable market conditions.
Operating Costs and Expenses
     Excluding the cost of natural gas sales of $113.4 million for the nine months ended September 30, 2008 and $127.7 million for the comparable period in 2007, our operating expenses for the nine months ended September 30, 2008, were approximately $27.3 million (5.4 percent) lower than the comparable period in 2007. This decrease was primarily attributable to:

•	A decrease in cost of natural gas transportation of $4.8 million due to lower fuel expense of $10.4 million in 2008 resulting from favorable pricing differentials between cost recoveries at spot prices and expenses recognized at weighted average prices, partly offset by $5.8 million higher electric power costs.

•	A $4 million charge associated with a third quarter 2008 pipeline rupture.

•	Lower other (income) expense, net of $22.2 million, primarily resulting from:
o	A $10.4 million gain related to the sale of our South Texas assets and

o	A $9.5 million gain recognized in 2008 related to the sale of Eminence top gas sold in 2007. In 2007, the gain was deferred pending a FERC Order on our March 2007 fuel tracker filing, which was issued in May 2008.

o	A net decrease in expense of $3.6 million associated with our asset retirement obligations (ARO) due to the new rates in Docket No. RP06-569, effective March 1, 2007 (See Note 2 of Notes to Condensed Consolidated Financial Statements). Any differences between the recovery of ARO costs in rates and the depreciation, accretion, and amortization of the regulatory asset from March 1, 2007 forward are being deferred as a regulatory asset for collection/refund in the next rate case.
Other (Income) and Other Deductions
     Other income and other deductions for the nine months ended September 30, 2008 were $40.9 million compared to $36.2 million for to the same period in 2007. This increase of $4.7 million (13.0 percent) was due to:
•	Lower allowance for equity and borrowed funds used during construction (AFUDC) of $5.6 million due to lower construction spending in 2008 primarily due to the completion of our Leidy to Long Island expansion placed in service in December 2007.

•	Lower miscellaneous other income, net of $2.3 million primarily due to lower equity AFUDC gross-up in the nine months ended September 30, 2008 as compared to the same period in 2007.

•	Increased interest expense of $1.9 million primarily due to higher interest on reserve for rate refunds for the nine months ended September 30, 2008 as compared to the same period in 2007 due to the effect of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007. On March 7, 2008, the FERC issued an order approving without modifications a Stipulation and Agreement (Agreement) resolving all substantive issues in the rate case. Pursuant to its terms, the Agreement became effective on June 1, 2008, and refunds of approximately $144 million were issued on July 17, 2008.

•	Partly offsetting these was an increase in interest income — affiliates of $5.8 million due to overall higher average advances to affiliates in 2008 as compared to the same period in 2007.
Capital Expenditures
     Our capital expenditures for the nine months ended September 30, 2008 were $125.7 million, compared to $327.9 million for the nine months ended September 30, 2007. The $202.2 million decrease is due to higher spending in 2007 on two expansion projects which were completed and placed in service in late 2007, and lower spending on maintenance capital projects in 2008. Our capital expenditures estimate for 2008 and future capital projects are discussed in our 2007 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
     Sentinel Expansion Project The Sentinel Expansion Project involves an expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The capital cost of the project is estimated to be up to approximately $200 million. Transco plans to place the project into service in phases, in late 2008 and late 2009.
     Pascagoula Expansion Project The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting Transco’s existing Mobile Bay Lateral to the outlet pipeline of a proposed liquefied natural gas import terminal in Mississippi. Transco’s share of the capital cost of the project is estimated to be up to approximately $37 million. Transco plans to place the project into service on or about October 1, 2011.
     Mobile Bay South Expansion Project The Mobile Bay South Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama to allow Transco to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The capital cost of the project is estimated to be up to approximately $37 million. Transco plans to place the project into service by May 2010.
     85 North Expansion Project The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. The capital cost of the project is estimated to be up to approximately $278 million. Transco plans to place the project into service in phases, in July 2010 and May 2011.
Asset Retirement Obligation Funding Requirement
     Pursuant to the terms of the Agreement (see Note 2 of Notes to Condensed Consolidated Financial Statements), we are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements shall be deposited into an external trust account dedicated to funding our ARO. Effective June 1, 2008, the effective date of the Agreement, we were required to initially fund the ARO trust account. On June 30, 2008, we deposited the initial funding of $11.2 million, which included an adjustment for the total spending on ARO requirements as of May 31, 2008. Subsequent to the initial funding, we will have an annual funding obligation through the effective period of the Agreement of approximately $16.7 million, with installments to be deposited monthly.
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
Third Quarter 2008 Changes in Internal Control over Financial Reporting
     There have been no changes during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS.
See discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, includes certain risk factors that could materially affect our business financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
Recent events in the global credit markets have created a shortage in the availability of credit.
     Global credit markets have recently experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. While we cannot predict the occurrence of future disruptions or how long the current circumstances may continue, we believe cash on hand and cash provided by operating activities, as well as availability under our existing financing agreements will provide us with adequate liquidity for the foreseeable future. However, our ability to borrow under our existing financing agreements, including Williams’ bank credit facilities, could be impaired if one or more of Williams’ lenders fail to honor its contractual obligation to lend to us.

Continuing or additional disruptions, including the bankruptcy or restructuring of certain financial institutions, may adversely affect the availability of credit already arranged and the availability and cost of credit in the future.
We are exposed to the credit risk of our customers.
     We are exposed to the credit risk of our customers in the ordinary course of our business. Generally our customers are rated investment grade or are required to make pre-payments or provide security to satisfy credit concerns. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ creditworthiness. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our operating results and financial condition.
Our debt agreements impose restrictions on us that may adversely affect our ability to operate our business.
     Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.
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
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.  Our ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans, in which we participate, are affected by factors beyond our control.
     We are a participating employer in defined benefit pension plans covering substantially all of our U.S. employees and other postretirement benefit plans covering certain eligible participants. The timing and amount of our funding allocation requirements under the defined benefit pension plans in which we participate depend upon a number of factors, including changes to pension plan benefits as well as factors outside of our control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our funding allocation requirements could have a significant adverse effect on our financial condition. The amount of expenses recorded for the defined benefit pension plans and other postretirement benefit plans, in which we participate, is also dependent on changes in several factors, including market interest rates and the returns on plan assets. Significant changes in any of these factors may adversely impact our future results of operations.
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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (Registrant)
Dated: November 6, 2008	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)