Form 10-K
period 2008-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2009-02-26
CIK 99250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ____________
Commission File Number 1-7584
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
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
           Yes [  ] No [Ö]
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
           Yes [  ] No [Ö]
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [Ö] No [  ]
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [Ö]	Smaller reporting company [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [Ö]
          Documents Incorporated by Reference: None
          The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
FORM 10-K

PART I
ITEM 1. Business.
          In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we,” “us” or “our.”
GENERAL
          Since we meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K, the information in this Item 1 is in a reduced disclosure format.
          Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On December 31, 2008, Transcontinental Gas Pipe Line Corporation was converted from a corporation to a limited liability company and thereafter is known as Transcontinental Gas Pipe Line Company, LLC. Effective December 31, 2008, we distributed our ownership interest in our wholly-owned subsidiaries to WGP. Accordingly, we have adjusted financial and operating information retrospectively to remove the effects of our former subsidiaries.
          We are an interstate natural gas transmission company that owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Our principal business is the interstate transportation of natural gas, which the Federal Energy Regulatory Commission (FERC) regulates.
          At December 31, 2008, our system had a mainline delivery capacity of approximately 4.7 MMdt1 of gas per day from production areas to our primary markets. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 3.8 MMdt of gas per day for a system-wide delivery capacity total of approximately 8.5 MMdt of gas per day. The system is comprised of approximately 10,100 miles of mainline and branch transmission pipelines, 45 compressor stations, four underground storage fields and a liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.
          We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 204 Bcf of gas. In October 2008, the FERC approved Transco’s request to abandon our Hester storage facility, which is not in operation. Hester is not included in the gas storage capacity described above. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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

          Through an agency agreement, one of our affiliates, Williams Gas Marketing, Inc. (WGM) manages our jurisdictional merchant gas sales.
MARKETS AND TRANSPORTATION
          Our natural gas pipeline system serves customers in Texas and 11 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.
          Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2008 were Public Service Enterprise Group, and National Grid (formerly known as KeySpan Corporation), which accounted for approximately 11.0 percent and 10.0 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
          Our total system deliveries for the years 2008, 2007 and 2006 are shown below.

Transco System Deliveries (TBtu)	2008	2007	2006

Market-area deliveries
Long-haul transportation	752.8	838.6	795.1
Market-area transportation	969.2	874.9	816.5

Total market-area deliveries	1,722.0	1,713.5	1,611.6
Production-area transportation	188.4	189.9	247.2

Total system deliveries	1,910.4	1,903.4	1,858.8

Average Daily Transportation Volumes	5.2	5.2	5.1
Average Daily Firm Reserved Capacity	6.8	6.6	6.6
          Our total market-area deliveries for 2008 increased 8.5 TBtu (0.5%) when compared to 2007. The increased deliveries are primarily the result of our Potomac and Leidy to Long Island expansions placed in service in November 2007 and December 2007, respectively, partially offset by the reduction of volumes available from producers beginning in the third quarter of 2008 as a result of gas wells shut-in/or damages to gathering lines in the Gulf of Mexico caused by Hurricanes Ike and Gustav. Our production area deliveries decreased 1.5 TBtu (0.8%) when compared to 2007. The decrease in production area deliveries is primarily due to decreased volumes beginning in the third quarter of 2008 due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricanes Ike and Gustav. This decrease was partially offset by the increase in volumes from offshore Texas as a result of new wells drilled and producing.
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

PIPELINE PROJECTS
          The pipeline projects listed below are significant future pipeline projects for which we have customer commitments.
          Sentinel Expansion Project The Sentinel Expansion Project involves an expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The capital cost of the project is estimated to be up to approximately $200 million. Phase 1 was placed into service in December 2008. Phase II is expected to be placed into service by November 2009.
          Pascagoula Expansion Project The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting Transco’s existing Mobile Bay Lateral to the outlet pipeline of a proposed LNG import terminal in Mississippi. Transco’s share of the capital cost of the project is estimated to be up to approximately $37 million. Transco plans to place the project into service in September 2011.
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
          85 North Expansion Project The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. The capital cost of the project is estimated to be $248 million. Transco plans to place the project into service in phases, in July 2010 and May 2011.
REGULATORY MATTERS
          Our transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering outcomes of our regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.
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
          On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all but one issue in the rate case. On March 7, 2008, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective on June 1, 2008, and refunds of approximately $144 million were issued on July 17, 2008. We had previously provided a reserve for the refunds.
          The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. The ALJ’s decision is subject to review by the FERC.
SALES SERVICE
          As discussed above, WGM manages our jurisdictional merchant gas sales, which are made to customers pursuant to a blanket sales certificate issued by the FERC. Through an agency agreement, WGM is authorized to make gas sales on our behalf in order to manage our gas purchase obligations. WGM receives all margins associated with jurisdictional merchant gas sales business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.
          Our gas sales volumes managed by WGM for the years 2008, 2007 and 2006 in TBtus were 0.3, 2.0 and 3.6, respectively.
TRANSACTIONS WITH AFFILIATES
          We engage in transactions with Williams and other Williams subsidiaries. (See Note 1 and Note 9 of Notes to Financial Statements.)
REGULATION
          Interstate gas pipeline operations Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties under the NGA. We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, and the Pipeline Safety Improvement Act of 2002 which regulate safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees.
          Environmental We are subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations are generally recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon our competitive position or earnings. (See Note 3 of Notes to Financial Statements.)
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
          States are in the process of developing new energy plans that will encourage utilities to develop energy saving measures and diversify their energy supplies to include renewable sources. This could lower the growth of gas demand. Resistance to coal-fired electricity generation could increase it.
          These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity. Future utilization of pipeline capacity will depend on competition from LNG imported into markets, as well as the growth of natural gas demand.
EMPLOYEES
          As of February 1, 2009, we had 1,300 full time employees.
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
          All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	financial condition and liquidity;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filings; and

•	natural gas and natural gas liquids prices and demand.
          Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and costs of capital;

•	inflation, interest rates and general economic conditions (including the recent economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers;

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation, and rate proceedings;

•	our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	our exposure to the credit risk of our customers;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit rating and the availability and cost of credit;

•	risks associated with future weather conditions;

•	acts of terrorism; and

•	additional risks described in our filings with the SEC.
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
          In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions or otherwise.
          Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in the following section:
RISK FACTORS
          You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.
Risks Inherent to our Industry and Business
Our natural gas transportation, storage and gathering activities involve numerous risks that might result in accidents and other operating risks and hazards.
          Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas. These operating risks include, but are not limited to:
•	fires, blowouts, cratering and explosions;

•	uncontrollable releases of natural gas;

•	pollution and other environmental risks;

•	natural disasters;

•	aging pipeline infrastructure and mechanical problems;

•	damage inadvertently caused by third party activity, such as operation of construction equipment; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.
          These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our pipeline infrastructure. Potential customer impacts arising from service interruptions on segments of our pipeline infrastructure could include limitations on the pipeline’s ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of existing customers by others for potential new pipeline projects that would compete directly with existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting impact on our business, financial condition, results of operations and cash flows.
Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on us.
          We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, Williams and its other affiliates, including Williams Partners, are not limited in their ability to compete with us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils and other alternative energy sources.
          The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. FERC’s policies promoting competition in natural gas markets could have the effect of increasing the natural gas transportation and storage options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as the primary terms of existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we or our remaining customers may have to bear the costs associated with the turned back capacity. Increased competition could reduce the amount of transportation or storage capacity contracted on our system or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation or storage rates. Competition could intensify the negative impact of factors that significantly decrease demand for natural gas or increase the price of natural gas in the markets served by our pipeline system, such as competing or alternative forms of energy, a regional or national recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the price of natural gas or limit the use of, or increase the demand for, natural gas. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Please read “Competition”. All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to maintain or replace expiring natural gas transportation and storage contracts at favorable rates or on a long-term basis.
          Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire and are subject to termination. Although none of our material contracts are terminable in 2009, upon expiration of the terms we may not be able to extend contracts with existing customers to obtain replacement contracts at favorable rates or on a long-term basis.
          The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
•	the level of existing and new competition to deliver natural gas to our markets;

•	the growth in demand for natural gas in our markets;

•	whether the market will continue to support long-term firm contracts;

•	whether our business strategy continues to be successful;

•	the level of competition for natural gas supplies in the production basins serving us; and

•	the effects of state regulation on customer contracting practices.
          Any failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competitive pressures could lead to decreases in the volume of natural gas contracted or transported through our pipeline system for any of the reasons described below will adversely affect our business.
          Although most of our pipeline system’s current capacity is fully contracted, the FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business and results of operations.

Any significant decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results.
          Our business is dependent on the continued availability of natural gas production and reserves. The development of the additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transmission and import and export of natural gas supplies, adversely impacting our ability to fill the capacities of our gathering, transmission and processing facilities.
          Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported, or throughput, on our pipeline and cash flows associated with the transportation of natural gas, our customers must compete with others to obtain adequate supplies of natural gas.
          If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply area, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas transported and stored on our system would decline, which could have a material adverse effect on our business, financial condition and results of operations.
Decreases in demand for natural gas could adversely affect our business.
          Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy their demand by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, or technological advances in fuel economy and energy generation devices, all of which are matters beyond our control. Additionally, in some cases, new LNG import facilities built near our markets could result in less demand for our gathering and transmission facilities.
Significant prolonged changes in natural gas prices could affect supply and demand and cause a termination of the our transportation and storage contracts or a reduction in throughput on our system.
          Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in our long-term transportation and storage contracts or throughput on our system. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced contracts or throughput on our system. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our current pipeline infrastructure is aging, which may adversely affect our business.
          Some portions of our pipeline infrastructure are approximately 50 years old. The current age and condition of this pipeline infrastructure could result in a material adverse impact on our business, financial condition and results of operations if the costs of maintaining our facilities exceed current expectations.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which could expose us to significant costs and liabilities and could exceed our current expectations.
          Our natural gas transportation and storage operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:

▪	the Federal Clean Air Act and analogous state laws, which impose obligations related to air emissions;

▪	the Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (CWA) and analogous state laws, which regulate discharge of wastewaters from our facilities to state and federal waters;

▪	the Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal; and

▪	the Federal Resource Conservation and Recovery Act (RCRA), and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.
          These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipeline and facilities, and the imposition of substantial costs and penalties for spills, releases and emissions of various regulated substances into the environment resulting from those operations. Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies, and the United States Department of Homeland Security have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.
          There is inherent risk of incurring significant environmental costs and liabilities in the operation of natural gas transportation and storage facilities due to the handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to the operations, and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly regulated substance and waste handling, storage, transport, disposal, or remedial requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          Insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.

          We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change. Our regulatory rate structure and our contracts with customers might not necessarily allow us to recover capital costs we incur to comply with the new environmental regulations. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.
We may be subject to legislative and regulatory responses to climate change with which compliance may be costly.
          Legislative and regulatory responses related to climate change create financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate the emission of greenhouse gases. Numerous states have announced or adopted programs to stabilize and reduce greenhouse gases and similar federal legislation has been introduced in both houses of Congress. Our pipeline may be subject to regulation under climate change policies introduced at either the state or federal level within the next few years. There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws. If we are unable to recover all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
The failure of new sources of natural gas production or LNG import terminals to be successfully developed in North America could increase natural gas prices and reduce the demand for our services.
          New sources of natural gas production in the United States and Canada, particularly in areas of shale development are expected to become an increasingly significant component of future U.S. natural gas supply in North America. Additionally, increases in LNG supplies are expected to be imported through new LNG import terminals, particularly in the Gulf Coast region. If these additional sources of supply are not developed, natural gas prices could increase and cause consumers of natural gas to turn to alternative energy sources, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.
          We provide some services pursuant to long-term, fixed price contracts. It is possible that costs to perform services under such contracts will exceed the revenues we collect for our services. Although most of the services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
          We rely on a limited number of customers for a significant portion of our revenues. Our largest customers, Public Service Enterprise Group and National Grid accounted for approximately 11.0 percent and 10.0 percent, respectively, of our operating revenues for the year ended December 31, 2008. The loss of even a portion of our key customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to the credit risk of our customers.
          We are exposed to the credit risk of our customers in the ordinary course of our business. Generally our customers are rated investment grade, are otherwise considered creditworthy or are required to make pre-payments or provide security to satisfy credit concerns. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ creditworthiness. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our operating results and financial condition.

If third-party pipelines and other facilities interconnected to our pipeline and facilities become unavailable to transport natural gas, our revenues could be adversely affected.
          We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become unavailable due to repairs, damage to the facility, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or for any other reason, our ability to operate efficiently and continue shipping natural gas to end-use markets could be restricted, thereby reducing our revenues. Further, although there are laws and regulations designed to encourage competition in wholesale market transactions, some companies may fail to provide fair and equal access to their transportation systems or may not provide sufficient transportation capacity for other market participants. Any temporary or permanent interruption at any key pipeline interconnect causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not own all of the land on which our pipeline and facilities are located, which could disrupt our operations.
          We do not own all of the land on which our pipeline and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. We obtain, in certain instances, the rights to construct and operate our pipeline on land owned by third parties and governmental agencies for a specific period of time. Our loss of any of these rights, through our inability to renew right of way contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of the insurers we do use to satisfy our claims.
          We are not fully insured against all risks inherent to our business, including environmental accidents that might occur. In addition, we do not maintain business interruption insurance in the type and amount to cover all possible risks of loss. Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the aggregate annually and a deductible of $2 million per occurrence. This insurance covers Williams and its affiliates, including our legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations. Pollution liability coverage excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition, and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of Williams and its affiliates.
          Williams does not insure onshore underground pipelines for physical damage, except at river crossings and at certain locations such as compressor stations. Williams maintains coverage of $300 million per occurrence for physical damage to assets and resulting business interruption caused by terrorist acts committed by a U.S. person or interest. Also, all of Williams’ insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks and hurricanes Katrina, Rita, Gustav and Ike have impacted the availability of certain types of coverage at reasonable rates, and we may elect to self insure a portion of our asset portfolio. We cannot assure you that we will in the future be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          In addition, certain insurance companies that provide coverage to us, including American International Group, Inc., have experienced negative developments that could impair their ability to pay any of our potential claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.
Execution of our capital projects subjects us to construction risks, increases in labor costs and materials, and other risks that may adversely affect financial results.
          A significant portion of our growth is accomplished through the construction of new transportation and storage facilities as well as the expansion of existing facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	the ability to obtain necessary approvals and permits by regulatory agencies on a timely basis and on acceptable terms;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis and on acceptable terms;

•	the ability to construct projects within estimated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor or other factors beyond our control, that may be material; and

•	the ability to access capital markets to fund construction projects.
          Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve expected investment return, which could adversely affect results of operations, financial position or cash flows.
Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.
          Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent registered public accounting firms, and retirement plan practices. We cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically. In addition, the Financial Accounting Standards Board (FASB), the SEC or the FERC could enact new accounting standards or FERC orders, as the case may be, that might impact how we are required to record revenues, expenses, assets, liabilities and equity.

Risks Related to Strategy and Financing
Our debt agreements impose restrictions on us that may adversely affect our ability to operate our business.
          Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.
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
          Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.  Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Events in the global credit markets created a shortage in the availability of credit and have led to credit market volatility.
          In 2008, global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. While we cannot predict the occurrence of future disruptions or the duration of current volatility in the credit markets, we believe cash on hand and cash provided by operating activities, as well as availability under our existing financing agreements will provide us with adequate liquidity for the foreseeable future. However, our ability to borrow under our existing financing agreements, including our bank credit facilities, could be negatively impacted if one or more of our lenders fail to honor its contractual obligation to lend to us. Continuing volatility or additional disruptions, including the bankruptcy or restructuring of certain financial institutions, may adversely affect the availability of credit already arranged and the availability and cost of credit in the future.
The continuation of recent economic conditions, including disruptions in the global credit markets, could adversely affect our results of operations.
          The slowdown in the economy and the significant disruptions and volatility in global credit markets have the potential to negatively impact our business in many ways. Included among these potential negative impacts are reduced demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could result in reducing our access to credit markets, raising the cost of such access or requiring us or Williams to provide additional collateral to third parties.
A downgrade of our credit ratings could impact our liquidity, access to capital, and our costs of doing business in certain ways and maintaining current credit ratings is within the control of independent third parties.
          A downgrade of our credit ratings might increase our cost of borrowing and could cause us to post collateral with third parties, thereby negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:
•	economic downturns;

•	deteriorating capital market conditions generally;

•	declining market prices for natural gas, natural gas liquids and other commodities;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other energy companies.
          Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. We are currently rated investment grade by three of the major credit rating agencies. However, no assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.
Williams can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.
          We are an indirect wholly-owned subsidiary of Williams. Our management committee, which is appointed by WGP, which in turn is controlled by Williams, exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:
•	payment of distributions and repayment of advances;

•	decisions on financings and our capital raising activities;

•	mergers or other business combinations; and

•	acquisition or disposition of assets.
          Our management committee could decide to increase distributions or advances to our parent entities consistent with existing debt covenants. This could adversely affect our liquidity. Moreover, various Williams’ credit facilities include covenants restricting the ability of Williams’ entities, including us, to make advances to Williams and its other subsidiaries, which could make the terms on which we may be able to secure additional future financing less favorable.

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
Risks Related to Regulations that Affect our Industry
Our gas sales, natural gas transmission, and storage operations are subject to regulation by the FERC, which could have an adverse impact on our ability to establish transportation and storage rates that would allow us to recover the full cost of operating our pipeline, including a reasonable rate of return.
          Our interstate gas sales, transportation, and storage operations are subject to the federal, state and local regulatory authorities. Specifically, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. The federal regulation extends to such matters as:
•	transportation and sale for resale of natural gas in interstate commerce;

•	rates, operating terms and conditions of service, including initiation and discontinuation of service;

•	the types of services we may offer to our customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with marketing functions within Williams involved in certain aspects of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas.
          Under the Natural Gas Act, FERC has authority to regulate providers of natural gas pipeline transportation and storage services, and such providers may only charge rates that have been determined to be just and reasonable by FERC. In addition, FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
          Regulatory actions in these areas can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our business.
          The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and their marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from marketing function employees and by restricting the information that transmission providers may provide to gas marketing employees. The inefficiencies created by the restrictions on the sharing of employees and information may increase our costs, and the restrictions on the sharing of information may have an adverse impact on our senior management’s ability to effectively obtain important information about our business. Violators of the rules are subject to potentially substantial civil penalty assessments.
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
We could be subject to penalties and fines if we fail to comply with FERC regulations.
          Our transportation and storage operations are regulated by FERC. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation. Any material penalties or fines imposed by FERC could have a material adverse impact on our business, financial condition, results of operations and cash flows.
The outcome of certain FERC proceedings regarding income tax allowances in rate calculations is uncertain and could affect our ability to include an income tax allowance in our cost-of-service based rates.
          In May 2005, FERC issued a statement of general policy, permitting a pipeline to include in cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. The new policy entails rate risk due to the case-by-case review requirement. In June 2005 FERC applied its new policy and granted a partnership owning an oil pipeline an income tax allowance when establishing rates. That decision, applying the new policy to the particular oil pipeline, was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The D.C. Circuit, by order issued May 29, 2007, denied the appeal and upheld FERC’s new tax allowance policy as applied in the decision involving the oil pipeline on all points subject to the appeal. On August 20, 2007, the D.C. Circuit denied rehearing of its decision.

          On December 8, 2006, FERC issued an order in an interstate oil pipeline proceeding addressing its income tax allowance policy, noting that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, which FERC characterized as a “tax savings.” FERC stated that it is concerned that this creates an opportunity for those investors to earn an additional return, funded by ratepayers. Responding to this concern, FERC chose to adjust the pipeline’s equity rate of return downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. On February 7, 2007, the pipeline asked FERC to reconsider this ruling. On December 26, 2007, FERC issued an order on rehearing affirming its prior ruling. FERC indicated that it will continue to review on a case-by-case basis whether a pipeline’s owners have an actual or potential income tax liability and may utilize a normalization approach to reduce a pipeline’s income tax allowance as appropriate. On January 25, 2008, shippers on the pipeline asked FERC to reconsider its income tax allowance policy, including whether such allowance should be permitted at all. On February 15, 2008, FERC responded that the shipper’s income tax allowance issues were complex and will be addressed at a later time.
          The ultimate outcome of these proceedings is not certain and could result in changes to FERC’s treatment of income tax allowances in cost of service. As a consequence of our conversion to a general partnership, if FERC were to disallow a substantial portion of our income tax allowance, it may be more difficult for us to justify our rates in future proceedings. If we are unable to satisfy the requirements necessary to qualify for a full income tax allowance in calculating our cost of service in future rate cases, FERC could disallow a substantial portion of our income tax allowance, and our maximum lawful rates could decrease from current levels.
The outcome of certain FERC proceedings involving FERC policy statements is uncertain and could affect the level of return on equity that Transco may be able to achieve in any future rate proceeding.
          In an effort to provide some guidance and to obtain further public comment on FERC’s policies concerning return on equity determinations, on July 19, 2007, FERC issued its Proposed Proxy Policy Statement, “Composition of Proxy Groups for Determining Gas and Oil Pipeline Return on Equity.” In the Proposed Proxy Policy Statement, FERC proposes to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis be limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings.
          After receiving public comment on the proposed policy statement, on April 17, 2008, FERC issued a final policy statement rejecting the concept of capping distributions in favor of an adjustment to the long-term growth rate used to calculate the equity cost of capital for publicly traded partnerships which are included in the proxy group.
          On January 19, 2009, the FERC applied the policy statement to a pipeline rate case and determined that the pipeline’s return on equity should be 11.55 percent. It is difficult to know how instructive this case is for purposes of anticipating rates of return in future rate cases, because the FERC determined the composition of the proxy group using data from 2004 when the case was filed.
          The effect of the application of FERC’s policy to our future rate proceedings is not certain and we cannot ensure that such application would not adversely affect our ability to achieve a reasonable level of return on equity.

The outcome of future rate cases to set the rates we can charge customers on our pipeline might result in rates that lower our return on the capital that we have invested in our pipeline.
          There is a risk that rates set by the FERC in our future rate cases will be inadequate to recover increases in operating costs or to sustain an adequate return on capital investments. There is also the risk that higher rates will cause our customers to look for alternative ways to transport their natural gas.
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
Failure of or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.
          Some studies indicate a high failure rate of outsourcing relationships. Although Williams has taken steps to build a cooperative and mutually beneficial relationship with its outsourcing providers and to closely monitor their performance, a deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business. The expiration of such agreements or the transition of services between providers could lead to similar losses of institutional knowledge or disruptions.

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
Our costs and funding obligations for defined benefit pension plans and costs for other postretirement benefit plans, in which we participate, are affected by factors beyond our control.
          We are a participating employer in defined benefit pension plans covering substantially all of our employees and other postretirement benefit plans covering certain eligible participants. The timing and amount of our funding allocation requirements under the defined benefit pension plans in which we participate depend upon a number of factors Williams controls, including changes to pension plan benefits as well as factors outside of our control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our funding allocation requirements could have a significant adverse effect on our financial condition. The amount of expenses recorded for the defined benefit pension plans and other postretirement benefit plans, in which we participate, is also dependent on changes in several factors, including market interest rates and the returns on plan assets. Significant changes in any of these factors may adversely impact our future results of operations.
Risks Related to Weather, other Natural Phenomena and Business Disruption
Our assets and operations can be affected by weather and other natural phenomena.
          Our assets and operations, especially those located offshore, can be adversely affected by hurricanes, earthquakes, tornadoes and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.
          In addition, there is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risk. Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes leading either to increased investment or decreased revenues.
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

ITEM 1B. Unresolved Staff Comments
          None.
ITEM 2. Properties.
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
ITEM 3. Legal Proceedings.
          The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 3. Contingent Liabilities and Commitments - Legal Proceedings”.
ITEM 4. Submission of Matters to a Vote of Security Holders.
          Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.
          We are an indirect wholly-owned subsidiary of Williams. Prior to our conversion to a limited liability company on December 31, 2008, we issued common stock which was not publicly traded. Upon conversion, we distributed our entire membership interest in Marsh Resources, LLC, Cardinal Operating Company, LLC, Pine Needle Operating Company, LLC, TransCardinal Company, LLC and TransCarolina LNG Company, LLC to WGP. Accordingly, we have adjusted financial and operating information retrospectively to remove the effects of our former subsidiaries.
          Prior to our conversion to a limited liability company our Board of Directors declared and we paid cash dividends on common stock in the amounts of $50 million on March 31, 2008, $60 million on June 30, 2008, and $55 million on September 30, 2008. After the conversion, we distributed $55 million on December 31, 2008 to WGP.
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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
          The following discussion and analysis of results of operations and capital resources and liquidity should be read in conjunction with the financial statements and notes thereto included within Item 8.
RECENT MARKET EVENTS
          During the latter part of 2008, global credit markets experienced significant instability and energy commodity prices experienced significant and rapid declines. Changes in commodity prices and volumes transported have little near-term impact on our revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates. As a result, the recent decline in energy commodity prices has not significantly impacted our results of operations.
          The 2008 economic downturn resulted in a significant decrease in the funded status of the Williams’ sponsored tax-qualified pension plans.  As a result, we anticipate that future contributions to the pension plans may vary significantly from recent historical contributions if investment returns do not return to expected levels.  Future contributions may also be impacted if actual results differ significantly from estimated results for assumptions such as interest rates, retirement rates, mortality and other significant assumptions or by changes to current legislation and regulations.
          The overall decline in equity markets in 2008 negatively impacted our employee benefit plan assets and will increase our net periodic benefit expense in future periods. (See Note 6 of Notes to Financial Statements.)
CRITICAL ACCOUNTING ESTIMATES
          Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          Regulatory Accounting We are regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. A summary of regulatory assets and liabilities is included in Note 10 of Notes to Financial Statements.
          Revenue subject to refund FERC regulations promulgate policies and procedures which govern a process to establish the rates that we are permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related taxes, and (3) volume throughput assumptions.
          As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At December 31, 2008, we had accrued approximately $14 million for potential amounts to be refunded or credited.
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

RESULTS OF OPERATIONS
2008 COMPARED TO 2007
          Operating Income and Net Income Operating income for 2008 was $393.6 million compared to operating income of $327.7 million for 2007. Net income for 2008 was $1,281.0 million compared to net income of $168.1 million for 2007. The increase in operating income of $65.9 million (20.1%) was due primarily to an increase in natural gas transportation revenues, partially offset by decreases in other revenues and operating costs and expenses as discussed below. The increase in net income of $1,112.9 million (662.0%) was mostly attributable to the decrease in provision for income taxes primarily due to the reversal of Transco’s deferred taxes upon the conversion from a corporation to a limited liability company on December 31, 2008 and the higher operating income.
          Transportation Revenues Operating Revenues: Natural gas transportation increased $48.4 million (5.7%) to $897.6 million for 2008 when compared to 2007. The higher transportation revenues were primarily due to the effects of placing into effect the rates in Docket No. RP06-569 on March 1, 2007, additional revenues in 2008 of $39.9 million from the Potomac and Leidy to Long Island expansion projects placed in service in the fourth quarter of 2007 and $6.4 million related to higher electric power costs recognized in 2008, which are recovered from customers through transportation rates resulting in no impact to net income. This was partly offset by lower interruptible revenues of $7.4 million in our production area.
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
          Operating Revenues: Natural gas sales decreased $41.9 million to $150.1 million for 2008 when compared to 2007. The 21.8% decrease was primarily due to the sale of $59.2 million of excess top gas from our Eminence storage field in 2007, and a lower volume in merchant sales of $11.1 million, partially offset by an increase in cash out sales of $28.4 million related to monthly settlements of imbalances. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.

          Storage Revenues Operating Revenues: Natural gas storage were $145.7 million for 2008 compared to revenues of $141.1 million for 2007. The increase of $4.6 million (3.3%) was primarily due to the effects of placing into effect, subject to refund, the rates in Docket No. RP06-569, on March 1, 2007.
          Other Revenues Operating Revenues: Other decreased $10.4 million (56.8%) to $7.9 million for 2008, when compared to 2007, primarily due to a decrease in revenues from the Park and Loan service of $10.5 million as a result of lower volumes parked and/or loaned by customers in 2008 due to unfavorable market conditions.
          Operating Costs and Expenses Excluding the cost of natural gas sales of $150.1 million for 2008 and $191.8 million for 2007, our operating expenses were approximately $23.6 million (3.5%) lower than 2007. This decrease was primarily attributable to:
•	Lower other (income) expense, net of $23.8 million, primarily resulting from:
°	$10.4 million gain related to the sale of our South Texas assets.

°	$9.5 million gain recognized in the second quarter of 2008 related to the 2007 sale of Eminence top gas. In 2007, the gain was deferred pending final approval of the Agreement. (See Note 1 of Notes to Financial Statements.)

°	$4.9 million net decrease in expense associated with our asset retirement obligations (ARO) due to the new rates in Docket No. RP06-569, effective March 1, 2007. (See Note 3 of Notes to Financial Statements.) Any differences between the recovery of ARO costs in rates and the depreciation, accretion, and amortization of the recovery of ARO costs in rates and the depreciation, accretion, and amortization of the regulatory asset from March 1, 2007 forward are being deferred as a regulatory asset for collection/refund in a future rate case.

°	Partially offset by a $2.1 million increase in expense associated with project development costs.
•	Lower administrative and general expense of $11.6 million, primarily resulting from:
°	$6.9 million decrease in labor and benefits mostly attributable to lower group insurance, retirement plan expense and employee bonuses.

°	$6.4 million decrease in specific and allocated corporate expense from Williams.

°	Partially offset by a $4.5 million charge associated with a third quarter 2008 pipeline rupture.
•	Lower taxes-other than income taxes of $5.2 million, primarily resulting from:
°	$3.0 million decease related to the State of Pennsylvania gross receipt tax due to a favorable ruling and a subsequent refund.

°	$1.3 million decrease related to the reversal of a prior year accrual for franchise taxes due to the conversion to a limited liability company.

°	$1.3 million sales and use tax refund from the State of Texas applicable to prior years.
•	An increase in depreciation and amortization of $8.5 million, primarily due to higher expense associated with negative salvage, partly offset by lower depreciation related to transmission assets.

•	An increase in operation and maintenance expense of $6.9 million, primarily due to an increase in miscellaneous contractual services mostly for work related to Hurricane Ike.
          Other (Income) and Other Deductions Other (income) and other deductions resulted in $2.9 million (5.0%) higher net expense in 2008 compared to 2007. This was primarily due to:
•	Lower allowance for equity and borrowed funds used during construction (AFUDC) of $6.7 million due to lower construction spending in 2008, primarily due to the completion of our Leidy to Long Island and Potomac expansions placed in service in the fourth quarter of 2007.

•	Lower miscellaneous other (income) deductions, net of $2.1 million, primarily due to lower equity AFUDC gross-up in 2008 as compared to 2007.

•	An increase in interest income-affiliates of $7.1 million, primarily due to higher average daily cash advance balances in 2008 as compared to 2007.
          (Benefit) Provision for Income Taxes (Benefit) Provision for Income Taxes decreased $1,049.9 million (1,038.5%), which includes a reversal of $1,072.6 million of deferred taxes, due to our conversion from a corporation to a single member limited liability company on December 31, 2008. The provision for income taxes for 2008 reflects the provision through December 31, 2008. Subsequent to the conversion to a single member limited liability company, all deferred income taxes were eliminated and we no longer provide for income tax.
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
          We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements.  Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. Historically, we have been able to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements, when needed. However, as a result of credit market conditions, this source of funding is considered economically unfavorable at December 31, 2008.

          Williams has an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by the above. As of December 31, 2008, letters of credit totaling $71 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of December 31, 2008.
          Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings.
          The Credit Facility contains certain affirmative covenants and a number of restrictions on the business of the borrowers, including us. These restrictions include restrictions on the borrowers’ ability to grant liens securing indebtedness, merge or sell all or substantially all of our assets and incurrence of indebtedness. Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2008, Williams was in compliance with this covenant.

•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2008, we are in compliance with this covenant.
          The Credit Facility also contains events of default tied to all borrowers which in certain circumstances would cause all lending under the Credit Facility to terminate and all indebtedness outstanding under the Credit Facility to be accelerated.
          In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25 percent senior unsecured notes that matured on January 15, 2008. In April 2008, we borrowed $75 million under the Credit Facility to retire $75 million of adjustable rate unsecured notes that matured on April 15, 2008.
          On May 22, 2008, we issued $250 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 to certain institutional investors in a Rule 144A private debt placement. We used $175 million of the net proceeds to repay our borrowings under the Credit Facility. In September 2008, we completed an exchange of these notes for new notes that are registered under the Securities Act of 1933, as amended.
          As a participant in Williams’ cash management program, we have advances to and from Williams. At December 31, 2008, the advances due to us by Williams totaled $186.2 million. The advances are represented by demand notes. In July 2008, a large portion of these advances were called upon in order to pay rate refunds to our customers after final approval of the Agreement in Docket No. RP06-569. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2008, the interest rate was 7.87 percent. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances.
Credit Ratings
          We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).
          During 2008, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Services	Baa2
Standard & Poor’s	BBB-
Fitch Ratings	BBB
          At December 31, 2008, the evaluation of our credit rating is “stable outlook” from Standard and Poor’s. On November 6, 2008, Moody’s Investors Service changed the ratings outlook for Williams, and each of Williams’ rated subsidiaries, including us, to “negative”. In addition, Fitch Ratings changed its rating outlook for Williams and two of its rated subsidiaries, including us, to “evolving”. On February 23, 2009, Moody’s changed its ratings outlook for Williams and two of its rated subsidiaries, including us, from negative to stable. On February 24, 2009, Fitch changed its ratings outlook for Williams and two of its rated subsidiaries, including us, from evolving to stable.
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
          Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and might require us to post collateral with third parties.

CAPITAL EXPENDITURES
          We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. As shown in the table below, our capital expenditures for 2008 included $95 million for expansion projects, primarily for Sentinel, Leidy to Long Island, and Potomac and $107 million for maintenance of existing facilities and other projects including expenditures required under the Pipeline Safety Improvement Act of 2002. We are estimating approximately $370 million to $430 million of capital expenditures in the year 2009 related to the maintenance of existing facilities, including pipeline safety expenditures, and expansion projects, primarily the Sentinel and 85 North Expansion projects. Of this total, $310 million to $370 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements.

Capital Expenditures	2008	2007	2006
		(In millions)

Expansion Projects	$95.8	$201.0	$33.7
Maintenance of Existing Facilities and Other Projects	107.8	174.4	309.1

Total Capital Expenditures	$203.6	$375.4	$342.8

OTHER CAPITAL REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
          Contractual obligations The table below summarizes the maturity dates of our contractual obligations as of December 31, 2008 (in millions).

		2010-	2012-	There-
	2009	2011	2013	after	Total

Long-term debt, including current portion:

Principal	$—	$300	$325	$658	$1,283

Interest	93	186	115	287	681

Capital leases	—	—	—	—	—

Operating leases	7	14	15	2	38

Purchase obligations:
Natural gas purchase, storage and transportation	76	83	48	17	224

Other (1)	110	11	4	2	127

Total	$286	$594	$507	$966	$2,353

(1)
Obligations primarily associated with Property, Plant and Equipment expenditures. Does not include estimated contributions to the Williams’ sponsored pension and other postretirement benefit plans. We made contributions to the pension and other postretirement benefit plans of $16.4 million in 2008, $16.2 million in 2007, and $14.7 million in 2006. (See Note 6 of Notes to Financial Statements.)

          Regulatory and legal proceedings As discussed in Note 3 of Notes to Financial Statements, we are involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, we cannot predict the actual timing of resolution or the ultimate amounts, which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.
          Environmental matters As discussed in Note 3 of Notes to Financial Statements, we are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of our pipeline facilities. We consider environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, we have been permitted recovery of environmental costs incurred, and it is our intent to continue seeking recovery of such costs, as incurred, through rate filings.
          Long-term gas purchase contracts We have long-term gas purchase contracts containing variable prices that are currently in the range of estimated market prices. However, due to contract expirations and estimated deliverability declines, our estimated purchase commitments under such gas purchase contracts are not material to our total gas purchases.
CONCLUSION
          Although no assurances can be given, we currently believe that the aggregate of cash flows from Operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Facility will provide us with sufficient liquidity to meet our capital requirements. Historically, we have been able to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements, when needed. However, as a result of credit market conditions, this source of funding is considered economically unfavorable at December 31, 2008.
ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk
          At December 31, 2008, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2008. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2008	Expected Maturity Date
	2009	2010	2011	2012
	(Dollars in millions)
Long-term debt:
Fixed rate	$-	$-	$300	$325
Interest rate	7.24%	7.24%	7.26%	7.03%

December 31, 2008	Expected Maturity Date
	2013	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$-	$658	$1,283	$1,155
Interest rate	6.53%	6.81%

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
          Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
          All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
          Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting was effective.
          This annual report does not include an attestation report of Transco’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Transco’s registered public accounting firm pursuant to temporary rules of the SEC that permit Transco to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Management Committee of Transcontinental Gas Pipe Line Company, LLC
          We have audited the accompanying balance sheets of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2008 and 2007, and the related statements of income, comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 23, 2009

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Operating Revenues:
Natural gas sales	$150,056	$192,006	$142,252
Natural gas transportation	897,569	849,246	771,855
Natural gas storage	145,711	141,098	119,750
Other	7,876	18,251	7,590

Total operating revenues	1,201,212	1,200,601	1,041,447

Operating Costs and Expenses:
Cost of natural gas sales	150,129	191,841	142,248
Cost of natural gas transportation	7,043	5,518	11,414
Operation and maintenance	232,390	225,504	231,830
Administrative and general	153,271	164,896	165,326
Depreciation and amortization	233,516	225,010	202,848
Taxes – other than income taxes	46,148	51,265	51,094
Other (income) expense, net	(14,882)	8,915	(9,679)

Total operating costs and expenses	807,615	872,949	795,081

Operating Income	393,597	327,652	246,366

Other (Income) and Other Deductions:
Interest expense – affiliates	437	463	559
– other	95,802	94,641	85,064
Interest income – affiliates	(21,967)	(14,947)	(13,600)
– other	(631)	(748)	(762)
Allowance for equity and borrowed funds used during construction (AFUDC)	(6,324)	(12,951)	(11,148)
Miscellaneous other (income) deductions, net	(5,908)	(8,008)	(7,382)

Total other (income) and other deductions	61,409	58,450	52,731

Income before Income Taxes	332,188	269,202	193,635
(Benefit) Provision for Income Taxes	(948,780)	101,116	83,298

Net Income	$1,280,968	$168,086	$110,337

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2008	2007
		(Restated)
ASSETS

Current Assets:
Cash	$428	$119
Receivables:
Trade less allowance of $424 ($462 in 2007)	87,278	105,427
Affiliates	3,419	6,171
Advances to affiliate	186,249	213,915
Other	4,031	9,444
Transportation and exchange gas receivables	10,649	10,724
Inventories:
Gas in storage, at LIFO	10,616	55
Gas in storage, at original cost	764	809
Gas available for customer nomination, at average cost	46,087	25,686
Materials and supplies, at lower of average cost or market	30,424	28,570
Deferred income taxes	—	38,588
Regulatory assets	86,361	21,934
Other	10,253	11,685

Total current assets	476,559	473,127

Property, Plant and Equipment:
Natural gas transmission plant	7,071,491	6,840,377
Less – Accumulated depreciation and amortization	2,294,112	2,113,561

Total property, plant and equipment, net	4,777,379	4,726,816

Other Assets:
Regulatory assets	219,472	157,110
Other	46,306	95,450

Total other assets	265,778	252,560

	$5,519,716	$5,452,503

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2008	2007
		(Restated)
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$112,388	$74,026
Affiliates	25,708	21,389
Cash overdrafts	14,279	12,242
Transportation and exchange gas payables	2,851	7,245
Accrued liabilities:
Federal income taxes payable to affiliate	19,704	53,003
State income taxes	-	5,382
Other taxes	11,809	15,256
Interest	26,061	29,331
Deferred cash out	9,778	7,648
Employee benefits	35,687	36,197
Other	41,408	56,928
Reserve for rate refunds	14,362	98,035
Current maturities of long-term debt	-	75,000

Total current liabilities	314,035	491,682

Long-Term Debt	1,277,679	1,127,370

Other Long-Term Liabilities:
Deferred income taxes	-	1,015,992
Asset retirement obligations	229,360	141,416
Regulatory liabilities	49,808	38,500
Accrued employee benefits	164,799	44,093
Other	13,487	29,021

Total other long-term liabilities	457,454	1,269,022

Contingent liabilities and commitments (Note 3)

Cumulative Redeemable Preferred Stock, without par value:
Authorized 10,000,000 shares in 2007: none issued or outstanding.	-	-

Cumulative Redeemable Second Preferred Stock, without par value:
Authorized 2,000,000 shares in 2007: none issued or outstanding	-	-

Owner’s Equity:
Common Stock $1.00 par value:
100 shares authorized, issued and outstanding in 2007	-	-
Premium on capital stock and other paid-in capital	-	1,652,430
Member’s capital	1,652,430	-
Retained earnings	1,987,932	926,964
Accumulated other comprehensive loss	(169,814)	(14,965)

Total owner’s equity	3,470,548	2,564,429

	$5,519,716	$5,452,503

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Common Stock:
Balance at beginning and end of period	$-	$-	$-

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning of period	1,652,430	1,652,430	1,652,430
Conversion to LLC	(1,652,430)	-	-

Balance at end of period	-	1,652,430	1,652,430

Owner’s capital:
Balance at beginning of period	-	-	-
Conversion to LLC	1,652,430	-	-

Balance at end of period	1,652,430	-	-

Retained Earnings:
Balance at beginning of period	926,964	868,878	863,541
Add (deduct):
Net income	1,280,968	168,086	110,337
Cash dividends and distributions	(220,000)	(110,000)	(105,000)

Balance at end of period	1,987,932	926,964	868,878

Accumulated Other Comprehensive Income/(Loss):
Pension Benefits:
Balance at beginning of period	(14,965)	(28,596)	-
Add (deduct):
Prior service credit, net of taxes of $303 in 2008 and $633 in 2007	(489)	(1,023)	-
Net actuarial (loss)/gain, net of taxes of $55,381 in 2008 and $(9,076) in 2007	(89,407)	14,654	-
Adjustment to initially apply SFAS No. 158:
Prior service credit, net of taxes of $(917) in 2006	-	-	1,480
Net actuarial loss, net of taxes of $18,629 in 2006	-	-	(30,076)
Elimination of deferred income taxes	(64,953)	-	-

Balance at end of period	(169,814)	(14,965)	(28,596)

Total Owner’s Equity	$3,470,548	$2,564,429	$2,492,712

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Net Income	$1,280,968	$168,086	$110,337

Pension Benefits:
Amortization of prior service credit, net of taxes of $303 in 2008 and $633 in 2007	(489)	(1,023)	-
Amortization of net actuarial loss, net of taxes of $(1,060) in 2008 and $(1,490) in 2007	1,710	2,407	-
Net actuarial (loss)/gain arising during the period, net of taxes of $56,441 in 2008 and $(7,586) in 2007	(91,117)	12,247	-
Elimination of deferred income taxes	(64,953)	-	-

Total Comprehensive Income	$1,126,119	$181,717	$110,337

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,280,968	$168,086	$110,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,106	226,755	204,508

Deferred income taxes	(986,674)	(16,468)	72,398

(Gain)/loss on sale of property, plant and equipment	(11,905)	12	201

Allowance for equity funds used during construction (Equity AFUDC)	(4,374)	(9,439)	(8,355)
Changes in operating assets and liabilities:

Receivables – affiliates	2,752	1,537	(2,963)

– other	29,713	(29,713)	5,421

Transportation and exchange gas receivable	75	(3,649)	2,831

Inventories	(32,771)	9,701	17,859

Payables – affiliates	2,103	(2,801)	(3,582)

– other	(111,154)	(1,769)	22,598

Transportation and exchange gas payable	(4,394)	(7,448)	(34,964)
Accrued liabilities	(56,109)	70,472	(40,785)
Reserve for rate refunds	60,902	95,803	(1,531)
Other, net	(75,951)	37,680	(47,462)

Net cash provided by operating activities	328,287	538,759	296,511

Cash flows from financing activities:
Additions to long-term debt	424,332	-	200,000
Retirement of long-term debt	(350,000)	-	-
Debt issue costs	(2,100)	(10)	(3,202)
Cash dividends and distributions	(220,000)	(110,000)	(105,000)
Change in cash overdrafts	2,056	(17,658)	1,440

Net cash provided by (used in) financing activities	(145,712)	(127,668)	93,238

(continued)

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
STATEMENT OF CASH FLOWS (continued)
(Thousands of Dollars)

	Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(203,575)	(375,447)	(342,843)
Changes in accounts payable	988	(7,493)	8,524
Changes in accrued liabilities	(3,130)	18,609	3,321
Advances to affiliates, net	27,666	(34,212)	(52,156)
Advances to others, net	270	835	981
Purchase of ARO trust investments	(31,056)	-	-
Proceeds from sale of ARO trust investments	14,143	-	-
Other, net	12,428	(13,579)	(7,623)

Net cash used in investing activities.	(182,266)	(411,287)	(389,796)

Net increase (decrease) in cash	309	(196)	(47)
Cash at beginning of period	119	315	362

Cash at end of period	$428	$119	$315

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$99,073	$86,105	$80,736
Income taxes paid	77,980	55,599	36,792
Income tax refunds received	(570)	(177)	-
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Corporate structure and control On December 31, 2008, Transcontinental Gas Pipe Line Corporation was converted from a corporation to a limited liability company and thereafter is known as Transcontinental Gas Pipe Line Company, LLC (Transco). Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Effective December 31, 2008, we distributed our ownership interest in our wholly-owned subsidiaries to WGP. Accordingly, we have adjusted financial and operating information retrospectively to remove the effects of our former subsidiaries.
          In this report, Transco is at times referred to in the first person as “we” “us” or “our.”
          Nature of operations We are an interstate natural gas transmission company that owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the 11 southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, Washington D.C., North Carolina, New York, New Jersey and Pennsylvania.
          Regulatory accounting We are regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
          Basis of presentation Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. At December 31, 2008, the remaining property, plant and equipment allocation was approximately $0.9 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost. At December 31, 2008, the effective date of the conversion of Transcontinental Gas Pipe Line Corporation to Transco, the remaining deferred taxes adjustment was transferred to WGP.
          As a participant in Williams’ cash management program, we have advances to and from Williams. These advances are represented by demand notes. We currently expect to receive payment of these advances within the next twelve months and have recorded such advances as current in the accompanying Balance Sheet. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2008, the interest rate was 7.87 percent.
          Through an agency agreement, Williams Gas Marketing, Inc. (WGM), an affiliate of ours, manages all jurisdictional merchant gas sales for us, receives all margins associated with such business and, as our agent, assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales have no impact on our operating income or results of operations.
          Our Board of Directors declared and we paid cash dividends on common stock in the amounts of $165 million, $110 million and $105 million for the first three quarters of 2008, full year of 2007 and full year of 2006, respectively. For the fourth quarter of 2008 we distributed $55 million to WGP.
          Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) income taxes; 6) depreciation; 7) pensions and other post-employment benefits; and 8) asset retirement obligations.
          Revenue recognition Revenues for transportation of gas under long-term firm agreements are recognized considering separately the demand and commodity charges. Demand revenues are recognized monthly over the term of the agreement regardless of the volume of natural gas transported. Commodity revenues from both firm and interruptible transportation are recognized in the period transportation services are provided based on volumes of natural gas physically delivered at the agreed upon delivery point. Revenues for the storage of gas under firm agreements are recognized considering separately the demand, capacity, and injection and withdrawal changes. Demand and capacity revenues are recognized monthly over the term of the agreement regardless of the volume of storage service actually utilized. Injection and withdrawal revenues are recognized in the period when volumes of natural gas are physically injected into or withdrawn from storage.
          In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. The resulting imbalances are primarily settled through the purchase and sale of gas with our customers under terms provided for in our FERC tariff. Revenue is recognized from the sale of gas upon settlement of the transportation and exchange imbalances (See Gas imbalances in this Note).
          As a result of the of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceeding with the FERC. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.
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
          We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage (cost of removal) for transmission facilities, production and gathering facilities and LNG storage facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Included in our depreciation rates is a negative salvage component that we currently collect in rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2008, 2007 and 2006 are as follows:

Category of Property	2008	2007 (1)	2006

Gathering facilities	0.01%-0.91%	0.01%-0.91%	0%-3.80%
Storage facilities	0.40%-3.30%	0.40%-3.30%	2.50%
Onshore transmission facilities	0.69%-5.00%	0.69%-5.00%	2.35%
Offshore transmission facilities	0.01%-1.00%	0.01%-1.00%	0.85%-1.50%
(1)	Changes in depreciation rates in 2007 due to placing into effect, subject to refund, the rates in Docket No. RP06-569 on March 1, 2007.
          We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset, as management expects to recover such amounts in future rates. The regulatory asset is amortized commensurate with our collection of those costs in rates.

          Impairment of long-lived assets We evaluate the long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
          For assets identified to be disposed of in the future and considered held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change. We had no impairments during the years ended December 31, 2008, 2007 and 2006.
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
          Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $2.0 million, $3.5 million and $2.8 million, for 2008, 2007 and 2006, respectively. The allowance for equity funds was $4.4 million, $9.4 million, and $8.3 million, for 2008, 2007 and 2006, respectively.
          Accounting for income taxes Williams and its wholly-owned subsidiaries, which includes us, file a consolidated federal income tax return. It is Williams’ policy to charge or credit its taxable subsidiaries with an amount equivalent to their federal income tax expense or benefit computed as if each subsidiary had filed a separate return.
          We use the assets and liability method of accounting for income taxes, as required by SFAS 109, “Accounting for Income Taxes”, which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in our assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. Following our conversion from a corporation to a limited liability company on December 31, 2008, we are no longer subject to income tax. (See Note 7 of Notes to the Financial Statements.)

          Accounts receivable and allowance for doubtful receivables Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers’ financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. Receivables determined to be uncollectible are reserved or written off in the period of determination.
          Gas imbalances In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period.  At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2008 and 2007. We utilize the average cost method of accounting for gas imbalances.
          Deferred cash out Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
          Gas inventory We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. If inventories valued using the LIFO cost method were valued at current replacement cost, the amounts would decrease by $0.5 million at December 31, 2008 and increase minimally at December 31, 2007. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
          In 2007, Transco requested authorization from the FERC to sell our excess Eminence top gas inventory and retain any gain on the sales. The FERC authorized the top gas sales, but consolidated the issue of Transco’s request to retain the gain on the sales with Transco’s general rate case. One of the provisions of the Agreement in the Docket No. RP06-569 rate case (See Note 3 of Notes to the Financial Statements) requires that Transco share 50 percent of the gain with its customers. During 2007, approximately $59.2 million of excess top gas was sold and is reflected in operating revenues on our Statement of Income. The entire gain on the sales of the excess top gas, which was $19.0 million, was deferred in 2007 pending final approval of the

Agreement. Upon approval of the Agreement, the deferred gain was recognized in the second quarter of 2008.
          Reserve for Inventory Obsolescence We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2008 and at December 31, 2007.
          Cash flows from operating activities and cash equivalents We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.
          Recent Accounting Standards In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we applied SFAS 157 to our assets and liabilities that are measured at fair value on a recurring basis with no material impact to our Financial Statements. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. (See Note 5 of Notes to the Financial Statements). Had we not elected to defer portions of SFAS 157, fair value measurements for nonfinancial items occurring in 2008 where SFAS No. 157 would have been applied include long-lived assets measured at fair value for impairment purposes and the initial measurement at fair value of asset retirement obligations.
2. CHANGE IN REPORTING ENTITIES
          On December 31, 2008 Transco distributed its ownership interest in the following companies to WGP: Marsh Resources, LLC; TransCarolina LNG Company, LLC (TransCarolina); Pine Needle Operating Company, LLC; TransCardinal Company LLC (TransCardinal) and Cardinal Operating Company, LLC. TransCarolina owns a 35 percent interest in Pine Needle LNG Company, LLC an LNG storage Facility. TransCardinal owns a 45 percent interest in Cardinal Pipeline Company, LLC, a North Carolina intrastate natural gas pipeline company. These assets were transferred at historical cost, as the entities are under common control. No gains or losses were recorded as a result of the distribution.
          SFAS No. 154, Accounting Changes and Error Corrections, requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statements of all prior periods to show financial information for the new reporting entity.
          The impact of these retrospective adjustments to our net income for the years 2007 and 2006 was a decrease of $4.5 million and $6.9 million, respectively.

          The impact of these retrospective adjustments to our comprehensive income for the years 2007 and 2006 was a decrease of $4.3 million and $7.1 million, respectively.
3. CONTINGENT LIABILITIES AND COMMITMENTS
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
          On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover costs associated with (a) an increase in operation and maintenance expenses and administrative and general expenses; (b) an increase in depreciation expense; (c) the inclusion of costs for asset retirement obligations; (d) an increase in rate base resulting from additional plant; and (e) an increase in rate of return and related taxes. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. On November 28, 2007, we filed with the FERC a Stipulation and Agreement (Agreement) resolving all but one issue in the rate case. On March 7, 2008, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective on June 1, 2008, and refunds of approximately $144 million were issued on July 17, 2008. We had previously provided a reserve for the refunds.
          The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. The ALJ’s decision is subject to review by the FERC.
Legal Proceedings
          In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government, in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. The claim sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. The matter is on appeal with the Tenth Circuit Court of Appeals.
Environmental Matters
          Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2008, we had a balance of approximately $4.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($3.8 million) in the accompanying Balance Sheet. At December 31, 2007, we had a balance of approximately $5.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($4.8 million) in the accompanying Balance Sheet.
          We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs, through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have also been recorded as regulatory assets in Current Assets and Other Assets, if any, in the accompanying Balance Sheet. At December 31, 2008 and 2007, we had recorded approximately $1.8 million and $4.0 million, respectively, of environmental related regulatory assets.
          We have used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $8 million to $10 million range discussed above.
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
          We are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. Pursuant to requirements of the 1990 Amendments, and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within five years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current federal Clean Air Act requirements, the 1990 Amendments, the hazardous air pollutant regulations, and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $5 million to $10 million for the period 2009 through 2012. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although it is believed that some of those costs are included in the ranges discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
          By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of our compliance with the Clean Air Act (Act). By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations and offered to hold a conference in May 2008 to discuss the NOVs.  We met with the EPA in May 2008 to discuss the allegations contained in the NOVs and in June 2008 we submitted to the EPA a written response denying the allegations.
Safety Matters
          Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified the high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $200 million and $250 million over the remaining assessment period of 2009 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
          Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order (CAO) which requires that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribes various remedial actions that must be undertaken before the lines can be restored to normal operating pressure. On October 6, 2008, we filed a request for hearing with PHMSA to challenge the CAO but asked that the hearing be stayed pending discussions with PHMSA to modify certain aspects of the order. On November 7, 2008, PHMSA approved our request to restore the first of the three affected pipelines to normal operating pressure.  On November 24, 2008, PHMSA agreed to extend the time for scheduling the hearing on the CAO until March 6, 2009.  On December 24, 2008, PHMSA approved our request to restore the second of the three affected pipelines to normal operating pressure.
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
Other Commitments
          Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $117 million at December 31, 2008, most of which is expected to be spent in 2009. We have commitments for gas purchases of approximately $87 million at December 31, 2008, which is expected to be spent over the next ten years. See Note 1 of Notes to Financial Statements for our discussion of our agency agreement with WGM.

4. DEBT, FINANCING ARRANGEMENTS AND LEASES
          Long-term debt At December 31, 2008 and 2007, long-term debt issues were outstanding as follows (in thousands):

	2008	2007
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
6.25% due 2008	-	100,000
Floating Rate due 2008	-	75,000
7% due 2011	300,000	300,000
8.875% due 2012	325,000	325,000
6.4% due 2016	200,000	200,000
6.05% due 2018	250,000	-

Total notes	1,075,000	1,000,000

Total long-term debt issues	1,282,500	1,207,500
Unamortized debt premium and discount	(4,821)	(5,130)
Current maturities	-	(75,000)

Total long-term debt, less current maturities	$1,277,679	$1,127,370

          Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2008 are as follows (in thousands):

2011:

7% Notes	$300,000

2012:

8.875% Notes	$325,000
          There are no maturities applicable to long-term debt outstanding for the years 2009, 2010 and 2013.
          No property is pledged as collateral under any of our long-term debt issues.
Revolving Credit and Letter of Credit Facility
          Williams has an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by the above. As of December 31, 2008, letters of credit totaling $71 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of December 31, 2008.

          Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings.
          The Credit Facility contains certain affirmative covenants and a number of restrictions on the business of the borrowers, including us. These restrictions include restrictions on the borrowers’ ability to grant liens securing indebtedness, merge or sell all or substantially all of our assets and incurrence of indebtedness. Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2008, Williams was in compliance with this covenant.

•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2008, we are in compliance with this covenant.
          The Credit Facility also contains events of default tied to all borrowers which in certain circumstances would cause all lending under the Credit Facility to terminate and all indebtedness outstanding under the Credit Facility to be accelerated.
Issuance and Retirement of Long-Term Debt
          In January 2008, we borrowed $100 million under the Credit Facility to retire $100 million of 6.25 percent senior unsecured notes that matured on January 15, 2008. In April 2008, we borrowed $75 million under the Credit Facility to retire $75 million of adjustable rate unsecured notes that matured on April 15, 2008.
          On May 22, 2008, we issued $250 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 to certain institutional investors in a Rule 144A private debt placement. We used $175 million of the net proceeds to repay our borrowings under the Credit Facility. In September 2008, we completed an exchange of these notes for new notes that are registered under the Securities Act of 1933, as amended.
          Restrictive covenants At December 31, 2008, none of our debt instruments restrict the amount of dividends distributable to WGP.
          Lease obligations On October 23, 2003, we entered into a lease agreement for space in the Williams Tower in Houston, Texas (Williams Tower). The lease term runs through March 31, 2014 with a one-time right to terminate on March 29, 2009, with notification due March 29, 2008. We did not terminate the lease in March 2008.
          On July 1, 2006, we entered into a sublease agreement with our affiliate, Williams Field Services Company, for space in the Williams Tower. The lease term runs through March 31, 2014. On May 1, 2007, we entered into an agreement to sublease space in the Williams Tower to our affiliate, Williams Field Services Company. The lease term runs through March 29, 2014.
          The future minimum lease payments under our various operating leases, including the Williams Tower leases are as follows (in thousands):

	Operating Leases
	Williams	Other
	Tower	Leases	Total
2009	$6,777	$148	$6,925
2010	7,023	150	7,173
2011	7,095	153	7,248
2012	7,278	125	7,403
2013	7,386	116	7,502
Thereafter	1,848	119	1,967

Total net minimum obligations	$37,407	$811	$38,218

          Our lease expense was $9.1 million in 2008, $9.5 million in 2007, and $12.8 million in 2006.
5. FAIR VALUE MEASUREMENTS
Adoption of SAS No. 157
          SFAS No. 157, “Fair Value Measurements” (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. On January 1, 2008, we applied SFAS 157 for our assets and liabilities that are measured at fair value on a recurring basis. The initial adoption of SFAS 157 had no material impact on our Financial Statements.
          Pursuant to the terms of the Agreement (see Note 3 of Notes to Financial Statements) approved by the FERC in March 2008, we are entitled to collect in rates the amounts necessary to fund our ARO. Per the Agreement, we will deposit monthly, into an external trust account, the revenues collected specifically designated for ARO. We established the ARO trust account (ARO Trust) on June 30, 2008. The ARO Trust carries a moderate risk portfolio.
          SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust, amounting to $13.5 million at December 31, 2008. These financial instruments include money market funds, U.S. equity funds, international equity funds and municipal bonds.

•	Level 2 – Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. We do not have any Level 2 measurements.

•	Level 3 – Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. We do not have any Level 3 measurements.
6. EMPLOYEE BENEFIT PLANS
          Pension plans We participate in noncontributory defined benefit pension plans sponsored by Williams that provide pension benefits for eligible participants. Cash contributions related to our participation in the plans totaled $9.7 million in 2008, $10.2 million in 2007, and $10.9 million in 2006. Pension expense for 2008, 2007 and 2006 totaled $5.2 million, $6.4 million, and $7.3 million, respectively.
          In accordance with SFAS No. 158, we recorded adjustments to accumulated other comprehensive income (loss), net of income taxes, to recognize the funded status of our pension plans on our balance sheet. The adjustments recorded to accumulated other comprehensive income (loss) are recognized as components of net periodic benefit expense and amortized over future periods in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit expense in the same period are recognized in other comprehensive income (loss). These amounts are recognized subsequently as a component of net periodic benefit expense following the same basis as the amounts recognized in accumulated other comprehensive income (loss).
          Accumulated other comprehensive loss at December 31 includes the following:

	Pension Benefits
	2008	2007
	(Millions)
Amounts not yet recognized in net periodic benefit expense:
Prior service (credit)	$(0.1)	$0.7
Net actuarial losses	(169.7)	(25.0)
          Net actuarial losses of $10.7 million and prior service credit of $26 thousand related to the pension plans that are included in accumulated other comprehensive loss at December 31, 2008 are expected to be amortized in net periodic benefit expense in 2009.
          The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording of an additional pension liability in 1995, for the amount that the projected benefit obligation exceeded the plan assets. The remaining amount of additional pension costs deferred at December 31, 2008 and 2007, is $3.5 million and $3.3 million, respectively, and is expected to be recovered through future rates generally over the average remaining service period for active employees.

          Postretirement benefits other than pensions We participate in a plan sponsored by Williams that provides certain retiree health care and life insurance benefits for eligible participants that were hired prior to January 1, 1996. The accounting for the plan anticipates future cost-sharing changes to the plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. Cash contributions totaled $6.7 million in 2008, $6.0 million in 2007 and $3.8 million in 2006. Net periodic postretirement benefit expense for 2008, 2007 and 2006 totaled $3.6 million $4.3 million and $5.1 million, respectively.
          In accordance with SFAS No. 158, we recorded an adjustment to regulatory assets and regulatory liabilities for our other postretirement benefit plans. We have been allowed by rate case settlements to collect in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. The adjustments recorded to the regulatory assets and regulatory liabilities are recognized as components of net periodic benefit expense and amortized over future periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit expense in the same period are recognized in regulatory assets and regulatory liabilities. These amounts are recognized subsequently as a component of net periodic benefit expense following the same basis as the amounts recognized in regulatory assets and regulatory liabilities.
          At December 31, 2008 regulatory assets and regulatory liabilities include prior service credits and net actuarial losses related to other postretirement benefit plans of $21.3 million and $42.5 million, respectively. These amounts have not yet been recognized in net periodic benefit expense. At December 31, 2007 regulatory assets and regulatory liabilities include prior service credits and net actuarial gains related to other postretirement benefits plans of $5.7 million and $19.5 million, respectively.
          Other changes in Williams plan assets and benefit obligations for our other postretirement benefits other than pension plan are recognized in net regulatory assets at December 31, 2008, and include net actuarial loss of $62.0 million, prior service credit of $17.6 million, and amortization of prior service credit of $2.1 million. At December 31, 2007, amounts recognized in net regulatory liabilities included net actuarial gain of $14.5 million and amortization of prior services credit of $2.1 million.
          Net actuarial losses of $2.1 million and prior service credit of $5.1 million related to our other post retirement benefit plans that are included in regulatory liabilities at December 31, 2008 are expected to be recognized in net periodic benefit expense in 2009.   However, any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to revenues and collected or refunded through future rate adjustments. A regulatory asset can be recorded only to the extent it is currently funded.
          The allocation of the purchase price to the assets and liabilities of Transco based on estimated fair values resulted in the recording of additional postretirement benefits other than pension liability in 1995, for the amount that the accumulated benefit obligation exceeded the plan assets. The remaining amount of additional postretirement benefits other than pension costs deferred at December 31, 2008 and 2007 is $1.7 million and $5.5 million, respectively, and is expected to be recovered through future rates generally over the average remaining service period for active employees.
          The total deferred postretirement benefits costs resulted in a net regulatory asset of $29.2 million at December 31, 2008 and a net regulatory liability of $10.0 million at December 31, 2007. These costs are expected to be recovered through future rates generally over the average remaining service period for active employees.
          Defined contribution plan Our employees participate in a Williams defined contribution plan. We recognized compensation expense of $6.3 million, $6.0 million and $5.4 million in 2008, 2007, and 2006, respectively, for Williams’ matching contributions to this plan.
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
          Accounting for Stock-Based Compensation Compensation cost for share-based awards is based on the grant date fair value. The performance targets for certain performance based restricted stock units have not been established and therefore expense is not currently recognized. Expense associated with these performance-based awards will be recognized in future periods when performance targets are established.
          Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $2.1 million and $1.5 million, respectively, excluding amounts allocated from WGP and Williams.

7. INCOME TAXES
          Following our conversion on December 31, 2008 to a single member limited liability company, for which an election was made to be treated as a disregarded entity, we are no longer subject to income tax. The (benefit) provision for income taxes shown herein for 2008 reflects the (benefit) provision as of December 31, 2008. Subsequent to the conversion, all deferred taxes were eliminated and we no longer provide for income taxes.
          Following is a summary of the (benefit) provision for income taxes for 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Current:
Federal	$36,528	$104,364	$10,170
State	1,366	13,220	730

	37,894	117,584	10,900

Deferred:
Federal	(857,697)	(14,314)	48,075
State	(128,977)	(2,154)	24,323

	(986,674)	(16,468)	72,398

(Benefit) provision for income taxes	$(948,780)	$101,116	$83,298

          Following is a reconciliation of the (benefit) provision for income taxes at the federal statutory rate to the (benefit) provision for income taxes (in thousands):

	2008	2007	2006
Taxes computed by applying the federal statutory rate	$116,266	$94,221	$67,772
State income taxes (net of federal benefit)	8,194	7,192	16,285
Other, net	(632)	(297)	(759)

Provision for income taxes prior to conversion from a corporation to LLC	123,828	101,116	83,298

Conversion from corporation to LLC	(1,072,608)	-	-

(Benefit) provision for income taxes	$(948,780)	$101,116	$83,298

          Prior to December 31, 2008, we provided for income taxes using the assets and liability method as required by SFAS 109, “Accounting for Income Taxes.” During 2006, we increased the effective state tax rate as the result of a rate analysis prepared in conjunction with the general rate case in Docket No. RP06-569. In addition, we recorded a regulatory asset that partially offsets the effect of the state rate increase. The overall effect on income was a decrease in net income of $5 million.

          Significant components of deferred income tax liabilities and assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax liabilities
Property, plant and equipment	$-	$1,050,321
Deferred charges	-	29,259
Regulatory assets/liabilities, net	-	61,827

Total deferred tax liabilities	-	1,141,407

Deferred tax assets
Estimated rate refund liability	-	37,498
Accrued payroll and benefits	-	40,863
Accrued liabilities	-	72,589
Other	-	13,053

Total deferred tax assets	-	164,003

Overall net deferred tax liabilities	$-	$977,404

          As of December 31, 2008, the amount of unrecognized tax benefits is immaterial.
          We recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties at December 31, 2008 are immaterial.
          During the next twelve months, we do not expect to have a material impact on our financial position for settlement of any unrecognized tax benefit associated with domestic matters under audit.
          As of December 31, 2008, the Internal Revenue Service (IRS) examinations of our consolidated U.S. income tax returns for 2006 through 2007 were in process. IRS examinations for 1997 through 2005 have been completed at the field level but the years remain open for certain disagreed issues. The statute of limitations for most states expires one year after IRS audit settlement.

8. FINANCIAL INSTRUMENTS AND GUARANTEES
          Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of December 31, 2008 and 2007 are as follows (in thousands):

	Carrying Amount		Fair Value
	2008	2007	2008	2007
		(Restated)		(Restated)
Financial assets:
Cash	$428	$119	$428	$119
Short-term financial assets	186,638	214,632	186,638	214,632
Long-term financial assets	655	925	655	925
Financial liabilities:
Long-term debt, including current portion	1,277,679	1,202,370	1,154,943	1,296,482
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
          The fair value of our publicly traded long-term debt is valued using year-end traded bond market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 2008 and 2007, 100 percent and 94 percent, respectively, of long-term debt was publicly traded. As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of December 31, 2008 and 2007, we had advances to affiliates of $186.2 million and $213.9 million, respectively. Advances to affiliates are due on demand.
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
9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
          Major Customers In 2008, operating revenues received from Public Service Enterprise Group, National Grid (formerly known as KeySpan Corporation), and Piedmont Natural Gas Company, our three major customers, were $132.3 million, $120.4 million, and $81.8 million, respectively. In 2007, operating revenues received from Public Service Enterprise Group, KeySpan Corporation, and Piedmont Natural Gas Company, our three major customers, were $141.9 million, $86.1 million, and $84.4 million, respectively. In 2006, our three major customers were Public Service Enterprise Group, KeySpan Corporation, and Piedmont Natural Gas Company, providing operating revenues of $106.7 million, $74.7 million, and $66.8 million, respectively.
          Affiliates As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2008 and 2007, the advances due to us by Williams totaled approximately $186.2 million and $213.9 million, respectively. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2008, the interest rate was 7.87 percent. We received interest income from advances to Williams of $22.0 million, $14.9 million, and $13.6 million during 2008, 2007 and 2006, respectively. Such interest income is included in Other Income – affiliates on the accompanying Statement of Income.
          Included in our operating revenues for 2008, 2007 and 2006 are revenues received from affiliates of $35.8 million, $42.8 million, and $51.5 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
          Through an agency agreement with us, WGM manages our jurisdictional merchant gas sales. The agency fees billed by WGM for 2006 through 2008 were not significant.
          Included in our cost of sales for 2008, 2007 and 2006 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $14.3 million, $9.7 million, and $15.7 million, respectively. All gas purchases are made at market or contract prices.
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
          Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2008, 2007 and 2006 were $44.9 million, $53.2 million, and $53.4 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
          Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services (WFS) facilities. Transco recorded reductions in operating expenses for services provided to WFS of $7.8 million, $5.8 million, and $6.9 million in 2008, 2007 and 2006 respectively, under terms of the operating agreement.
10. ASSET RETIREMENT OBLIGATIONS
          We record an asset and a liability equal to the present value of each expected future ARO. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset. The regulatory asset will be amortized commensurate with our collection of those costs in rates.

          The increase in the obligation in 2008 and 2007 was due primarily to obtaining additional information that revised our estimation of our asset retirement obligation for certain assets and ongoing accretion of the liability. Factors affected by the additional information included estimated settlement dates, estimated settlement costs and inflation rates.
          During 2008 and 2007, our overall asset retirement obligation changed as follows (in thousands):

	2008	2007
Beginning balance	$141,416	$136,171
Accretion	41,196	10,151
New obligations	5,022	2,651
Changes in estimates of existing obligations	47,447	(5,544)
Property dispositions	(5,721)	(2,013)

Ending balance	$229,360	$141,416

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
          Pursuant to the terms of the Agreement (see Note 3 of Notes to Financial Statements), we are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements shall be deposited into an external trust account dedicated to funding our ARO. Effective June 1, 2008, the effective date of the Agreement, we were required to initially fund the ARO Trust account. On June 30, 2008, we paid the initial funding of $11.2 million, which included an adjustment for the total spending on ARO requirements as of May 31, 2008. Subsequent to the initial funding, we will have an annual funding obligation through the effective period of the Agreement of approximately $16.7 million, with installments to be paid monthly.

11. REGULATORY ASSETS AND LIABILITIES
          The regulatory assets and regulatory liabilities resulting from our application of the provisions of SFAS No. 71 included in the accompanying Balance Sheet at December 31, 2008 and December 31, 2007 are as follows (in millions):

Regulatory Assets	2008	2007

Grossed-up deferred taxes on equity funds used during construction	$92.0	$91.5
Asset retirement obligations (1)	85.9	47.3
Deferred taxes	13.5	14.5
Deferred gas costs	4.2	-
Environmental costs	1.8	4.0
Postretirement benefits other than pension	31.9	9.9
Fuel cost	74.0	11.9
Electric power cost	2.5	-

Total Regulatory Assets	$305.8	$179.1

Regulatory Liabilities

Negative salvage (1)	$47.1	$17.4
Deferred cash out	9.8	7.6
Electric power cost	-	1.4
Deferred gas costs	-	1.2
Postretirement benefits other than pension	2.7	19.9

Total Regulatory Liabilities	$59.6	$47.5

(1) $40 million of negative salvage liability was reclassified to ARO asset in 2007.

12. QUARTERLY INFORMATION (UNAUDITED)
          The following summarizes selected quarterly financial data for 2008 and 2007 (in thousands):

2008	First (1)	Second (2)	Third (3)	Fourth (4)
	(Restated)	(Restated)	(Restated)
Operating revenues	$306,626	$299,593	$299,434	$295,559
Operating expenses	196,155	194,682	201,957	214,821

Operating income	110,471	104,911	97,477	80,738
Interest expense	24,327	24,495	23,811	23,606
Other (income) and deductions, net	(8,545)	(9,600)	(8,533)	(8,152)

Income before income taxes	94,689	90,016	82,199	65,284
(Benefit) Provision for income taxes	35,966	34,211	30,843	(1,049,800)

Net income	$58,723	$55,805	$51,356	$1,115,084

2007	First	Second	Third	Fourth (5)
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$272,967	$315,119	$288,688	$323,827
Operating expenses	198,792	230,612	205,000	238,545

Operating income	74,175	84,507	83,688	85,282
Interest expense	23,193	23,431	24,097	24,383
Other (income) and deductions, net	(7,760)	(8,981)	(12,024)	(7,889)

Income before income taxes	58,742	70,057	71,615	68,788
Provision for income taxes	22,187	27,073	27,188	24,668

Net income	$36,555	$42,984	$44,427	$44,120

(1) Includes a $2.4 million increase to operating revenues resulting from an adjustment to the reserve for rate refunds.
(2) Includes a $9.5 million decrease to operating expenses resulting from a gain on the sale of top gas from the Eminence storage facility and a $3.4 million decrease to operating expenses resulting from recording the difference between amounts accrued and amounts collected in rates for Asset Retirements Obligations.
(3) Includes a $10.4 million decrease to operating expenses resulting from a gain on the sale of South Texas assets and a $4.0 million increase to operating expenses resulting from an accrual for a pipeline rupture near Appomattox, Virginia. The accrual was subsequently increased to $4.5 million in the fourth quarter.
(4) Includes a $2.1 million decrease to operating expenses resulting from the reversal of a liability associated with unidentified transportation and exchange gas for a prior year.
(5) Includes a $2.2 million decrease to operating expenses resulting from a reversal of a reserve related to prior cashout periods and a $2.0 million decrease to operating expenses resulting from the reversal of a liability associated with unidentified transportation and exchange gas for prior years.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
		Charged to
	Beginning	Costs and					Ending
Description	Balance	Expenses	Other		Deductions		Balances
Year ended December 31, 2008:
Reserve for rate refunds	$98,035	$-	$61,387		$(145,060	) (1)	$14,362
Reserve for doubtful receivables	462	-	-		(38)		424
Year ended December 31, 2007:
Reserve for rate refunds	2,232	-	$106,163	(2)	(10,360)		98,035
Reserve for doubtful receivables	503	-	-		(41)		462
Year ended December 31, 2006:
Reserve for rate refunds	3,763	1,542	-		(3,073)		2,232
Reserve for doubtful receivables	509	154	-		(160)		503
(1) Rate refunds were paid in the Third Quarter of 2008. (2) Additions to reserve for rate refunds primarily due to placing into effect, subject to refund, the rates in Docket No. RP06-569 on March 1, 2007.
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
ITEM 9A(T). Controls and Procedures
Disclosure Controls and Procedures
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act) (Disclosure Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Transco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.
     An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and our Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting
     See report set forth above in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
     There have been no changes during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
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
ITEM 14. Principal Accountant Fees and Services
          Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2008	2007
Audit Fees	$2,086	$2,240
Audit-Related Fees	-	142
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$2,086	$2,382

          Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation. Audit-related fees include other attestation services.
          As a wholly-owned subsidiary of Williams, we do not have a separate Audit Committee. The Williams Audit Committee policies and procedures for pre-approving audit and non-audit services will be set forth in the proxy statement for Williams’ 2009 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on the Williams website at http://www.williams.com under the heading “Investors-SEC Filings”.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

			Page
			Reference to
			2008 10-K
A.	Index

	1.	Financial Statements:

		Management’s Report on Internal Control over Financial Reporting	37

		Report of Independent Registered Public Accounting Firm - Ernst & Young LLP	38

		Statement of Income for the Years Ended December 31, 2008, 2007 and 2006	39

		Balance Sheet as of December 31, 2008 and 2007	40-41

		Statement of Owner’s Equity for the Years Ended December 31, 2008, 2007 and 2006	42

		Statement of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	43

		Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	44-45

		Notes to Financial Statements	46-68

	2.	Financial Statement Schedules:

		Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2008, 2007 and 2006	69

		The following schedules are omitted because of the absence of the conditions under which they are required:

		I, III, IV, and V.

3.	Exhibits:

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
     (3) Articles of incorporation and by-laws
–	1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008.

–	2	Operating Agreement of Transco dated December 31, 2008.
     (4) Instruments defining the rights of security holders, including indentures
–	1	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

–	2	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

–	3	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

–	4	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

–	5	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed December 21, 2004)

–	6	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed April 11, 2006).

–	7	Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 to our form 8-K filed May 23, 2008).
     (10) Material contracts
–	1	Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to Transco Form 10-K filed March 30, 2005).

–	2	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174).

–	3	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007).

–	4	Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on November 28, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed November 28, 2007).

–	5	Registration Rights Agreement, dated as of May 22, 2008 between Transco and Banc of America Securities LLC, Greenwich Capital Markets, Inc., and J.P. Morgan Securities Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.1 to our Form 8-K filed May 23, 2008).
     (23) Consent of Independent Registered Public Accounting Firm
     (24) Power of attorney
     (31) Section 302 Certifications
–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2009.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)
By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PHILLIP D. WRIGHT *	Management Committee Member and Senior Vice President

Phillip D. Wright	(Principal Executive Officer)

/s/ RICHARD D. RODEKOHR*	Vice President and Treasurer (Principal Financial

Richard D. Rodekohr	Officer)

/s/ JEFFREY P. HEINRICHS *	Controller and Assistant Treasurer (Principal Accounting Officer)

Jeffrey P. Heinrichs

/s/ STEVEN J. MALCOLM*	Management Committee Member

Steven J. Malcolm

/s/ FRANK J. FERAZZI *	Management Committee Member and Vice President

Frank J. Ferazzi

By /s/ JEFFREY P. HEINRICHS
Jeffrey P. Heinrichs
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit
No.	Description

3.1*	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008.

3.2*	Operating Agreement of Transco dated December 31, 2008.

4.1	Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated April 2, 1996 Transco Registration Statement No. 333-2155)

4.2	Indenture dated January 16, 1998 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-3 dated September 8, 1997 Transco Registration Statement No. 333-27311)

4.3	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Transco Form S-4 dated November 8, 2001 Transco Registration Statement No. 333-72982)

4.4	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174)

4.5	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed December 21, 2004)

4.6	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as trustee (filed as Exhibit 4.1 to Transco Form 8-K filed April 11, 2006).

4.7	Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 to our form 8-K filed May 23, 2008).

10.1	Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to Transco Form 10-K filed March 30, 2005).

10.2	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174).

10.3	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007).

10.4	Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on November 28, 2007 and incorporated by reference as Exhibit 10.1 to our Form 8-K filed November 28, 2007).

10.5	Registration Rights Agreement, dated as of May 22, 2008 between Transco and Banc of America Securities LLC, Greenwich Capital Markets, Inc., and J.P. Morgan Securities Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.1 to our Form 8-K filed May 23, 2008).

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of attorney

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith