Form 10-Q
period 2009-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2009-05-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
INDEX
Forward Looking Statements
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
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements and future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;
•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Restated)
Operating Revenues:
Natural gas sales	$13,019	$30,321
Natural gas transportation	229,983	235,857
Natural gas storage	36,489	37,321
Other	10,269	3,127

Total operating revenues	289,760	306,626

Operating Costs and Expenses:
Cost of natural gas sales	13,018	30,394
Cost of natural gas transportation	6,675	5,028
Operation and maintenance	60,650	54,884
Administrative and general	40,320	34,681
Depreciation and amortization	60,925	55,014
Taxes — other than income taxes	12,708	13,482
Other expense, net	1,420	2,672

Total operating costs and expenses	195,716	196,155

Operating Income	94,044	110,471

Other (Income) and Other Deductions:
Interest expense	23,489	24,327
Interest income — affiliates	(4,267)	(5,109)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,129)	(1,328)
Miscellaneous other income, net	(2,088)	(2,108)

Total other (income) and other deductions	15,005	15,782

Income before Income Taxes	79,039	94,689

Provision for Income Taxes	—	35,966

Net Income	$79,039	$58,723

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$201	$428
Receivables:
Affiliates	2,364	3,419
Advances to affiliates	225,006	186,249
Others, less allowance of $422 ($424 in 2008)	102,250	91,309
Transportation and exchange gas receivables	12,657	10,649
Inventories	91,336	87,891
Regulatory assets	93,496	86,361
Other	23,048	10,253

Total current assets	550,358	476,559

Property, Plant and Equipment:
Natural gas transmission plant	7,085,537	7,071,491
Less-Accumulated depreciation and amortization	2,340,978	2,294,112

Total property, plant and equipment, net	4,744,559	4,777,379

Other Assets:
Regulatory assets	220,864	219,472
Other	45,510	46,306

Total other assets	266,374	265,778

Total assets	$5,561,291	$5,519,716

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$24,567	$25,708
Other	125,393	126,667
Transportation and exchange gas payables	4,444	2,851
Accrued liabilities	101,911	144,447
Reserve for rate refunds	1,839	14,362

Total current liabilities	258,154	314,035

Long-Term Debt	1,277,944	1,277,679

Other Long-Term Liabilities:
Asset retirement obligations	231,851	229,360
Regulatory liabilities	58,266	49,808
Accrued employee benefits	164,081	164,799
Other	18,743	13,487

Total other long-term liabilities	472,941	457,454

Contingent liabilities and commitments (Note 2)

Owner’s Equity:
Member’s capital	1,652,430	1,652,430
Retained earnings	2,066,971	1,987,932
Accumulated other comprehensive loss	(167,149)	(169,814)

Total owner’s equity	3,552,252	3,470,548

Total liabilities and owner’s equity	$5,561,291	$5,519,716

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income	$79,039	$58,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61,278	55,409
Deferred income taxes	—	4,256
Allowance for equity funds used during construction (Equity AFUDC)	(1,416)	(968)
Changes in operating assets and liabilities:
Receivables — affiliates	1,055	1,393
— others	(11,092)	12,021
Transportation and exchange gas receivables	(2,008)	(3,309)
Inventories	(3,445)	(9,780)
Payables — affiliates	(1,141)	19,415
— others	5,226	27,223
Transportation and exchange gas payables	1,593	471
Accrued liabilities	(43,530)	(53,430)
Reserve for rate refunds	(12,523)	27,971
Other, net	(9,948)	(12,767)

Net cash provided by operating activities	63,088	126,628

Cash flows from financing activities:
Additions to long-term debt	—	100,000
Retirement of long-term debt	—	(100,000)
Change in cash overdrafts	(5,420)	(5,568)
Common stock dividends paid	—	(50,000)

Net cash used in financing activities	(5,420)	(55,568)

Cash flows from investing activities:
Property, plant and equipment:
Additions, net of equity AFUDC	(22,398)	(29,340)
Changes in accounts payable	(1,080)	(9,272)
Changes in accrued liabilities	1,145	4,927
Advances to affiliates, net	(38,757)	(38,661)
Advances to others, net	125	(289)
Purchase of ARO trust investments	(8,041)	—
Proceeds from sale of ARO trust investments	10,237	—
Other, net	874	1,621

Net cash used in investing activities	(57,895)	(71,014)

Net increase (decrease) in cash	(227)	46
Cash at beginning of period	428	119

Cash at end of period	$201	$165

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
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
     In this report, Transco is at times referred to in the first person as “we,” “us” or “our.”
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2009, and results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K.
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
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5)

income taxes; 6) depreciation; 7) pensions and other post-employment benefits; and 8) asset retirement obligations.
     No distributions were paid during the quarter ended March 31, 2009.
Basis of Presentation
     On December 31, 2008, Transco distributed its ownership interest in the following companies to WGP: Marsh Resources, LLC; TransCarolina LNG Company, LLC (TransCarolina); Pine Needle Operating Company, LLC; TransCardinal Company LLC (TransCardinal) and Cardinal Operating Company, LLC. TransCarolina owns a 35 percent interest in Pine Needle LNG Company, LLC an LNG storage facility. TransCardinal owns a 45 percent interest in Cardinal Pipeline Company, LLC, a North Carolina intrastate natural gas pipeline company. These assets were transferred at historical cost as the entities are under common control. No gains or losses were recorded as a result of the distribution.
     SFAS No. 154, “Accounting Changes and Error Corrections”, requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statements of all prior periods to show financial information for the new reporting entity.
     The impact of these retrospective adjustments to our net income for the three months ended March 31, 2008 was a decrease of $1.0 million. The impact of these retrospective adjustments to our comprehensive income for the three months ended March 31, 2008 was a decrease of $0.9 million.
Recent Accounting Standards
     In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-b and APB 28-a) that would amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (Statement 107), to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP applies to all financial instruments and entities within the scope of Statement 107. An entity is to disclose the fair value of all financial instruments, whether recognized or not recognized in the statement of financial position, along with the related carrying amount. An entity is also to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. We are currently assessing the impact of the FSP on our disclosures in our Condensed Financial Statements and will adopt the FSP in the second quarter of 2009.
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
     The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. The ALJ’s decision is subject to review by the FERC.
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claim sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On April 14, 2009, Grynberg filed a petition for rehearing of the Tenth Circuit’s judgment.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2009, we had a balance of approximately $4.5 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($3.6 million) in the accompanying Condensed Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have been recorded as regulatory assets in Current Assets, in the accompanying Condensed Balance Sheet. At March 31, 2009, we had recorded approximately $1.3 million of environmental related regulatory assets.
     Although we discontinued the use of lubricating oils containing polychlorinated biphenyls (PCBs) in the 1970s, we have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. We have worked closely with the EPA and state regulatory authorities regarding PCB issues, and we have a program to assess and remediate such conditions where they exist. In addition, we commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. All such costs are included in the $8 million to $10 million range discussed above.
     We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $0.5 million. The estimated remediation costs for all of these sites are included in the $8 million to $10 million range discussed above. Liability under The Comprehensive Environmental Response, Compensation and Liability Act (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
     We are also subject to the federal Clean Air Act (Act) and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within four years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current Act requirements, the 1990 Amendments, the hazardous air pollutant regulations and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $5 million to $10 million for the period 2009 through 2012. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although we believe that some of those costs are included in the range discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $200 million and $250 million over the remaining assessment period of 2009 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order (CAO) which requires that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribes various remedial actions that must be undertaken before the lines can be restored to normal operating pressure. On October 6, 2008, we filed a request for hearing with PHMSA to challenge the CAO but asked that the hearing be stayed pending discussions with PHMSA to modify certain aspects of the order. PHMSA approved the request for stay. On November 7, 2008, PHMSA approved our request to restore the first of the three affected pipelines to normal operating pressure and on December 24, 2008, PHMSA approved our request to restore the second of the three affected pipelines to normal operating pressure.
Other Matters
     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.
Summary
     Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements will not have a material adverse effect upon our future financial position.

Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $122 million at March 31, 2009. We have commitments for gas purchases of approximately $72 million at March 31, 2009. See Note 1 of Notes to Condensed Financial Statements for our discussion of our agency agreement with WGM.
Guarantees
     In connection with our renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, we entered into certain settlements which may require that we indemnify producers for claims for additional royalties resulting from such settlements. Through our agent WGM, we continue to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions which have no carrying value. We have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against us pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor, and the terms of the agreement between the producer and us. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined. However, we believe that the probability of material payments is remote.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     Williams has a $1.5 billion unsecured revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect. As of March 31, 2009, letters of credit totaling $74.7 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of March 31, 2009. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. At March 31, 2009, we are in compliance with this covenant.
4. FAIR VALUE MEASUREMENTS
Adoption of Statement of Financial Accounting Standards (SFAS) No. 157
          SFAS No. 157, “Fair Value Measurements” (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair values and expands disclosures about fair value measurements. On January 1, 2008, we applied SFAS 157 for our assets and liabilities that are measured at fair value on a recurring basis. The initial adoption of SFAS 157 had no material impact on our Condensed Financial Statements.

          Pursuant to the terms of the Agreement approved by the FERC in March 2008 (see Note 2 of Notes to Condensed Financial Statements), we collect in rates the amounts necessary to fund our asset retirement obligations (ARO). Per the Agreement, we deposit monthly, into an external trust account, the revenues collected specifically designated for ARO. We established the ARO trust account (ARO Trust) in June 2008. The ARO Trust carries a moderate risk portfolio. In 2008, we applied SFAS 157 to the financial instruments held in our ARO Trust.
          SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust amounting to $11.4 million at March 31, 2009. These financial instruments include money market funds, U.S. equity funds, international equity funds and municipal bonds.

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. We do not have any Level 2 measurements.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. We do not have any Level 3 measurements.
5. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At March 31, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $225.0 million and $186.2 million, respectively. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At March 31, 2009, the interest rate was 7.89 percent. We received interest income from advances to Williams of $4.3 million and $5.1 million during the three months ended March 31, 2009 and 2008, respectively.
     Included in our operating revenues for the three months ending March 31, 2009 and 2008 are revenues received from affiliates of $5.1 million and $9.0 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the three months ending March 31, 2009 and 2008 were not significant.

     Included in our cost of sales for the three months ending March 31, 2009 and 2008 is purchased gas cost from affiliates of $2.5 million and $0.8 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the three months ending March 31, 2009 and 2008, are $11.8 million and $11.3 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the three months ending March 31, 2009 and 2008, we recorded reductions in operating expenses of $2.4 million and $1.4 million, respectively, for services provided to WFS under terms of the operating agreement.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows (in thousands):

	Three Months
	Ended March 31,
	2009	2008
		(Restated)
Net income	$79,039	$58,723
Pension benefits, net of tax in 2008
Amortization of prior service credit	(7)	(122)
Amortization of net actuarial loss	2,672	195

Total comprehensive income	$81,704	$58,796

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2008 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Operating income for the three months ended March 31, 2009 was $94.0 million compared to operating income of $110.5 million for the three months ended March 31, 2008. Net income for the three months ended March 31, 2009 was $79.0 million compared to $58.7 million for the three months ended March 31, 2008. The decrease in Operating income of $16.5 million (14.9 percent) was due primarily to a decrease in Natural gas transportation, higher Operation and maintenance cost, higher Administrative and general expenses and higher Depreciation and amortization costs. The increase in Net income of $20.3 million (34.6 percent) was mostly attributable to the absence of Provision for income taxes of $36.0 million due to our conversion from a corporation to a limited liability company on December 31, 2008 partially offset by the lower Operating income.
Transportation Revenues
     Operating revenues: Natural gas transportation for the three months ended March 31, 2009 were $230.0 million, compared to $235.9 million for the three months ended March 31, 2008. The $5.9 million (2.5 percent) decrease was primarily due to lower transportation demand revenues of $3.7 million, $1.0 million lower transportation commodity revenues on lower volumes transported, and the absence of an adjustment in 2008 of $2.4 million to revenue amounts reserved in prior months in connection with our general rate case filing. These were partially offset by increased revenues of $2.2 million from the Sentinel expansion project which was placed in service in December 2008.
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
     As shown in the table below, our total market-area deliveries for the three months ended March 31, 2009 increased 10.6 trillion British Thermal Units (TBtu) (2.1 percent) when compared to the same period in 2008. The increased deliveries are in part the result of our Sentinel expansion placed in service in December 2008. The increase in market area transportation and decrease in long haul transportation is primarily the result of increased receipt volumes at market area pipeline interconnects. Our production-area deliveries for the three months ended March 31, 2009 increased 2.6 TBtu (6.0 percent) compared to the same period in 2008. The increase in production area deliveries is primarily due to an increase in volumes received from onshore Texas as a result of new wells drilled and producing, partially offset by decreased volumes due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike.

	Three months
	Ended March 31,
Transco System Deliveries (TBtu)	2009	2008
Market-area deliveries:
Long-haul transportation	188.5	216.6
Market-area transportation	315.5	276.8

Total market-area deliveries	504.0	493.4
Production-area transportation	45.7	43.1

Total system deliveries	549.7	536.5

Average Daily Transportation Volumes (TBtu)	6.1	5.9
Average Daily Firm Reserved Capacity (TBtu)	7.0	7.0
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
     Operating revenues: Natural gas sales services were $13.0 million for the three months ended March 31, 2009 compared to $30.3 million for the same period in 2008. The $17.3 million (57.1 percent) decrease was primarily due lower cash-out sales. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues
     Operating revenues: Natural gas storage services for the three months ended March 31, 2009 were comparable for the same period in 2008.

Other Revenues
     Other operating revenues: Other increased $7.2 million (232.3 percent) to $10.3 million for the three months ended March 31, 2009, when compared to the same period in 2008, due to an increase of Park and Loan Service revenue as a result of higher gas volumes parked and/or loaned by customers in 2009. We expect this level of Park and Loan Service revenues to continue in the Second Quarter of 2009.
Operating Costs and Expenses
     Excluding the Cost of natural gas sales of $13.0 million for the three months ended March 31, 2009 and $30.4 million for the comparable period in 2008, our operating expenses for the three months ended March 31, 2009 were approximately $16.9 million (10.2 percent) higher than the comparable period in 2008. This increase was primarily attributable to:
•	An increase in Operation and maintenance costs of $5.8 million (10.6 percent) primarily resulting from:
o	A $4.0 million increase related to miscellaneous contractual services and contract labor primarily related to Hurricane Ike damage assessment, and

o	A $1.2 million increase related to labor and labor related costs.
•	An increase in Administrative and general costs of $5.6 million (16.1 percent) primarily resulting from:
o	A $4.5 million increase related to labor and labor related costs, primarily pension costs, and

o	A $1.0 million additional charge associated with a 2008 pipeline rupture.
•	An increase in Depreciation and amortization costs of $5.9 million (10.7 percent) primarily resulting from rate adjustments recorded in March 2008, for the period March 2007 through July 2007, due to final settlement rates.
Other (Income) and Other Deductions
     Other (income) and other deductions for the three months ended March 31, 2009 were comparable to the same period in 2008.
Provision for Income Taxes
     There was no Provision for Income Taxes for the three months ended March 31, 2009, a decrease of $36.0 million (100.0 percent) from the same period in 2008 due to our conversion from a corporation to a single member limited liability company on December 31, 2008. Subsequent to the conversion to a single member limited liability company, we no longer provide for income tax.
Capital Expenditures
     Our capital expenditures for the three months ended March 31, 2009 were $22.4 million, compared to $29.3 million for the three months ended March 31, 2008. The $6.9 million decrease is primarily due to lower net spending on maintenance capital projects due to insurance reimbursements received in 2009. Our capital expenditures estimate for 2009 and future capital projects are discussed in our 2008 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
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
     Eminence Enhancement Project The Eminence Enhancement Project involves the installation of additional compression at Transco’s Eminence Storage Field in Covington County, Mississippi which will give project customers enhanced storage injection rights. The capital cost of the project is estimated to be approximately $13 million. Transco plans to place the project into service in October 2009.
Asset Retirement Obligation Funding Requirement
     Pursuant to the terms of the Agreement (see Note 2 of Notes to Condensed Financial Statements), we are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements shall be deposited into an external trust account dedicated to funding our ARO. Effective June 1, 2008, the effective date of the Agreement, we were required to initially fund the ARO trust account. On June 30, 2008, we deposited the initial funding of $11.2 million, which included an adjustment for the total spending on ARO requirements as of May 31, 2008. Subsequent to the initial funding, we have an annual funding obligation through the effective period of the Agreement of approximately $16.7 million, with installments to be deposited monthly.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
None.

ITEM 4T. Controls and Procedures
          Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Transco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
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
First-Quarter 2009 Changes in Internal Controls Over Financial Reporting
          There have been no changes during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS
See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.
ITEM 1A. RISK FACTORS
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below.

We are subject to risks associated with climate change.
          There is a growing belief that emissions of greenhouse gases may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.
Our operations are subject to governmental laws and regulations relating to the protection of the environment, including those relating to climate change, which may expose us to significant costs and liabilities and could exceed our current expectations.
          Our natural gas transportation and storage operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:
•	the Federal Clean Air Act and analogous state laws, which impose obligations related to air emissions;

•	the Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (CWA) and analogous state laws, which regulate discharge of wastewaters from our facilities to state and federal waters;

•	the Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal and

•	the Federal Resource Conservation and Recovery Act (RCRA) and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.
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
     There is inherent risk of incurring significant environmental costs and liabilities in the operation of natural gas transportation and storage facilities due to the handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to the operations, and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
               Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.
          We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to legislative and regulatory responses to climate change with which compliance may be costly.
          Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to climate change create financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, federal, and international proposals to reduce or mitigate the emission of greenhouse gases.
          Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so-called “caps”) together with systems of emissions allowances. These actions could result in increased costs to (i)

operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. Numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. If we are unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
Our assets and operations can be affected by weather and other natural phenomena.
          Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.
          Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.
ITEM 6. EXHIBITS
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Copies of the exhibits denoted with an asterisk have been included herewith.

Exhibit Number	Description
3.1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed on February 26, 2009 as Exhibit 3.1 to the Company’s Form 10-K), and incorporated herein by reference.

3.2	Operating Agreement of Transco dated December 31, 2008 (filed on February 26, 2009 as Exhibit 3.2 to the Company’s Form 10-K), and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the

Exhibit Number	Description
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated: May 1, 2009	By	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed on February 26, 2009 as Exhibit 3.1 to the Company’s Form 10-K), and incorporated herein by reference.

3.2	Operating Agreement of Transco dated December 31, 2008 (filed on February 26, 2009 as Exhibit 3.2 to the Company’s Form 10-K), and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.