Form 10-Q
period 2009-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2009-08-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
INDEX
Forward Looking Statements
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,”

“believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Operating Revenues:
Natural gas sales	$50,324	$40,330	$63,343	$70,651
Natural gas transportation	216,513	220,125	446,496	455,982
Natural gas storage	35,867	36,231	72,356	73,552
Other	10,035	2,907	20,304	6,034

Total operating revenues	312,739	299,593	602,499	606,219

Operating Costs and Expenses:
Cost of natural gas sales	50,324	40,330	63,342	70,724
Cost of natural gas transportation	3,174	(1,214)	9,849	3,814
Operation and maintenance	60,678	55,998	121,328	110,882
Administrative and general	39,962	41,063	80,282	75,744
Depreciation and amortization	60,781	58,136	121,706	113,150
Taxes — other than income taxes	11,710	10,563	24,418	24,045
Other (income) expense, net	2,583	(10,194)	4,003	(7,522)

Total operating costs and expenses	229,212	194,682	424,928	390,837

Operating Income	83,527	104,911	177,571	215,382

Other (Income) and Other Deductions:
Interest expense	23,549	24,495	47,038	48,822
Interest income — affiliates	(5,031)	(6,629)	(9,298)	(11,738)
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,805)	(1,540)	(4,934)	(2,868)
Miscellaneous other income, net	(861)	(1,431)	(2,949)	(3,539)

Total other (income) and other deductions	14,852	14,895	29,857	30,677

Income before Income Taxes	68,675	90,016	147,714	184,705

Provision for Income Taxes	—	34,211	—	70,177

Net Income	$68,675	$55,805	$147,714	$114,528

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$647	$428
Receivables:
Affiliates	6,303	3,419
Advances to affiliates	244,027	186,249
Others, less allowance of $413 ($424 in 2008)	103,445	91,309
Transportation and exchange gas receivables	9,918	10,649
Inventories	77,635	87,891
Regulatory assets	85,086	86,361
Other	23,634	10,253

Total current assets	550,695	476,559

Property, Plant and Equipment:
Natural gas transmission plant	7,115,434	7,071,491
Less-Accumulated depreciation and amortization	2,389,079	2,294,112

Total property, plant and equipment, net	4,726,355	4,777,379

Other Assets:
Regulatory assets	220,676	219,472
Other	56,588	46,306

Total other assets	277,264	265,778

Total assets	$5,554,314	$5,519,716

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$12,026	$25,708
Other	100,771	126,667
Transportation and exchange gas payables	875	2,851
Accrued liabilities	111,919	144,447
Reserve for rate refunds	2,411	14,362

Total current liabilities	228,002	314,035

Long-Term Debt	1,278,214	1,277,679

Other Long-Term Liabilities:
Asset retirement obligations	234,319	229,360
Regulatory liabilities	62,246	49,808
Accrued employee benefits	151,383	164,799
Other	27,288	13,487

Total other long-term liabilities	475,236	457,454

Contingent liabilities and commitments (Note 2)

Owner’s Equity:
Member’s capital	1,652,430	1,652,430
Retained earnings	2,085,646	1,987,932
Accumulated other comprehensive loss	(165,214)	(169,814)

Total owner’s equity	3,572,862	3,470,548

Total liabilities and owner’s equity	$5,554,314	$5,519,716

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income	$147,714	$114,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,365	113,941
Deferred income taxes	—	8,154
Allowance for equity funds used during construction (Equity AFUDC)	(3,240)	(2,065)
Changes in operating assets and liabilities:
Receivables — affiliates	(2,884)	4,144
— others	(12,287)	(230)
Transportation and exchange gas receivables	731	(5,983)
Inventories	10,256	(13,204)
Payables — affiliates	(30,711)	7,872
— others	(15,753)	26,184
Transportation and exchange gas payables	(1,976)	(1,627)
Accrued liabilities	(15,649)	(11,748)
Reserve for rate refunds	(11,951)	59,158
Other, net	(668)	(43,226)

Net cash provided by operating activities	185,947	255,898

Cash flows from financing activities:
Additions to long-term debt	—	424,332
Retirement of long-term debt	—	(350,000)
Debt issue costs	—	(1,873)
Change in cash overdrafts	(3,658)	(3,516)
Cash dividends and distributions	(50,000)	(110,000)

Net cash used in financing activities	(53,658)	(41,057)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC *	(67,400)	(82,434)
Advances to affiliates, net	(57,778)	(125,563)
Advances to others, net	258	(24)
Purchase of ARO trust investments	(24,012)	—
Proceeds from sale of ARO trust investments	16,025	—
Other, net	837	(6,819)

Net cash used in investing activities	(132,070)	(214,840)

Net increase in cash	219	1
Cash at beginning of period	428	119

Cash at end of period	$647	$120

* Increases to property, plant and equipment	$(61,217)	$(72,167)
Changes in related accounts payable and accrued liabilities	(6,183)	(10,267)

Property, plant and equipment additions, net of equity AFUDC	$(67,400)	$(82,434)

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
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K.
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
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) income taxes; 6) depreciation; 7) pensions and other post-employment benefits; and 8) asset retirement obligations.

     A cash distribution of $50 million was paid during the quarter ended June 30, 2009. No distributions were paid in the quarter ended March 31, 2009. In July 2009, we declared and paid a cash distribution of $50 million.
Basis of Presentation
     On December 31, 2008, we distributed our ownership interest in the following companies to WGP: Marsh Resources, LLC; TransCarolina LNG Company, LLC (TransCarolina); Pine Needle Operating Company, LLC; TransCardinal Company LLC (TransCardinal) and Cardinal Operating Company, LLC. TransCarolina owns a 35 percent interest in Pine Needle LNG Company, LLC an LNG storage facility. TransCardinal owns a 45 percent interest in Cardinal Pipeline Company, LLC, a North Carolina intrastate natural gas pipeline company. These assets were transferred at historical cost as the entities are under common control. No gains or losses were recorded as a result of the distribution.
     Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statements of all prior periods to show financial information for the new reporting entity.
     The impact of these retrospective adjustments to our net income for the three and six months ended June 30, 2008 was a decrease of $0.9 million and $1.9 million, respectively. The impact of these retrospective adjustments to our comprehensive income for the three and six months ended June 30, 2008 was a decrease of $1.2 million and $2.1 million, respectively.
Recent Accounting Standards
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. SEC registrants must also follow the rules and interpretative releases of the SEC. We will apply SFAS No. 168 in the third quarter of 2009, and SFAS No. 168 will not have an impact on our Financial Statements.
Subsequent Events
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission on August 6, 2009.
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
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claim sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal, and on May 4, 2009, the Tenth Circuit Court of Appeals denied Grynberg’s request for rehearing. Grynberg has filed with the United States Supreme Court a petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeal’s ruling.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2009, we had a balance of approximately $4.4 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($3.5 million) in the accompanying Condensed Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have been recorded as regulatory assets in Current Assets, in the accompanying Condensed Balance Sheet. At June 30, 2009, we had recorded approximately $0.8 million of environmental related regulatory assets.
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
     We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within three years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current Act requirements, the 1990 Amendments, the hazardous air pollutant regulations and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $5 million to $10 million for the period 2009 through 2012. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within two years, the EPA is expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although we believe that some of those costs are included in the range discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. In July, 2009, the EPA requested additional information pertaining to these compressor stations. We are currently preparing a response to this request.
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
     Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order (CAO) which required that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribes various remedial actions that must be undertaken before the lines can be restored to normal operating pressure. On October 6, 2008, we filed a request for hearing with PHMSA to challenge the CAO but asked that the hearing be stayed pending discussions with PHMSA to modify certain aspects of the order. PHMSA approved the request for stay. On November 7, 2008, PHMSA approved our request to restore the first of the three affected pipelines to normal operating pressure. On December 24, 2008, PHMSA approved our request to restore the second of the three affected pipelines to normal operating pressure. On May 6, 2009, PHMSA approved our request to restore the last of the three affected pipelines to normal operating pressure.
Other Matters
     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.
Summary
     Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements will not have a material adverse effect upon our future liquidity or financial position.
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $199 million at June 30, 2009. We have commitments for gas purchases of approximately $70 million at June 30, 2009. See Note 1 of Notes to Condensed Financial Statements for our discussion of our agency agreement with WGM.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     Williams has a $1.5 billion unsecured revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect. As of June 30, 2009, letters of credit totaling $45.4 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of June 30, 2009. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. At June 30, 2009, we are in compliance with this covenant.
4. FAIR VALUE MEASUREMENTS
Adoption of SFAS No. 157
          SFAS No. 157, “Fair Value Measurements” (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair values and expands disclosures about fair value measurements.
          Pursuant to the terms of the Agreement approved by the FERC in March 2008 (see Note 2 of Notes to Condensed Financial Statements), we collect in rates the amounts necessary to fund our asset retirement obligations (ARO). In accordance with the Agreement, we deposit monthly, into an external trust account, the revenues collected specifically designated for ARO. We established the ARO trust account (ARO Trust) in June 2008. The ARO Trust carries a moderate risk portfolio. We apply SFAS 157 to the financial instruments held in our ARO Trust. However, in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
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
•
Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust amounting to $21.8 million at June 30, 2009. These financial instruments include money market funds, U.S. equity funds, international equity funds and municipal bond funds.

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

5. FINANCIAL INSTRUMENTS AND GUARANTEES
     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash	$647	$647	$428	$428
Short-term financial assets	244,416	244,416	186,638	186,638
Long-term financial assets	397	397	655	655
Financial liabilities:
Long-term debt, including current portion	1,278,214	1,344,517	1,277,679	1,154,943
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
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
     The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. At June 30, 2009 and December 31, 2008, 100 percent of our long-term debt was publicly traded. As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of June 30, 2009 and December 31, 2008, we had advances to affiliates of $244.0 million and $186.2 million, respectively. Advances to affiliates are due on demand.

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
6. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At June 30, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $244.0 million and $186.2 million, respectively. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At June 30, 2009, the interest rate was 8.00 percent. We received interest income from advances to Williams of $9.3 million and $11.7 million during the six months ended June 30, 2009 and 2008, respectively.
     Included in our operating revenues for the six months ending June 30, 2009 and 2008 are revenues received from affiliates of $10.2 million and $19.8 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the six months ending June 30, 2009 and 2008 were not significant.
     Included in our cost of sales for the six months ending June 30, 2009 and 2008 is purchased gas cost from affiliates of $3.0 million and $4.1 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ending June 30, 2009 and 2008, are $24.5 million and $26.1 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the six months ending June 30, 2009 and 2008, we recorded reductions in operating expenses of $3.7 million and $3.6 million, respectively, for services provided to WFS under terms of the operating agreement.
7. COMPREHENSIVE INCOME
     Comprehensive income is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income	$68,675	$55,805	$147,714	$114,528
Pension benefits, net of tax in 2008
Amortization of prior service credit	(6)	(122)	(13)	(244)
Amortization of net actuarial loss	1,941	660	4,613	855

Total comprehensive income	$70,610	$56,343	$152,314	$115,139

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2008 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Operating income for the six months ended June 30, 2009 was $177.6 million compared to operating income of $215.4 million for the six months ended June 30, 2008. Net income for the six months ended June 30, 2009 was $147.7 million compared to $114.5 million for the six months ended June 30, 2008. The decrease in Operating income of $37.8 million (17.5 percent) was due primarily to the absence of a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas, a decrease in Natural gas transportation, higher Operation and maintenance costs, higher Administrative and general expenses, and higher Depreciation and amortization costs partially offset by an increase in Other revenues. The increase in Net income of $33.2 million (29.0 percent) was mostly attributable to the absence of Provision for income taxes in 2009, compared to a provision of $70.2 million in 2008, due to our conversion from a corporation to a limited liability company on December 31, 2008 partially offset by the lower Operating income.
Transportation Revenues
     Operating revenues: Natural gas transportation for the six months ended June 30, 2009 was $446.5 million, compared to $456.0 million for the six months ended June 30, 2008. The $9.5 million (2.1 percent) decrease was primarily due to lower transportation demand revenues of $5.8 million, $3.9 million lower transportation commodity revenues on lower volumes transported, the absence of an adjustment in 2008 of $2.4 million to revenue amounts reserved in prior months in connection with our general rate case filing, and $1.8 million lower revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These were partially offset by increased revenues of $4.4 million from the Sentinel expansion project which was placed in service in December 2008.
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
     As shown in the table below, our total market-area deliveries for the six months ended June 30, 2009 decreased 6.5 trillion British Thermal Units (TBtu) (0.7 percent) when compared to the same period in 2008. The decreased deliveries are due to a reduction in industrial loads due to poor economic conditions, milder temperatures in the market area in the second quarter of 2009 as compared to the same quarter of 2008, and decreased volumes due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike. The increase in market area transportation and decrease in long haul transportation is primarily the result of increased receipt volumes at market area pipeline interconnects. Our production-area deliveries for the six months ended June 30, 2009 decreased 2.5 TBtu (2.4 percent) compared to the same period in 2008. The decrease in production area deliveries is primarily due to decreased volumes due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike, partially offset by an increase in volumes received from onshore Texas as a result of new wells drilled and producing.

	Six months
	Ended June 30,
Transco System Deliveries (TBtu)	2009	2008
Market-area deliveries:
Long-haul transportation	363.0	403.4
Market-area transportation	507.9	474.0

Total market-area deliveries	870.9	877.4
Production-area transportation	99.6	102.1

Total system deliveries	970.5	979.5

Average Daily Transportation Volumes (TBtu)	5.4	5.4
Average Daily Firm Reserved Capacity (TBtu)	6.8	6.8
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
     Operating revenues: Natural gas sales services were $63.3 million for the six months ended June 30, 2009 compared to $70.7 million for the same period in 2008. The $7.4 million (10.5 percent) decrease was primarily due to lower cash-out sales. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues
     Operating revenues: Natural gas storage services for the six months ended June 30, 2009 were comparable for the same period in 2008.
Other Revenues
     Operating revenues: Other increased $14.3 million (238.3 percent) to $20.3 million for the six months ended June 30, 2009, when compared to the same period in 2008, due to an increase of Park and Loan Service revenue as a result of higher gas volumes parked and/or loaned by customers in 2009. We do not expect this level of Park and Loan Service revenues to continue through the remainder of 2009.
Operating Costs and Expenses
     Excluding the Cost of natural gas sales of $63.3 million for the six months ended June 30, 2009 and $70.7 million for the comparable period in 2008, our operating expenses for the six months ended June 30, 2009 were approximately $41.5 million (13.0 percent) higher than the comparable period in 2008. This increase was primarily attributable to:
•	An increase in Cost of natural gas transportation costs of $6.0 million (157.9 percent) primarily resulting from:
o
A $6.4 million increase due to higher fuel expense in 2009 resulting from less favorable pricing differentials between cost recoveries at spot prices and expenses recognized at weighted average prices in 2009,

o	A $1.5 million increase associated with the write-off of certain receivables,

o
Partly offset by $1.8 million lower electric power costs in 2009. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	An increase in Operation and maintenance costs of $10.4 million (9.4 percent) primarily resulting from:
o	A $4.6 million increase related to miscellaneous contractual services, other outside services, and contract labor primarily related to Hurricane Ike damage assessment, and

o	A $4.1 million increase related to labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs.
•	An increase in Administrative and general costs of $4.6 million (6.1 percent) primarily resulting from:
o	A $5.3 million increase related to labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs.
o	A $1.0 million additional charge associated with a 2008 pipeline rupture,

o	Partially offset by a $1.3 million decrease in information systems costs.
•
An increase in Depreciation and amortization costs of $8.5 million (7.5 percent) primarily resulting from rate adjustments recorded in March 2008, for the period March 2007 through July 2007, due to final settlement rates, and an increase in the depreciation base.

•	An increase in Other (income) expenses, net of $11.5 million (153.3 percent) in expense primarily resulting from:
o
The absence of a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas sold in 2007. In 2007, the gain was deferred pending a FERC Order on our March 2007 fuel tracker filing, which was issued in May 2008, and

o	A $2.5 million increase in project development costs.
Other (Income) and Other Deductions
     Other (income) and other deductions for the six months ended June 30, 2009 were comparable to the same period in 2008.
Provision for Income Taxes
     There was no Provision for Income Taxes for the six months ended June 30, 2009, a decrease of $70.2 million (100.0 percent) from the same period in 2008 due to our conversion from a corporation to a single member limited liability company on December 31, 2008. Subsequent to the conversion to a single member limited liability company, we no longer provide for income tax.
Capital Expenditures
     Our capital expenditures for the six months ended June 30, 2009 were $67.4 million, compared to $82.4 million for the six months ended June 30, 2008. The $15.0 million decrease is primarily due to lower net spending on maintenance capital projects due to insurance reimbursements received in 2009. Our capital expenditures estimate for 2009 and future capital projects are discussed in our 2008 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
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
     Mobile Bay South II Expansion Project The Mobile Bay South II Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama and modifications to existing facilities at Transco’s Station 83 in Mobile County, Alabama to allow Transco to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The capital cost of the project is estimated to be up to approximately $48 million. Transco plans to place the project into service by May 2011.
     85 North Expansion Project The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. The capital cost of the project is estimated to be up to approximately $248 million. Transco plans to place the project into service in phases, in July 2010 and May 2011.
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
     Northeast Supply Project The Northeast Supply Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York (referred to as the Rockaway Delivery Lateral), and an expansion of Transco’s system (referred to as Northeast Connector) from southeastern Pennsylvania to the Rockaway Delivery Lateral. The capital cost of the project is estimated to be up to approximately $170 million. Transco plans to place the project into service in November 2012.

Property Insurance Changes
     The overall level of named windstorm property insurance coverage for our assets in the Gulf of Mexico area has substantially decreased in the second quarter of 2009 as a result of significantly higher deductible amounts and significantly lower coverage limits. In addition, certain assets are not covered, including smaller offshore lateral pipelines. These uninsured assets represent a small percentage of the total insurable value of our onshore and offshore assets in the Gulf of Mexico area.
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
Second-Quarter 2009 Changes in Internal Controls Over Financial Reporting
          There have been no changes during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

          Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual greenhouse gas emissions through a variety of measures, including a “cap and trade” system which limits the amount of greenhouse gases that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. While it is not clear whether any federal climate change law will be passed this year, any of these actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
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

Exhibit Number	Description
31.2*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)
Dated: August 6, 2009	By /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.