Form 10-Q
period 2009-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2009-10-29
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number 1-7584
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Exact name of registrant as specified in its charter)

Delaware	74-1079400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Boulevard
P. O. Box 1396
Houston, Texas	77251
(Address of principal executive offices)	(Zip Code)
(713) 215-2000
Registrant’s telephone number, including area code
No Change
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
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,”

“could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Operating Revenues:
Natural gas sales	$17,350	$42,631	$80,693	$113,282
Natural gas transportation	218,320	219,697	664,816	675,679
Natural gas storage	36,160	35,930	108,516	109,482
Other	1,291	1,176	21,595	7,210

Total operating revenues	273,121	299,434	875,620	905,653

Operating Costs and Expenses:
Cost of natural gas sales	17,319	42,630	80,661	113,354
Cost of natural gas transportation	3,024	(138)	12,873	3,676
Operation and maintenance	62,366	55,091	183,694	165,973
Administrative and general	39,875	39,141	120,157	114,885
Depreciation and amortization	61,591	58,254	183,297	171,404
Taxes — other than income taxes	11,098	13,204	35,516	37,304
Other (income) expense, net	3,674	(6,209)	7,677	(13,731)

Total operating costs and expenses	198,947	201,973	623,875	592,865

Operating Income	74,174	97,461	251,745	312,788

Other (Income) and Other Deductions:
Interest expense	23,633	23,811	70,671	72,633
Interest income — affiliates	(5,245)	(5,210)	(14,543)	(16,948)
Allowance for equity and borrowed funds used during construction (AFUDC)	(4,024)	(1,678)	(8,958)	(4,546)
Equity in earnings of unconsolidated affiliates	(1,612)	(1,533)	(4,517)	(4,492)
Miscellaneous other income, net	(673)	(1,644)	(3,622)	(5,184)

Total other (income) and other deductions	12,079	13,746	39,031	41,463

Income before Income Taxes	62,095	83,715	212,714	271,325

Provision for Income Taxes	—	31,442	—	102,767

Net Income	$62,095	$52,273	$212,714	$168,558

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008
		(Restated)
ASSETS
Current Assets:
Cash	$114	$428
Receivables:
Affiliates	17,531	3,427
Advances to affiliates	243,454	186,249
Others, less allowance of $413 ($424 in 2008)	94,219	91,540
Transportation and exchange gas receivables	2,922	10,649
Inventories	66,553	87,891
Regulatory assets	77,295	86,361
Other	16,977	10,253

Total current assets	519,065	476,798

Investments, at cost plus equity in undistributed earnings	45,555	44,484

Property, Plant and Equipment:
Natural gas transmission plant	7,233,421	7,071,491
Less-Accumulated depreciation and amortization	2,430,603	2,294,112

Total property, plant and equipment, net	4,802,818	4,777,379

Other Assets:
Regulatory assets	219,774	219,472
Other	53,846	46,306

Total other assets	273,620	265,778

Total assets	$5,641,058	$5,564,439

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008
		(Restated)
LIABILITIES AND OWNER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$20,286	$14,841
Other	100,132	126,667
Transportation and exchange gas payables	2,830	2,851
Accrued liabilities	114,822	144,046
Reserve for rate refunds	1,296	14,362

Total current liabilities	239,366	302,767

Long-Term Debt	1,278,489	1,277,679

Other Long-Term Liabilities:
Asset retirement obligations	234,677	229,360
Regulatory liabilities	65,295	49,808
Accrued employee benefits	156,344	164,799
Other	20,456	13,487

Total other long-term liabilities	476,772	457,454

Contingent liabilities and commitments (Note 3)

Owner’s Equity:
Member’s capital	1,652,434	1,652,430
Retained earnings	2,157,724	2,045,010
Accumulated other comprehensive loss	(163,727)	(170,901)

Total owner’s equity	3,646,431	3,526,539

Total liabilities and owner’s equity	$5,641,058	$5,564,439

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income	$212,714	$168,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184,299	172,596
Deferred income taxes	—	83,887
(Gain)/loss on sale of property, plant and equipment	—	(10,542)
Allowance for equity funds used during construction (Equity AFUDC)	(5,860)	(3,191)
Changes in operating assets and liabilities:
Receivables — affiliates	(14,100)	4,044
— others	(2,830)	(37,444)
Transportation and exchange gas receivables	7,727	1,805
Inventories	21,338	(5,136)
Payables — affiliates	(11,584)	(244)
— others	(53,693)	(130,790)
Transportation and exchange gas payables	(21)	(2,551)
Accrued liabilities	(24,016)	(77,066)
Reserve for rate refunds	(13,066)	57,025
Other, net	20,759	(56,401)

Net cash provided by operating activities	321,667	164,550

Cash flows from financing activities:
Additions to long-term debt	—	424,332
Retirement of long-term debt	—	(350,000)
Debt issue costs	—	(2,009)
Change in cash overdrafts	9,591	28,081
Cash dividends and distributions	(100,000)	(165,000)

Net cash used in financing activities	(90,409)	(64,596)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC *	(160,945)	(136,681)
Advances to affiliates, net	(57,205)	32,908
Advances to others, net	132	152
Purchase of ARO trust investments	(37,455)	(23,966)
Proceeds from sale of ARO trust investments	32,912	11,765
Other, net	(9,011)	15,885

Net cash used in investing activities	(231,572)	(99,937)

Net increase (decrease) in cash	(314)	17
Cash at beginning of period	428	119

Cash at end of period	$114	$136

_______________
* Increases to property, plant and equipment	$(190,484)	$(125,698)
Changes in related accounts payable and accrued liabilities	29,539	(10,983)

Property, plant and equipment additions, net of equity AFUDC	$(160,945)	$(136,681)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
     On December 31, 2008, Transcontinental Gas Pipe Line Corporation was converted from a corporation to a limited liability company and thereafter is known as Transcontinental Gas Pipe Line Company, LLC (Transco). Transco is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Effective December 31, 2008, we distributed our ownership interest in our wholly-owned subsidiaries to WGP. Effective September 2009, WGP contributed its ownership interests in certain of these entities to us as follows: TransCardinal Company, LLC (TransCardinal) and Cardinal Operating Company, LLC (Cardinal Operating); TransCarolina LNG Company, LLC (TransCarolina) and Pine Needle Operating Company, LLC (Pine Needle Operating). Accordingly, we have adjusted financial and operating information retrospectively to reflect the effects of these transactions.
     In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
     The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2009 and December 31, 2008 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45% and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35%. Distributions associated with our equity method investments were $3.7 million and $4.2 million in the nine months ended September 30, 2009 and 2008, respectively.
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K.
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
Accounting Standards Issued But Not Yet Adopted
     In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more prescribed techniques. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this Update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for us beginning with the fourth quarter of 2009. We are currently evaluating this Update to determine the impact to our Consolidated Financial Statements.
Subsequent Events
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on October 29, 2009.
2. CHANGE IN REPORTING ENTITIES
     On December 31, 2008, we distributed our ownership interest in the following companies to WGP: Marsh Resources, LLC; TransCarolina; Pine Needle Operating; TransCardinal and Cardinal Operating. TransCarolina owns a 35 percent interest in Pine Needle, an LNG storage facility. TransCardinal owns a 45 percent interest in

Cardinal, a North Carolina intrastate natural gas pipeline company. These entities were transferred at historical cost as the entities are under common control. No gains or losses were recorded as a result of the distribution.
     Following the guidance of the FASB for when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statements of all prior periods to show financial information for the new reporting entity. The impact of these retrospective adjustments to our net income for the three and nine months ended September 30, 2008 was a decrease of $1.1 million and $3.0 million, respectively. The impact of these retrospective adjustments to our comprehensive income for the three and nine months ended September 30, 2008 was a decrease of $0.9 million and $3.0 million, respectively.
     Effective September 2009, WGP contributed its ownership interests in certain of the entities, listed above, to us as follows: TransCardinal and Cardinal Operating; TransCarolina and Pine Needle Operating. These entities were transferred at historical cost, as the entities are under common control. No gains or losses were recorded as a result of the contribution. These changes were retrospectively applied to the financial statements.
     The impact of these retrospective adjustments to our net income for the three and nine months ended September 30, 2008 was an increase of $0.9 million and $2.7 million, respectively. The impact of these retrospective adjustments to our comprehensive income for the three and nine months ended September 30, 2008 was an increase of $0.8 million and $2.7 million, respectively.
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
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claim sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On October 5, 2009 the United States Supreme Court denied Grynberg’s petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeal’s ruling. This matter is concluded.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2009, we had a balance of approximately $4.2 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($3.3 million) in the accompanying Condensed Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have been recorded as regulatory assets in Current Assets, in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2009, we had recorded approximately $0.3 million of environmental related regulatory assets.
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
     We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within three years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current Act requirements, the 1990 Amendments, the hazardous air pollutant regulations and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $5 million to $10 million for the period 2009 through 2012. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that would likely impact our operations and increase the cost of additions to property, plant and equipment. In September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards are clearly grounded in science, and are protective of both public health and the environment. As a result, the EPA has delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although we believe that some of those costs are included in the range discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. In July, 2009, the EPA requested additional information pertaining to these compressor stations; in August 2009, we submitted the requested information.

Safety Matters
     Pipeline Integrity Regulations. We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $200 million and $250 million over the remaining assessment period of 2009 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     Appomattox, Virginia Pipeline Rupture. On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order (CAO) which required that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribes various remedial actions that must be undertaken before the lines can be restored to normal operating pressure. On October 6, 2008, we filed a request for hearing with PHMSA to challenge the CAO but asked that the hearing be stayed pending discussions with PHMSA to modify certain aspects of the order. PHMSA approved the request for stay. On November 7, 2008, PHMSA approved our request to restore the first of the three affected pipelines to normal operating pressure. On December 24, 2008, PHMSA approved our request to restore the second of the three affected pipelines to normal operating pressure. On May 6, 2009, PHMSA approved our request to restore the last of the three affected pipelines to normal operating pressure. In August 2009, PHMSA issued to us a Notice of Probable Violation and Proposed Civil Penalty of $1.0 million as a result of the incident. In September 2009, we paid the penalty.
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
Other Commitments
     Commitments for construction and gas purchases. We have commitments for construction and acquisition of property, plant and equipment of approximately $206 million at September 30, 2009. We have commitments for gas purchases of approximately $67 million at September 30, 2009. See Note 1 of Notes to Condensed Consolidated Financial Statements for our discussion of our agency agreement with WGM.

4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     Williams has a $1.5 billion unsecured revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect. As of September 30, 2009, no letters of credit have been issued by the participating institutions. There were no revolving credit loans outstanding as of September 30, 2009. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. At September 30, 2009, we are in compliance with this covenant.
5. FAIR VALUE MEASUREMENTS
     Pursuant to the terms of the Agreement approved by the FERC in March 2008 (see Note 3 of Notes to Condensed Consolidated Financial Statements), we collect in rates the amounts necessary to fund our asset retirement obligations (ARO). In accordance with the Agreement, we deposit monthly, into an external trust account, the revenues specifically designated for ARO. We established the ARO trust account (ARO Trust) in June 2008. The ARO Trust carries a moderate risk portfolio. We apply the fair value measurements to the financial instruments held in our ARO Trust. However, in accordance with the Accounting Standards Codification Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust amounting to $20.6 million at September 30, 2009. These financial instruments include money market funds, U.S. equity funds, international equity funds and municipal bond funds.

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. We do not have any Level 2 measurements.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. We do not have any Level 3 measurements.

6. FINANCIAL INSTRUMENTS AND GUARANTEES
     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash	$114	$114	$428	$428
Short-term financial assets	243,978	243,978	186,638	186,638
Long-term financial assets	523	523	655	655
Financial liabilities:
Long-term debt, including current portion	1,278,489	1,402,496	1,277,679	1,154,943
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
     The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. At September 30, 2009 and December 31, 2008, 100 percent of our long-term debt was publicly traded. As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. As of September 30, 2009 and December 31, 2008, we had advances to affiliates of $243.5 million and $186.2 million, respectively. Advances to affiliates are due on demand.
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
7. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At September 30, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $243.5 million and $186.2 million, respectively. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’

debt outstanding at the end of each quarter. At September 30, 2009, the interest rate was 8.01 percent. We received interest income from advances to Williams of $14.5 million and $16.9 million during the nine months ended September 30, 2009 and 2008, respectively.
     Included in our operating revenues for the nine months ending September 30, 2009 and 2008 are revenues received from affiliates of $15.3 million and $27.7 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the nine months ending September 30, 2009 and 2008 were not significant.
     Included in our cost of sales for the nine months ending September 30, 2009 and 2008 is purchased gas cost from affiliates of $4.1 million and $10.0 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the nine months ending September 30, 2009 and 2008, are $37.0 million and $35.8 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the nine months ending September 30, 2009 and 2008, we recorded reductions in operating expenses of $7.4 million and $5.9 million, respectively, for services provided to WFS under terms of the operating agreement.
     Distributions of $50 million were paid during each of the quarters ended June 30, 2009 and September 30, 2009, respectively. No distributions were paid in the quarter ended March 31, 2009. In October 2009, we declared a cash distribution of $45 million.

8. COMPREHENSIVE INCOME
     Comprehensive income is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income	$62,095	$52,273	$212,714	$168,558
Equity interest in unrealized gain/(loss) on interest rate hedge, net of tax in 2008	8	(168)	268	43
Pension benefits, net of tax in 2008
Amortization of prior service credit	(7)	(122)	(20)	(366)
Amortization of net actuarial loss	2,313	428	6,926	1,283

Total comprehensive income	$64,409	$52,411	$219,888	$169,518

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2008 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this report.
RESULTS OF OPERATIONS
Operating Income and Net Income
     Operating income for the nine months ended September 30, 2009 was $251.7 million compared to operating income of $312.8 million for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was $212.7 million compared to $168.6 million for the nine months ended September 30, 2008. The decrease in Operating income of $61.1 million (19.5 percent) was due primarily to the absence of a $10.4 million gain recognized in 2008 related to the sale of our South Texas assets and a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas, a decrease in Natural gas transportation, higher Cost of natural gas transportation, higher Operation and maintenance costs, higher Administrative and general expenses, and higher Depreciation and amortization costs, partially offset by an increase in Other revenues. The increase in Net income of $44.1 million (26.2 percent) was mostly attributable to the absence of Provision for income taxes in 2009, compared to a provision of $102.8 million in 2008, due to our conversion from a corporation to a limited liability company on December 31, 2008, partially offset by the lower Operating income.
Transportation Revenues
     Operating revenues: Natural gas transportation for the nine months ended September 30, 2009 was $664.8 million, compared to $675.7 million for the nine months ended September 30, 2008. The $10.9 million (1.6 percent) decrease was primarily due to lower transportation demand revenues of $6.2 million, $4.7 million lower transportation commodity revenues on lower volumes transported, the absence of a benefit recognized in 2008 of $2.9 million to revenue amounts reserved in prior months in connection with our general rate case filing, and $4.9 million lower revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These were partially offset by increased revenues of $6.5 million from the Sentinel expansion project which was placed in service in December 2008 and increased revenues of $0.9 million related to gathering revenues which were diminished last year due to Hurricane Ike.
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
     As shown in the table below, our total market-area deliveries for the nine months ended September 30, 2009 decreased 9.7 trillion British Thermal Units (TBtu) (0.8 percent) when compared to the same period in 2008. The decreased deliveries are due to a reduction in industrial loads due to poor economic conditions, milder temperatures in the market area in the nine months ended September 30, 2009 as compared to the same period of 2008, and decreased volumes due to gas wells shut-in and/or damages to gathering lines in the Gulf of Mexico caused by Hurricane Ike. The increase in market area transportation and decrease in long haul transportation is primarily the result of increased receipt volumes at market area pipeline interconnects. Our production-area deliveries for the nine months ended September 30, 2009 decreased 4.4 TBtu (2.9 percent) compared to the same period in 2008. The decrease in production area deliveries is primarily the result of increased deliveries of volumes at market area pipeline interconnects rather than the production area.

	Nine months
	Ended September 30,
Transco System Deliveries (TBtu)	2009	2008

Market-area deliveries:
Long-haul transportation	502.0	577.6
Market-area transportation	765.5	699.6

Total market-area deliveries	1,267.5	1,277.2
Production-area transportation	146.4	150.8

Total system deliveries	1,413.9	1,428.0

Average Daily Transportation Volumes (TBtu)	5.2	5.2
Average Daily Firm Reserved Capacity (TBtu)	6.8	6.8
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
     Operating revenues: Natural gas sales were $80.7 million for the nine months ended September 30, 2009 compared to $113.3 million for the same period in 2008. The $32.6 million (28.8 percent) decrease was primarily due to lower cash-out sales. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues
     Operating revenues: Natural gas storage for the nine months ended September 30, 2009 was comparable for the same period in 2008.
Other Revenues
     Operating revenues: Other increased $14.4 million (200.0 percent) to $21.6 million for the nine months ended September 30, 2009, when compared to the same period in 2008, due to an increase of Park and Loan Service revenue as a result of higher gas volumes parked and/or loaned by customers in 2009. We do not expect this level of Park and Loan Service revenues to continue through the remainder of 2009.
Operating Costs and Expenses
     Excluding the Cost of natural gas sales of $80.7 million for the nine months ended September 30, 2009 and $113.4 million for the comparable period in 2008, our operating expenses for the nine months ended September 30, 2009 were approximately $63.7 million (13.3 percent) higher than the comparable period in 2008. This increase was primarily attributable to:
•	An increase in Cost of natural gas transportation costs of $9.2 million (248.6 percent) primarily resulting from:
•	A $12.5 million increase due to higher fuel expense in 2009 resulting from less favorable pricing differentials between cost recoveries at spot prices and expenses recognized at weighted average prices in 2009;

•	A $1.6 million increase associated with the write-off of certain receivables; and

•	Partially offset by $4.9 million lower electric power costs in 2009. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
•	An increase in Operation and maintenance costs of $17.7 million (10.7 percent) primarily resulting from:
•	A $7.9 million increase related to miscellaneous contractual services, other outside services, helicopter and aircraft usage, boat usage, and contract labor primarily related to Hurricane Ike damage assessment;

•	A $5.8 million increase related to labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs; and

•	A $4.0 million net increase in various other costs.
•	An increase in Administrative and general costs of $5.3 million (4.6 percent) primarily resulting from:
•	A $6.9 million increase related to labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs;

•	A $3.4 million increase in allocated corporate expenses;

•	Partially offset by $2.7 million lower charges associated with a 2008 pipeline rupture; and

•	A $1.4 million decrease in information systems costs.
•	An increase in Depreciation and amortization costs of $11.9 million (6.9 percent) primarily resulting from rate adjustments recorded in March 2008, for the period March 2007 through July 2007, due to final settlement rates, an increase in ARO depreciation expense, and an increase in the depreciation base due to additional plant placed in-service.

•	An increase in Other (income) expenses, net of $21.4 million (156.2 percent) in expense primarily resulting from:
•	The absence of a $10.4 million gain recognized in 2008 related to the sale of our South Texas assets;

•	The absence of a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas sold in 2007. In 2007, the gain was deferred pending a FERC Order on our March 2007 fuel tracker filing, which was issued in May 2008; and

•	A $3.0 million increase in project development costs.

Other (Income) and Other Deductions
     Other (income) and other deductions for the nine months ended September 30, 2009 were $39.0 million compared to $41.5 million for the same period in 2008. The $2.5 million decrease (6.0 percent) was primarily due to:
•	Higher Allowance for equity and borrowed funds used during construction (AFUDC) of $4.5 million due to higher construction spending in 2009 as compared to 2008;

•	Lower Interest expense of $1.9 million primarily due to a decrease in interest expense on rate refunds partially offset by an increase in interest on long-term debt;

•	Partially offsetting these were a decrease in Interest income — affiliates of $2.4 million due to overall lower average advances to affiliates in 2009 as compared to the same period in 2008; and

•	Lower Miscellaneous other income, net of $1.6 million primarily due to decrease in AFUDC equity gross-up as we no longer provide for income taxes.
Provision for Income Taxes
     There was no Provision for Income Taxes for the nine months ended September 30, 2009, a decrease of $102.8 million (100.0 percent) from the same period in 2008 due to our conversion from a corporation to a single member limited liability company on December 31, 2008. Subsequent to the conversion to a single member limited liability company, we no longer provide for income tax.
Capital Expenditures
     Our capital expenditures for the nine months ended September 30, 2009 were $160.9 million, compared to $136.7 million for the nine months ended September 30, 2008. The $24.2 million increase is primarily due to higher spending on expansion projects in 2009, primarily Sentinel. Our capital expenditures estimate for 2009 and future capital projects are discussed in our 2008 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
     Sentinel Expansion Project. The Sentinel Expansion Project involves an expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The capital cost of the project is estimated to be approximately $229 million. Phase I was placed into service in December 2008. Phase II is expected to be placed into service in November 2009.
     Pascagoula Expansion Project. The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting Transco’s existing Mobile Bay Lateral to the outlet pipeline of a proposed LNG import terminal in Mississippi. Transco’s share of the capital cost of the project is estimated to be approximately $34 million. Transco plans to place the project into service by September 2011.
     Mobile Bay South Expansion Project. The Mobile Bay South Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama to allow Transco to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The capital cost of the project is estimated to be approximately $37 million. Transco plans to place the project into service by May 2010.
     Mobile Bay South II Expansion Project. The Mobile Bay South II Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama and modifications to existing facilities at Transco’s Station 83 in Mobile County, Alabama to allow Transco to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The capital cost of the project is estimated to be approximately $36 million. Transco plans to place the project into service by May 2011.
     85 North Expansion Project. The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. The capital cost of the project is estimated to be approximately $241 million. Transco plans to place the project into service in phases, in July 2010 and May 2011.
     Eminence Enhancement Project. The Eminence Enhancement Project involves the installation of additional compression at Transco’s Eminence Storage Field in Covington County, Mississippi which will give project customers enhanced storage injection rights. The capital cost of the project is estimated to be approximately $13 million. The project was placed into service on October 1, 2009.
     Rockaway Delivery Lateral Project. The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. The capital cost of the project is estimated to be approximately $120 million. Transco plans to place the project into service in November 2012.
     Northeast Connector Project. The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. The capital cost of the project is estimated to be approximately $37 million. Transco plans to place the project into service in November 2012.
Property Insurance Changes
     The overall level of named windstorm property insurance coverage for our assets in the Gulf of Mexico area has substantially decreased effective with the second quarter of 2009 as a result of significantly higher deductible amounts and significantly lower coverage limits. In addition, certain assets are not covered, including smaller offshore lateral pipelines. These uninsured assets represent a small percentage of the total insurable value of our onshore and offshore assets in the Gulf of Mexico area.
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
Third-Quarter 2009 Changes in Internal Controls
     There have been no changes during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)
Dated: October 29, 2009	By	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed on February 26, 2009 as Exhibit 3.1 to the Company’s Form 10-K), and incorporated herein by reference.

3.2	Operating Agreement of Transco dated December 31, 2008 (filed on February 26, 2009 as Exhibit 3.2 to the Company’s Form 10-K), and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.