Form 10-K
period 2009-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2010-02-22
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 1-7584
Transcontinental Gas Pipe Line Company, LLC
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of	74-1079400 (IRS Employer
Incorporation or Organization)	Identification No.)
2800 Post Oak Blvd., P. O. Box 1396, Houston, Texas	77251
(Address of principal executive offices)	(Zip Code)
(713) 215-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]     No [Ö]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]     No [Ö]
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö]      No [  ]
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]      No [  ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ Ö]	Smaller reporting company [ ]
(Do not check if a Smaller Reporting Company)
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]       No [Ö]
DOCUMENTS INCORPORATED BY REFERENCE
None
   The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
FORM 10-K

DEFINITIONS
     We use the following gas measurements in this report:
Mcf-means thousand cubic feet.
MMcf-means million cubic feet.
Bcf-means billion cubic feet.
Tcf-means trillion cubic feet.
Mcf/d-means thousand cubic feet per day.
MMcf/d-means million cubic feet per day.
Bcf/d-means billion cubic feet per day.
MMBtu-means million British Thermal Units.
TBtu-means trillion British Thermal Units.
Dt-means dekatherm.
Mdt-means thousand dekatherms.
Mdt/d-means thousand dekatherms per day.
MMdt-means million dekatherms.

PART I
Item 1.  Business
     In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we,” “us” or “our.”
     Since we meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K, the information in this Item 1 is in a reduced disclosure format.
     On December 31, 2009, we were a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On December 31, 2008, Transcontinental Gas Pipe Line Corporation was converted from a corporation to a limited liability company and thereafter is known as Transcontinental Gas Pipe Line Company, LLC. Effective December 31, 2008, we distributed all of our ownership interest in our wholly-owned subsidiaries to WGP and adjusted financial and operating information retrospectively to reflect this transaction.
     Effective September 2009, WGP contributed its ownership interests in certain entities to us as follows: TransCardinal Company, LLC (TransCardinal) and Cardinal Operating Company, LLC (Cardinal Operating); TransCarolina LNG Company, LLC (TransCarolina) and Pine Needle Operating Company, LLC (Pine Needle Operating). Accordingly, we have adjusted financial and operating information retrospectively to reflect this transaction.
     On February 17, 2010, Williams completed a strategic restructuring, pursuant to which Williams contributed substantially all of its domestic midstream and pipeline businesses, which includes us, into Williams Partners L.P. (WPZ). WPZ is a master limited partnership with publicly traded units. It is controlled by and consolidated with Williams. Effective February 17, 2010, we are a wholly-owned subsidiary of WPZ, approximately 82 percent of whose limited partnership interests and all of its 2 percent general partnership interest as of such date are owned by Williams.
GENERAL
     We are an interstate natural gas transmission company that owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. We also hold a minority interest in Cardinal Pipeline Company, LLC (Cardinal) an intrastate natural gas pipeline located in North Carolina. Our principal business is the interstate transportation of natural gas, which the Federal Energy Regulatory Commission (FERC) regulates.
     At December 31, 2009, our system had a mainline delivery capacity of approximately 4.7 MMdt of gas per day from production areas to our primary markets. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 3.9 MMdt of gas per day for a system-wide delivery capacity total of approximately 8.6 MMdt of gas per day. The system is comprised of approximately 10,000 miles of mainline and branch transmission pipelines, 45 compressor stations, four underground storage fields and a liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.

     We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 204 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle) an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
     As discussed below, one of our affiliates, Williams Gas Marketing, Inc. (WGM) manages our jurisdictional merchant gas sales through an agency agreement. (See Part I, Item. Business-Sales Services.)
MARKETS AND TRANSPORTATION
     Our natural gas pipeline system serves customers in Texas and 11 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.
     Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2009 were National Grid (formerly known as KeySpan Corporation) and Public Service Enterprise Group, which accounted for approximately 10.4 percent and 9.6 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
     Our total system deliveries for the years 2009, 2008 and 2007 are shown below.

Transco System Deliveries (TBtu)	2009	2008	2007

Market-area deliveries
Long-haul transportation	623.6	752.8	838.6
Market-area transportation	1,093.2	969.2	874.9

Total market-area deliveries	1,716.8	1,722.0	1,713.5
Production-area transportation	184.6	188.4	189.9

Total system deliveries	1,901.4	1,910.4	1,903.4

Average Daily Transportation Volumes	5.2	5.2	5.2
Average Daily Firm Reserved Capacity	6.8	6.8	6.6
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

PIPELINE PROJECTS
     The pipeline projects listed below were either completed during 2009 or are significant future pipeline projects for which we have customer commitments.
     Sentinel Expansion Project. The Sentinel Expansion Project is a recently completed expansion of our existing natural gas transmission system from the Leidy Hub in Clinton County, Pennsylvania and from the Pleasant Valley interconnection with Cove Point LNG in Fairfax County, Virginia to various delivery points requested by the shippers under the project. The capital cost of the project is estimated to be up to approximately $229 million. Phase 1 was placed into service in December 2008. Phase II was placed into service in November 2009.
     Eminence Enhancement Project. The Eminence Enhancement Project is a recently completed project involving the installation of additional compression at our Eminence Storage Field in Covington County, Mississippi, which will give project customers enhanced storage injection rights. The capital cost of the project is estimated to be approximately $12 million. The project was placed into service on October 1, 2009.
     Mobile Bay South Expansion Project. The Mobile Bay South Expansion Project involves the addition of compression at our Station 85 in Choctaw County, Alabama to allow us to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In May 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $37 million. We plan to place the project into service by May 2010.
     Mobile Bay South II Expansion Project. The Mobile Bay South II Expansion Project involves the addition of compression at our Station 85 in Choctaw County, Alabama and modifications to existing facilities at our Station 83 in Mobile County, Alabama to allow us to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In November 2009 we filed an application with the FERC. The capital cost of the project is estimated to be approximately $36 million. We plan to place the project into service by May 2011.
     85 North Expansion Project. The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. In September 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $241 million. We plan to place the project into service in phases, in July 2010 and May 2011.
     Pascagoula Expansion Project. The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting our existing Mobile Bay Lateral to the outlet pipeline of a proposed LNG import terminal in Mississippi. In August 2009 we filed an application with the FERC. Our share of the capital cost of the project is estimated to be up to approximately $34 million. We plan to place the project into service in September 2011.
     Mid-South Expansion Project. The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. We anticipate filing an application with the FERC in the fourth quarter of 2010. The capital cost of the project is estimated to be approximately $200 million. We plan to place the project into service in September 2012.

     Mid-Atlantic Connector Project. The Mid-Atlantic Connector Project involves an expansion of our mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. We anticipate filing an application with the FERC in the first quarter of 2011. The capital cost of the project is estimated to be approximately $55 million. We plan to place the project into service in November 2012.
     Rockaway Delivery Lateral Project. The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We anticipate filing an application with the FERC in the third quarter of 2010. The capital cost of the project is estimated to be approximately $120 million. We plan to place the project into service in November 2013.
     Northeast Connector Project. The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. The capital cost of the project is estimated to be approximately $37 million. We plan to place the project into service in November 2013.
REGULATORY MATTERS
     Our transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks.
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
     On March 1, 2001, we submitted to the FERC a general rate filing (Docket No. RP01-245) designed to recover increased costs. All cost of service, throughput and throughput mix, cost allocation and rate design issues in this rate proceeding have been resolved by settlement or litigation. The resulting rates were effective from September 1, 2001 to March 1, 2007. A tariff matter in this proceeding has not yet been resolved.
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
     The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Parties may seek rehearing of the FERC order.
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
     Our gas sales volumes managed by WGM for the years 2009, 2008 and 2007 in TBtus were 0.4, 0.3 and 2.0, respectively.
TRANSACTIONS WITH AFFILIATES
     We engage in transactions with Williams and other Williams’ subsidiaries. (See Note 1 and Note 9 of Notes to Consolidated Financial Statements.)
REGULATION
     Interstate gas pipeline operations Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties under the NGA. We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, and the Pipeline Safety Improvement Act of 2002 which regulate safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to $1 million per day for each violation of its rules.
     Environmental We are subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations are generally recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon our competitive position or earnings. (See Note 3 of Notes to Consolidated Financial Statements.)
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $150 million and $220 million over the remaining assessment period of 2010 through 2012, the majority of which are capital expenditures. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
EMPLOYEES
     At January 31, 2010 we had 1,335 full time employees. As a result of Williams’ restructuring of its business units, all of our former employees were transferred to another Williams affiliate effective as of February 16, 2010. All of Transco’s functions previously performed by our employees will be provided by the Williams affiliate through a new service agreement executed pursuant to the restructuring. (See Note 9 of Notes to Consolidated Financial Statements.)

Item 1A.  Risk Factors
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation, and rate proceedings;

•	Our costs for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit rating and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in the following section.

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
     Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas. These operating risks include, but are not limited to:
•	fires, blowouts, cratering and explosions;

•	uncontrolled releases of natural gas;

•	pollution and other environmental risks;

•	natural disasters;

•	aging pipeline infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages;

•	operator error;

•	damage inadvertently caused by third party activity, such as operation of construction equipment; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.
     These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our pipeline infrastructure. Potential customer impacts arising from service interruptions on segments of our pipeline infrastructure could include limitations on the pipeline’s ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of existing customers by others for potential new pipeline projects that would compete directly with existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business, financial condition, results of operations and cash flows.
Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on us.
     We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, WPZ and its other affiliates, including Williams may not be limited in their ability to compete with us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils and other alternative energy sources.
     The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. FERC’s policies promoting competition in natural gas markets could have the effect of increasing the natural gas transportation and storage options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as the primary terms of existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we or our remaining customers may have to bear the costs associated with the turned back capacity. Increased competition could reduce the amount of transportation or storage capacity contracted on our system or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation or storage rates. Competition could intensify the negative impact of factors that significantly decrease demand for natural gas or increase the price of natural gas in the markets served by our pipeline system, such as competing or alternative forms of energy, a regional or national recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the price of natural gas or limit the use of, or increase the demand for, natural gas. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Please read “Part I. Item 1. Business--Competition”. All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to maintain or replace expiring natural gas transportation and storage contracts at favorable rates or on a long-term basis.
     Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire and are subject to termination. Although none of our material contracts are terminable in 2010, upon expiration of the terms we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis.
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
Competitive pressures could lead to decreases in the volume of natural gas contracted or transported through our pipeline system.
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
     Our business is dependent on the continued availability of natural gas production and reserves. The development of the additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline system. Low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transmission and import and export of natural gas supplies, adversely impacting our ability to fill the capacities of our transmission and gathering facilities.
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
     If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply area, or if natural gas supplies are diverted to serve other markets, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported and stored on our system would decline, which could have a material adverse effect on our business, financial condition and results of operations.
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
Significant prolonged changes in natural gas prices could affect supply and demand and cause a termination of our transportation and storage contracts or a reduction in throughput on our system.
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
Some portions of our current pipeline infrastructure and other assets have been in use for many decades, which may adversely affect our business.
     Some portions of our assets, including our pipeline infrastructure, have been in use for many decades. The current age and condition of our assets could result in a material adverse impact on our business, financial condition and results of operations if the costs of maintaining our facilities exceed current expectations.
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
Our operations are subject to governmental laws and regulations relating to the protection of the environment, including those relating to climate change, which could expose us to significant costs and liabilities and could exceed our current expectations.
     The risk of substantial environmental costs and liabilities is inherent in natural gas transportation and storage operations, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:
•	the Clean Air Act (CAA) and analogous state laws, which impose obligations related to air emissions;

•	the Clean Water Act (CWA) and analogous state laws, which regulate discharge of wastewaters from our facilities to state and federal waters;

•
the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal; and

•	the Resource Conservation and Recovery Act (RCRA), and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.
These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipeline and facilities, and the imposition of substantial costs and penalties for spills, releases and emissions of various regulated substances into the environment resulting from those operations. Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies, and the United States Department of Homeland Security have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations.
     There is inherent risk of incurring significant environmental costs and liabilities in our business, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to our operations, historical industry operations, and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, and in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
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
     We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows
We may be subject to legislative and regulatory responses to climate change with which compliance may be costly.
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” (GHGs) may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, federal, and international proposals to reduce or mitigate the emission of GHGs.
     Several bills have been introduced in the United States Congress that would compel GHG emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual GHG emissions through a variety of measures, including a “cap and trade” system which limits the amount of GHGs that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce GHGs. In addition, on December 7, 2009, the EPA issued a final determination that six GHGs are a threat to public safety and welfare. This determination could ultimately lead to the direct regulation of GHG emissions in our industry under the CAA. While it is not clear whether or when any federal or state climate change law will be passed, any of these actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital.
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
     We rely on a limited number of customers for a significant portion of our revenues. Our largest customers, National Grid (formerly known as KeySpan Corporation) and Public Service Enterprise Group accounted for approximately 10.4 percent and 9.6 percent, respectively, of our operating revenues for the year ended December 31, 2009. The loss of even a portion of our contracted volumes as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, unless we are able to acquire comparable volumes from other sources.
We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.
     We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers in the ordinary course of business. Generally our customers are rated investment grade, are otherwise considered creditworthy or are required to make pre-payments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer credit risk. We cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ creditworthiness. If we fail to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
If third-party pipelines and other facilities interconnected to our pipeline and facilities become unavailable to transport natural gas, our revenues could be adversely affected.
     We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Further, although there are laws and regulations designed to encourage competition in wholesale market transactions, some companies may fail to provide fair and equal access to their transportation systems or may not provide sufficient transportation capacity for other market participants. Any temporary or permanent interruption at any key pipeline interconnect causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     We are not fully insured against all risks inherent to our business, including environmental accidents that might occur. In addition, we do not maintain business interruption insurance in the type and amount to cover all possible risks of loss. Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the aggregate annually and a deductible of $2 million per occurrence. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations. Pollution liability coverage excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition, and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of Williams and its affiliates.
     Williams does not insure onshore underground pipelines for physical damage, except at river crossings and at certain locations such as compressor stations. Williams maintains coverage of $300 million per occurrence for physical damage to onshore assets and resulting business interruption caused by terrorist acts committed by a U.S. person or interest. Also, all of Williams’ insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Changes in the insurance markets subsequent to hurricane losses in recent years have impacted named windstorm insurance coverage, rates and availability of Gulf of Mexico area exposures , and we may elect to self insure a portion of our asset portfolio. We cannot assure you that we will in the future be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In addition, certain insurance companies that provide coverage to us, including American International Group, Inc., have experienced negative developments that could impair their ability to pay any of our potential claims. As a result, we could be exposed to greater losses than anticipated and replacement insurance may have to obtained , at a greater cost, if available.
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
Risks Related to Strategy and Financing
Our debt agreements and Williams’ and WPZ’s public indentures contain financial and operating restrictions that may limit our access to credit and affect our ability to operate our business. In addition, our ability to obtain credit in the future will be affected by Williams’ and WPZ’s credit ratings.
     Our public indentures contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, merge, or sell substantially all of our assets. In addition, our new credit facility entered into as part of Williams’ restructuring (New Credit Facility) contains certain financial covenants and restrictions on our ability and our subsidiaries’ ability to incur indebtedness, to consolidate or allow any material change in the nature of our business, enter into certain affiliate transactions, and make certain distributions during an event of default. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
     Williams’ and WPZ’s public indentures contain covenants that restrict their and our ability to incur liens to support indebtedness. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Williams’ and WPZ’s ability to comply with the covenants contained in their respective debt instruments may be affected by events beyond our and their control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Williams’ or WPZ’s ability to comply with these covenants may be negatively impacted.
     Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under our public indentures or other material indebtedness could cause a cross-default or cross-acceleration of our New Credit Facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if our New Credit Facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our debt agreements, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity”.
     Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their respective subsidiaries. Williams’ and WPZ’s cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. If Williams or WPZ were to experience deterioration in their respective credit standing or financial condition, our access to credit and our ratings could be adversely affected. Any future downgrading of a Williams’ or WPZ’s credit rating would likely also result in a downgrading of our credit rating. A downgrading of a Williams’ or WPZ’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Future disruptions in the global credit markets may make debt markets less accessible, create a shortage in the availability of credit and lead to credit market volatility.
     In 2008, global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under the New Credit Facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.
Adverse economic conditions, could adversely affect our results of operations.
     A slowdown in the economy has the potential to negatively impact our business in many ways. Included among these potential negative impacts are reduced demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could result in reducing our access to credit markets, raising the cost of such access or requiring us or Williams to provide additional collateral to third parties.
A downgrade of our credit ratings could impact our liquidity, access to capital, and our costs of doing business in certain ways and maintaining current credit ratings is under the control of independent third parties.
     A downgrade of our credit rating might increase our cost of borrowing and could cause us to post collateral with third parties, thereby negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:
•	economic downturns;

•	deteriorating capital market conditions generally;

•	declining market prices for natural gas;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.
     Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. We are currently rated investment grade by three of the major credit rating agencies. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies and no assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.
Williams can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.
     As of December 31, 2009, we were an indirect wholly-owned subsidiary of Williams. As of February 17, 2010, we are an indirect wholly-owned subsidiary of WPZ, approximately 82 percent of whose limited partnership interests and all of its 2 percent general partnership interest as of such date are owned by Williams. Our parent company is indirectly controlled by Williams. As a result, Williams exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:
•	payment of distributions and repayment of advances;

•	decisions on financings and our capital raising activities;

•	mergers or other business combinations; and

•	acquisition or disposition of assets.
     Our management committee could decide to increase distributions or advances to our parent entities consistent with existing debt covenants which could adversely affect our liquidity.
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
     Under the Natural Gas Act, FERC has authority to regulate interstate providers of natural gas pipeline transportation and storage services, and such providers may only charge rates that have been determined to be just and reasonable by FERC. In addition, FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
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
     Unlike other pipelines that own facilities in the offshore Gulf of Mexico, we charge our transportation customers a separate fee to access our offshore facilities. The separate charge that we assess, which we refer to as an IT feeder charge, is charged only when the facilities are used, and typically is paid by producers or marketers. This means that we recover the costs included in the IT feeder charge only if our facilities are used, and because it is typically paid by producers and marketers it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. Longer term, this rate design disparity could result in producers bypassing our offshore facilities in favor of alternative transportation facilities. We have asked the FERC to allow us to eliminate the IT feeder charge and charge for transportation on our offshore facilities in the same manner as the other pipelines. Our requests have been denied.
     The rates, terms and conditions for our interstate pipeline and storage services are set forth in our FERC approved tariff. Pursuant to the terms of our most recent rate settlement agreement, we must file a new rate case no later than August 31, 2012. Any successful complaint or protest against our rates could have an adverse impact on our revenues associated with providing transportation and storage services.
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

The outcome of future rate cases will determine the amount of income taxes we will be allowed to recover.
     In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. The extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established.
The outcome of certain FERC proceedings involving FERC policy statements is uncertain and could affect the level of return on equity that Transco may be able to achieve in any future rate proceeding.
     In a 2007 proposed policy statement, FERC proposed to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis be limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings. In 2008, FERC issued a final policy statement which rejected the concept of capping distributions in favor of an adjustment to the long-term growth rate used to calculate the equity cost of capital for publicly traded partnerships which are included in the proxy group. The effect of the application of FERC’s policy to our future rate proceedings is not certain, and we cannot ensure that such application would not adversely affect our ability to achieve a reasonable level of return on equity.
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
     Certain inquiries, investigations and court proceedings are ongoing. We might see adverse effects continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
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
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.
     As a result of the restructuring, we have no employees; consequently, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to us, as well as a portion of the costs of other postretirement benefit plans covering certain eligible participants providing services to us. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our financial condition and results of operations.

Risks Related to Weather, Other Natural Phenomena and Business Disruption
Our assets and operations can be affected by weather and other natural phenomena.
     Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms or insurance may not be available. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.
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
Item 2.  Properties
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
Item 3.  Legal Proceedings
     The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Contingent Liabilities and Commitments”.

Item 4.  Submission of Matters to a Vote of Security Holders
     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     At December 31, 2009, we were an indirect wholly-owned subsidiary of Williams. As of February 17, 2010, we are an indirect wholly-owned subsidiary of WPZ, approximately 82 percent of whose limited partnerships interests as of such date are owned by Williams. Prior to our conversion to a limited liability company on December 31, 2008, we issued common stock which was not publicly traded. Upon conversion, we distributed our entire membership interest in Marsh Resources, LLC, Cardinal Operating, Pine Needle Operating, TransCardinal, and TransCarolina to WGP. We adjusted financial and operating information retrospectively to reflect this transaction.
     Effective September 2009, WGP contributed its ownership interests in certain entities to us as follows: TransCardinal and Cardinal Operating, TransCarolina and Pine Needle Operating. Accordingly, we have adjusted financial and operating information retrospectively to reflect this transaction.
     Our Management Committee authorized, and we paid, cash distributions in the amounts of $50 million on April 30, 2009, $50 million on July 31, 2009 and $45 million on October 26, 2009. On January 29, 2010, we paid a $50 million cash distribution. In association with Williams’ restructuring of its gas pipeline and domestic midstream businesses, our Management Committee authorized a cash distribution of approximately of $153.8 million on January 31, 2010, which we paid on February 16, 2010.
     Prior to our conversion to a limited liability company, our Board of Directors declared and we paid cash dividends on common stock in the amounts of $50 million on March 31, 2008, $60 million on June 30, 2008, and $55 million on September 30, 2008. After the conversion, we distributed $55 million on December 31, 2008 to WGP.
Item 6. Selected Financial Data
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

     On January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which we have presented and recognized certain pension and postretirement obligations in certain benefit plans for which our parent, Williams, is the plan sponsor. We have previously recorded parent-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we have now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. The restatement did not have an impact on our 2008 Net Income as our expense recognized approximated our contributions to the parent-sponsored plans, nor did it have any impact on our 2008 Statement of Cash Flows.
     For a discussion of additional information on the restatement, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Restatement and Change in Reporting Entity.”
Recent Market Events
     During the latter part of 2008, global credit markets experienced significant instability and energy commodity prices experienced significant and rapid declines. Changes in commodity prices and volumes transported have little near-term impact on our revenues because the majority of our cost of service is recovered through firm capacity reservation charges in transportation rates. As a result, the recent decline in energy commodity prices has not significantly impacted our results of operations.
Critical Accounting Estimates
     Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.
     Regulatory Accounting We are regulated by the FERC. The ASC Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management uses judgment in determining the probability that regulatory assets will be recoverable from, or regulatory liabilities will be refunded to, customers. A summary of regulatory assets and liabilities is included in Note 11 of Notes to Consolidated Financial Statements.
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
     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At December 31, 2009, we had accrued approximately $1 million for potential amounts to be refunded or credited.
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
     Asset Retirement Obligations We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and offset by a regulatory asset, as such amounts are expected to be recovered in future rates. As new developments occur or more information becomes available, our assumptions and estimates of our expected future AROs may change.
Results of Operations
2009 COMPARED TO 2008
     Operating Income and Net Income Operating income for 2009 was $333.6 million compared to $393.5 million for 2008. Net income for 2009 was $280.4 million compared to $1,298.9 million for 2008. The decrease in Operating income of $59.9 million (15.2 percent) was due primarily to an increase in operating costs and expenses as discussed below, partially offset by an increase in Other revenues. The decrease in Net income of $1,018.5 million (78.4 percent) was mostly attributable to the increase in (Benefit) Provision for income taxes primarily due to the benefit realized in 2008 for the reversal of our net deferred tax liability upon the conversion from a corporation to a limited liability company on December 31, 2008 and the lower Operating income.
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
     Operating Revenues: Natural gas sales decreased $53.4 million (35.6 percent) to $96.7 million for 2009 when compared to 2008. The decrease was primarily due to lower cash out sales of $59.5 million, partially offset by system management gas sales of $7.0 million in 2009. These sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
     Transportation Revenues Operating Revenues: Natural gas transportation for 2009 was $891.8 million compared to $897.6 million for 2008. The $5.8 million (0.6 percent) decrease was primarily due to lower transportation demand revenues of $6.7 million, $6.2 million lower transportation commodity revenues on lower volumes transported, the absence of a benefit recognized in 2008 of $2.9 million to revenue amounts reserved in prior years in connection with our general rate case filing, and $3.9 million lower revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These were partially offset by increased revenues of $12.6 million from the Sentinel expansion project (Phase I was placed in service in December 2008 and Phase II was placed in service in November 2009) and increased revenues of $1.2 million related to gathering revenues which were diminished in 2008 due to Hurricane Ike.
     Storage Revenues Operating Revenues: Natural gas storage for 2009 were comparable to 2008.
     Other Revenues Operating Revenues: Other increased $16.2 million (205.1 percent) to $24.1 million for 2009, when compared to 2008, primarily due to an increase in revenues from the Park and

Loan service of $16.6 million as a result of higher volumes parked and/or loaned by customers in 2009 due to favorable market conditions.
     Operating Costs and Expenses Excluding the Cost of natural gas sales which is directly offset in revenues, our operating expenses were approximately $69.7 million (10.6 percent) higher than 2008. This increase was primarily attributable to:
•	An increase in Other (income) expense, net of $28.7 million (192.6 percent), primarily resulting from:
°	The absence of a $10.4 million gain related to the sale of our South Texas assets in 2008.

°	The absence of a $9.5 million gain recognized in 2008 related to the sale of Eminence top gas;

°	A $5.8 million increase in project development costs; and

°	A $2.5 million accrued obligation associated with an unclaimed property audit.
•	An increase in Operation and maintenance expense of $17.2 million (7.4 percent), primarily resulting from:
°
A $7.2 million increase related to miscellaneous contractual services, other outside services, helicopter and aircraft usage, boat usage, and contract labor primarily related to Hurricane Ike damage assessment;

°	A $4.6 million increase in labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs; and

°	A $5.4 million net increase in other various costs.
•
An increase in Depreciation and amortization of $12.7 million (5.4 percent), primarily resulting from rate adjustments recorded in March 2008, for the period March 2007 through July 2007, due to final settlement rates; an increase in ARO depreciation expense; and an increase in the depreciation base due to additional plant placed in-service.

•	An increase in Administrative and general expense of $11.5 million (7.5 percent), primarily resulting from:
°	A $8.4 million increase in labor and labor related costs, primarily higher salaries, other incentive compensation costs, and pension costs; and

°	A $6.7 million increase in allocated corporate expenses;

°	Partially offset by $3.0 million lower charges associated with a 2008 pipeline rupture.
•	An increase in Costs of natural gas transportation of $10.0 million (142.9 percent), primarily resulting from:

°	A $10.4 million increase in fuel expense in 2009 resulting from less favorable pricing differentials between cost recoveries at spot prices and expenses recognized at weighted average prices;

°	A $3.6 million increase in costs related to the settlement of certain transportation and exchange imbalances;

°
Partially offset by $3.9 lower electric power costs in 2009. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	Partially offset by a decrease in Taxes – other than income taxes of $10.4 million (22.5 percent) primarily resulting from $10.5 million in state franchise tax reductions.
     Other (Income) and Other Deductions Other (income) and other deductions in 2009 were $53.5 million compared to $55.3 million in 2008. The $1.8 million decrease (3.3 percent) was primarily due to:
•	Higher Allowance for equity and borrowed funds used during construction (AFUDC) of $5.7 million due to higher construction spending in 2009 as compared to 2008;

•	Lower Interest expense-other of $1.8 million primarily due to a decrease in interest expense on rate refunds partially offset by an increase in interest on long-term debt;

•	Partially offsetting these were a decrease in Miscellaneous other income, net of $3.0 million, primarily due to lower equity AFUDC gross-up in 2009 as we no longer provide for income taxes; and

•	Lower Interest income-affiliates of $2.9 million due to the decrease in average daily balance of advances outstanding in 2009 as compared to 2008;
     Provision (Benefit) for Income Taxes Provision (Benefit) for Income Taxes increased $960.5 million (100.0 percent), primarily due to a reversal of $1,072.6 million of deferred taxes in 2008, due to our conversion from a corporation to a single member limited liability company on December 31, 2008. The provision for income taxes for 2008 reflects the provision through December 31, 2008. Subsequent to the conversion to a single member limited liability company, all deferred income taxes were eliminated and we no longer provide for income tax, except for the Texas Gross Margin tax.
Effects of Inflation
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
     As of December 31, 2009, Williams had an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. Prior to the restructuring, we had access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. A participating bank, which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by the above. As of December 31, 2009, no letters of credit have been issued by the participating institutions. There were no revolving credit loans outstanding as of December 31, 2009.
     Interest under the Credit Facility is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings.
     The Credit Facility contains certain affirmative covenants and a number of restrictions on the business of the borrowers, including us. These restrictions include restrictions on the borrowers’ ability to grant liens securing indebtedness, merge or sell all or substantially all of our assets and incurrence of indebtedness. Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2009, Williams was in compliance with this covenant.

•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2009, we are in compliance with this covenant.
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
     On February 17, 2010, Williams completed a strategic restructuring, which involved contributing substantially all of its domestic midstream and pipeline businesses, which includes us, into WPZ. We are now a wholly-owned subsidiary of WPZ.
     As part of the restructuring, we were removed as borrowers under the Credit Facility and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (the “New Credit Facility”) with WPZ and Northwest Pipeline GP (“Northwest”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ and may be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Northwest. At closing, WPZ borrowed $250 million under the New Credit Facility to repay the term loan outstanding under its existing senior unsecured credit agreement.
     Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. WPZ pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on a borrower’s senior unsecured debt ratings.
     The New Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business.
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (EBITDA) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55%. Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis.
     The New Credit Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-payment defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2009, the advances due to us by Williams totaled $186.1 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2009, the interest rate was 8.02 percent. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program will be terminated. On January 31, 2010 our Management Committee authorized a cash distribution which included the amount of our outstanding advances. Accordingly, the balance outstanding at December 31, 2009 and the related interest receivable were reflected as a reduction of our Owner’s Equity as the advances will not be available to us as working capital. Effective with the restructuring, we will become a participant of the Williams Partners, L.P. cash management program.
     Through a wholly-owned subsidiary, we hold a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle). On March 20, 1998, Pine Needle executed an interest rate swap agreement with a bank, which swapped floating rate debt into 6.58 percent fixed rate debt. This interest rate swap qualifies as a cash flow hedge transaction under the accounting and reporting standards established by ASC Topic 815, Derivatives and Hedging. As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income. For the years ended December 31, 2009 and 2008, our cumulative equity interest in an unrealized loss on Pine Needle’s hedge was $0.7 million and $1.1 million, respectively. The swap agreement initially had a notional amount of $53.5 million, of which $23.0 million was still outstanding at December 31, 2009. The interest rate swap is settled quarterly. The swap agreement was effective March 31, 1999 and terminates on December 31, 2013, which is also the date of the last principal payment on this long-term debt.
Credit Ratings
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies).
     During 2009, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

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
Capital Expenditures
     We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. As shown in the table below, our capital expenditures for 2009 included $174 million for expansion projects, primarily for Sentinel and 85 North and $129 million for maintenance of existing facilities and other projects including expenditures required under the Pipeline Safety Improvement Act of 2002. We are estimating approximately $400 million to $450 million of capital expenditures in the year 2010 related to the maintenance of existing facilities, including pipeline safety expenditures, and expansion projects, primarily the 85 North Expansion project. Of this total, $375 million to $425 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements.

Capital Expenditures	2009	2008	2007

	(In millions)

Expansion Projects	$174.7	$96.8	$195.1
Maintenance of Existing Facilities and Other Projects	128.7	108.9	169.2

Total Capital Expenditures	$303.4	$205.7	$364.3

Other Capital Requirements, Contractual Obligations and Contingencies
     Contractual obligations The table below summarizes the maturity dates of our contractual obligations as of December 31, 2009 (in millions).

		2011-	2013-	There-
	2010	2012	2014	after	Total

Long-term debt, including current portion:

Principal	$-	$625	$-	$658	$1,283

Interest	93	165	86	252	596

Capital leases	-	-	-	-	-

Operating leases	7	14	9	-	30

Purchase obligations:
Natural gas purchase, storage and transportation	73	61	15	11	160

Other (1)	141	8	6	2	157

Total	$314	$873	$116	$923	$2,226

(1)	Obligations primarily associated with Property, Plant and Equipment expenditures.
     Regulatory and legal proceedings As discussed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 herein, we are involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, we cannot predict the actual timing of resolution or the ultimate amounts, which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.
     Environmental matters As discussed in Note 3 of Notes to Consolidated Financial Statements, we are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of our pipeline facilities. We consider environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, we have been permitted recovery of environmental costs incurred, and it is our intent to continue seeking recovery of such costs, as incurred, through rate filings.
     Long-term gas purchase contracts We have long-term gas purchase contracts containing variable prices that are currently in the range of estimated market prices. However, due to contract expirations and estimated deliverability declines, our estimated purchase commitments under such gas purchase contracts are not material to our total gas purchases.
CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from Operating activities, supplemented, when necessary, by advances or capital contributions from our parent and borrowings under our New Credit Facility will provide us with sufficient liquidity to meet our capital requirements. Historically, we have been able to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements, when needed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2009, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2009. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2009	Expected Maturity Date

	2010	2011	2012	2013
	(Dollars in millions)
Long-term debt:
Fixed rate	$-	$300	$325	$-
Interest rate	7.24%	7.26%	7.03%	6.53%

December 31, 2009	Expected Maturity Date

	2014	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$-	$658	$1,283	$1,417
Interest rate	6.81%	6.81%

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
     Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Previously, our management had concluded that our internal control over financial reporting was effective for the period ended December 31, 2008. In the first quarter of 2010, we identified a material weakness related to the manner in which we presented and recognized certain pension and post retirement obligations in certain benefit plans for which our parent is the plan sponsor.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     As discussed further in Note 2 of the Notes to Consolidated Financial Statements, we have previously recorded parent-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we have now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. The error was significant to the Consolidated Statement of Comprehensive Income for the period ended December 31, 2008. The impact of the correction also increased Owner’s Equity and reduced non-current assets and liabilities. It did not have an impact on our 2008 Consolidated Net Income, nor did it have any impact on our 2008 Consolidated Statement of Cash Flows.
     Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at December 31, 2008. Our management also concluded that our internal control over financial reporting was not effective at December 31, 2009.

     We have corrected our method of accounting to the multi-employer model, and this change is reflected in our financial statements for the period ended December 31, 2009. We have also enhanced our controls that ensure proper selection and application of generally accepted accounting principles.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Management Committee of Transcontinental Gas Pipe Line Company, LLC
     We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated balance sheet as of December 31, 2008 and the related consolidated statements of comprehensive income, and owner’s equity for each of the two years then ended, as a result of the correction of an error related to pension and other postretirement benefit obligations in certain benefit plans for which their parent, The Williams Companies, Inc. is the plan sponsor.
/S/ ERNST & YOUNG LLP
Houston, Texas
February 22, 2010

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
Operating Revenues:
Natural gas sales	$96,713	$150,056	$192,006
Natural gas transportation	891,841	897,569	849,246
Natural gas storage	144,978	145,711	141,098
Other	24,055	7,876	18,251

Total operating revenues	1,157,587	1,201,212	1,200,601

Operating Costs and Expenses:
Cost of natural gas sales	96,682	150,129	191,841
Cost of natural gas transportation	16,959	7,043	5,518
Operation and maintenance	249,625	232,390	225,504
Administrative and general	164,831	153,271	164,896
Depreciation and amortization	246,247	233,516	225,010
Taxes – other than income taxes	35,809	46,221	51,332
Other (income) expense, net	13,816	(14,882)	8,915

Total operating costs and expenses	823,969	807,688	873,016

Operating Income	333,618	393,524	327,585

Other (Income) and Other Deductions:
Interest expense - affiliates	387	437	463
- other	93,993	95,802	94,641
Interest income - affiliates	(19,090)	(21,967)	(14,947)
- other	(1,185)	(631)	(748)
Allowance for equity and borrowed funds used during construction (AFUDC)	(11,982)	(6,324)	(12,951)
Equity in earnings of unconsolidated affiliates	(5,757)	(6,064)	(6,730)
Miscellaneous other income, net	(2,857)	(5,908)	(8,008)

Total other (income) and other deductions	53,509	55,345	51,720

Income before Income Taxes	280,109	338,179	275,865
(Benefit) Provision for Income Taxes	(248)	(960,706)	103,714

Net Income	$280,357	$1,298,885	$172,151

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2009	2008
		(Restated)
ASSETS

Current Assets:
Cash	$108	$428
Receivables:
Trade less allowance of $413 ($424 in 2008)	98,794	87,278
Affiliates	5,132	3,427
Advances to affiliate	-	186,249
Other	18,354	4,262
Transportation and exchange gas receivables	7,250	10,649
Inventories:
Gas in storage, at LIFO	6,802	10,616
Gas in storage, at original cost	794	764
Gas available for customer nomination, at average cost	196	46,087
Materials and supplies, at lower of average cost or market	31,372	30,424
Regulatory assets	75,016	86,361
Other	11,792	10,253

Total current assets	255,610	476,798

Investments, at cost plus equity in undistributed earnings	45,488	44,484

Property, Plant and Equipment:
Natural gas transmission plant	7,354,805	7,071,491
Less – Accumulated depreciation and amortization	2,474,680	2,294,112

Total property, plant and equipment, net	4,880,125	4,777,379

Other Assets:
Regulatory assets	197,676	198,269
Other	42,884	36,450

Total other assets	240,560	234,719

	$5,421,783	$5,533,380

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2009	2008
		(Restated)
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$70,400	$112,388
Affiliates	24,409	14,841
Cash overdrafts	18,380	14,279
Transportation and exchange gas payables	1,434	2,851
Accrued liabilities:
Federal income taxes payable to affiliate	-	19,300
Other taxes	766	11,812
Interest	26,061	26,061
Regulatory Liabilities	3,852	9,778
Employee benefits	32,599	34,782
Customer advances	35,637	20,785
Other	17,311	20,623
Reserve for rate refunds	564	14,362

Total current liabilities	231,413	301,862

Long-Term Debt	1,278,770	1,277,679

Other Long-Term Liabilities:
Asset retirement obligations	229,401	229,360
Regulatory liabilities	72,021	49,808
Accrued employee benefits	6,476	7,037
Other	9,145	13,487

Total other long-term liabilities	317,043	299,692

Contingent liabilities and commitments (Note 3)

Owner’s Equity:
Member’s capital	1,652,434	1,652,430
Loans to parent	(237,526)	(42,206)
Retained earnings	2,180,367	2,045,010
Accumulated other comprehensive loss	(718)	(1,087)

Total owner’s equity	3,594,557	3,654,147

	$5,421,783	$5,533,380

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)

Common Stock:
Balance at beginning and end of period	$-	$-	$-

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning of period	-	1,652,430	1,652,430
Conversion to LLC	-	(1,652,430)	-

Balance at end of period	-	-	1,652,430

Owner’s capital:
Balance at beginning of period	1,652,430	-	-
Contribution	4	-	-
Conversion to LLC	-	1,652,430	-

Balance at end of period	1,652,434	1,652,430	-

Loans to Parent:
Balance at beginning of period, as previously stated			-
Cumulative amount of benefit plans correction			(20,593)

Balance at beginning of period, as restated	(42,206)	(30,690)	(20,593)
Loans to parent, net	(195,320)	(11,516)	(10,097)

Balance at end of period	(237,526)	(42,206)	(30,690)

Retained Earnings:
Balance at beginning of period, as previously stated			868,878
Cumulative change in reporting entity			35,096

Balance at beginning of period, as restated	2,045,010	966,125	903,974
Add (deduct):
Net income	280,357	1,298,885	172,151
Cash dividends and distributions	(145,000)	(220,000)	(110,000)

Balance at end of period	2,180,367	2,045,010	966,125

Accumulated Other Comprehensive Income/(Loss):
Balance at beginning of period, as previously stated			(28,596)
Cumulative amount of benefit plans correction			28,596
Cumulative change in reporting entity			(249)

Balance at beginning of period, as restated	(1,087)	(399)	(249)
Interest rate hedge:
Add (deduct):
Net gain/(loss), net of tax of $169 in 2008 and $96 in 2007	369	(259)	(150)
Elimination of deferred income taxes	-	(429)	-

Balance at end of period	(718)	(1,087)	(399)

Total Owner’s Equity	$3,594,557	$3,654,147	$2,587,466

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
Net Income	$280,357	$1,298,885	$172,151

Equity interest in unrealized gain/(loss) on interest rate hedge, net of taxes of $169 in 2008 and $96 in 2007	369	(259)	(150)
Elimination of deferred income taxes	-	(429)	-

Total Comprehensive Income	$280,726	$1,298,197	$172,001

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)

Cash flows from operating activities:

Net income	$280,357	$1,298,885	$172,151

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,543	235,106	226,755

Deferred income taxes	-	(998,382)	(15,281)

(Gain)/loss on sale of property, plant and equipment	(2)	(11,905)	12

Allowance for equity funds used during construction (Equity AFUDC)	(7,835)	(4,374)	(9,439)
Changes in operating assets and liabilities:

Receivables - affiliates	(3,192)	2,880	1,508

- other	(25,759)	29,615	(30,305)

Transportation and exchange gas receivable	3,399	75	(3,649)

Inventories	36,667	(32,771)	9,701

Payables - affiliates	(7,461)	(2,971)	(7,481)

- other	(51,868)	(111,154)	(1,772)

Transportation and exchange gas payable	(1,417)	(4,394)	(7,448)

Accrued liabilities	(24,587)	(57,096)	71,001

Reserve for rate refunds	(13,798)	60,902	95,803

Other, net	28,812	(76,129)	36,478

Net cash provided by operating activities	460,859	328,287	538,034

Cash flows from financing activities:

Additions to long-term debt	-	424,332	-

Retirement of long-term debt	-	(350,000)	-

Debt issue costs	-	(2,100)	(10)

Cash dividends and distributions	(145,000)	(220,000)	(110,000)

Change in cash overdrafts	4,101	2,056	(17,658)

Net cash (used in) financing activities	(140,899)	(145,712)	(127,668)

(continued)

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(303,458)	(205,717)	(364,331)
Advances to affiliates, net	189	27,666	(34,212)
Advances to others, net	282	270	835
Purchase of ARO trust investments	(45,604)	(31,056)	-
Proceeds from sale of ARO trust investments	40,713	14,143	-
Other, net	(12,402)	12,428	(12,854)

Net cash used in investing activities	(320,280)	(182,266)	(410,562)

Net increase (decrease) in cash	(320)	309	(196)
Cash at beginning of period	428	119	315

Cash at end of period	$108	$428	$119

* Increase to property, plant and equipment	$(328,190)	$(203,575)	$(375,447)
Changes in related accounts payable and accrued liabilities	24,732	(2,142)	11,116

Property, plant and equipment additions, net of equity AFUDC	$(303,458)	$(205,717)	$(364,331)

Supplemental disclosures of cash flow information:
Cash paid during the year for:

Interest (exclusive of amount capitalized)	$89,150	$99,073	$86,105
Income taxes paid	21,457	79,002	57,184
Income tax refunds received	(455)	(570)	(177)

Supplemental disclosures of significant non-cash transactions:
Loans to Parent reclassified to equity	(195,320)	(11,516)	(10,097)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Corporate structure and control On December 31, 2008, Transcontinental Gas Pipe Line Corporation was converted from a corporation to a limited liability company and thereafter is known as Transcontinental Gas Pipe Line Company, LLC (Transco). On December 31, 2009, we were a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Effective December 31, 2008, we distributed our ownership interest in all of our wholly-owned subsidiaries to WGP and adjusted financial and operating information retrospectively to reflect the effects of this transaction.
     Effective September 2009, WGP contributed its ownership interests in certain entities to us as follows: TransCardinal Company, LLC (TransCardinal) and Cardinal Operating Company, LLC (Cardinal Operating); TransCarolina LNG Company, LLC (TransCarolina) and Pine Needle Operating Company, LLC (Pine Needle Operating). Accordingly, we have adjusted financial and operating information retrospectively to reflect the effects of this transaction.
     On February 17, 2010, Williams completed a strategic restructuring, which involved contributing substantially all of its domestic midstream and pipeline businesses, which includes us, into Williams Partners L.P. (WPZ). WPZ is a master limited partnership with publicly traded units. It is controlled by and consolidated with Williams. Effective February 17, 2010, we are a wholly owned subsidiary of WPZ, approximately 82 percent of whose limited partnership interests as of such date are owned by Williams.
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
     Regulatory accounting We are regulated by the Federal Energy Regulatory Commission (FERC). The Accounting Standards Codification Regulated Operations (Topic 980), provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
     Basis of presentation Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. At December 31, 2009, the remaining property, plant and equipment allocation was approximately $0.9 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. These advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2009, the interest rate was 8.02 percent. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program will be terminated. On January 31, 2010 our Management Committee authorized a cash distribution which included the amount of our outstanding advances and associated interest receivable which was paid February 16, 2010. Accordingly, the balance and related interest outstanding at December 31, 2009 were reflected as a reduction of our Owner’s Equity. As a result of the restructuring, we will become a participant of the WPZ cash management program.
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
     We made equity distributions to WGP of $145 million in 2009 and $55 million for the fourth quarter of 2008. Our Board of Directors declared and we paid cash dividends on common stock in the amounts of $165 million and $110 million for the first three quarters of 2008 and full year of 2007, respectively. In January 2010, we distributed $50 million to WGP. In association with Williams’ restructuring of its gas pipeline and domestic midstream businesses, our Management Committee authorized a cash distribution of approximately $153.8 million on January 31, 2010, which we paid on February 16, 2010.
     Principles of consolidation The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2009 and December 31, 2008 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $1.4 million, $5.9 million, and $5.8 million in 2009, 2008, and 2007, respectively. In addition, distributions totaling $3.7 million were received by WGP during the first nine months of 2009 in which it owned the equity method investments.
     Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) depreciation; and 6) asset retirement obligations.
     Revenue recognition Revenues for transportation of gas under long-term firm agreements are recognized considering separately the demand and commodity charges. Demand revenues are recognized monthly over the term of the agreement regardless of the volume of natural gas transported. Commodity revenues from both firm and interruptible transportation are recognized in the period transportation services are provided based on volumes of natural gas physically delivered at the agreed upon delivery point. Revenues for the storage of gas under firm agreements are recognized considering separately the demand, capacity, and injection and withdrawal charges. Demand and capacity revenues are recognized monthly over the term of the agreement regardless of the volume of storage service actually utilized. Injection and withdrawal revenues are recognized in the period when volumes of natural gas are physically injected into or withdrawn from storage.
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
     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and other risks.
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
     We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage (cost of removal) for transmission facilities, production and gathering facilities and LNG storage facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Included in our depreciation rates is a negative salvage component that we currently collect in rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2009, 2008 and 2007 are as follows:

Category of Property

Gathering facilities	0.01%-0.91%
Storage facilities	0.40%-3.30%
Onshore transmission facilities	0.69%-5.00%
Offshore transmission facilities	0.01%-1.00%
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
     For assets identified to be disposed of in the future and considered held for sale in accordance with the ASC Property, Plant, and Equipment (Topic 360), we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change. We had no impairments during the years ended December 31, 2009, 2008 and 2007.
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
     Allowance for funds used during construction Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $4.2 million, $2.0 million and $3.5 million, for 2009, 2008 and 2007, respectively. The allowance for equity funds was $7.8 million, $4.4 million, and $9.4 million, for 2009, 2008 and 2007, respectively.
     Accounting for income taxes Williams and its wholly-owned subsidiaries, which includes us, file a consolidated federal income tax return. It is Williams’ policy to charge or credit its taxable subsidiaries with an amount equivalent to their federal income tax expense or benefit computed as if each subsidiary had filed a separate return.
     We use the assets and liability method of accounting for income taxes, as required by the Accounting Standards Codification Income Taxes (Topic 740), which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in our assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. Following our conversion from a corporation to a limited liability company on December 31, 2008, we are no longer subject to income tax, except for the Texas Gross Margin tax. (See Note 7 of Notes to the Consolidated Financial Statements.)
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
     Gas imbalances In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2009 and 2008. We utilize the average cost method of accounting for gas imbalances.
     Deferred cash out Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
     Gas inventory We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. If inventories valued using the LIFO cost method were valued at current replacement cost, the amounts would decrease by $1.1 million at December 31, 2009 and decrease $0.8 million at December 31, 2008. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
     Reserve for Inventory Obsolescence We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2009 and at December 31, 2008.
     Cash flows from operating activities and cash equivalents We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.
     Subsequent Events We have evaluated our disclosure of subsequent events through the time of filing this Form 10-K with the SEC on February 22, 2010.
     Recent Accounting Standards In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements”. This Update requires new disclosures regarding the amount of transfers in or out of levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. The disclosures will be required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the Standard requires additional categorization of items included in the rollforward of activity for level 3 inputs on a gross basis. We are assessing the application of this Standard to disclosures in our Consolidated Financial Statements.

2. RESTATEMENT AND CHANGE IN REPORTING ENTITY
     On January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which we have presented and recognized pension and postretirement obligations in certain benefit plans for which our parent, Williams, is the plan sponsor. We have previously recorded parent-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we have now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model.
     We participate in pension and postretirement benefit plans sponsored by Williams. However, we have historically accounted for these plans as if they were our own. We have now determined that ASC 715-30-55-63 requires us to account for the plans as if we are a participant in a multi-employer plan. This error in methodology had the most significant impact to our financial statements for the year ended December 31, 2008. In that year, we recognized a significant parent-allocated actuarial loss on our Consolidated Balance Sheet, Consolidated Statement of Owner’s Equity and Consolidated Statement of Comprehensive Income. We have determined that the error was significant to the Statement of Comprehensive Income for the year ended December 31, 2008. For this period, Comprehensive Income should have approximated Net Income. The impact of this error correction also increased Owner’s Equity and reduced non-current assets and liabilities at December 31, 2008 with an offsetting impact to Loan to Parent, which is presented as a reduction to Owner’s Equity (See Note 1). The impact of the error correction did not have an impact on our 2008 or 2007 Net Income as our expense recognized approximated our contributions to the parent-sponsored plans, nor did it have any impact on our 2008 or 2007 Consolidated Statement of Cash Flows.
     On December 31, 2008 Transco distributed its ownership interest in the following companies to WGP: Marsh Resources, LLC; TransCarolina; Pine Needle Operating; TransCardinal and Cardinal Operating. TransCarolina owns a 35 percent interest in Pine Needle, a LNG storage Facility. TransCardinal owns a 45 percent interest in Cardinal, a North Carolina intrastate natural gas pipeline company. These assets were transferred at historical cost, as the entities are under common control. No gains or losses were recorded as a result of the distribution, and financial and operating information were adjusted retrospectively to reflect this transaction.
     Effective September 2009, WGP contributed its ownership interests in certain of the entities, listed above, to us as follows: TransCardinal and Cardinal Operating; TransCarolina and Pine Needle Operating. These entities were transferred at historical cost, as the entities are under common control. No gains or losses were recorded as a result of the contribution.
     Following the guidance of the FASB for when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statements of all prior periods to show financial information for the new reporting entity. Accordingly, we have adjusted financial and operating information retrospectively for prior periods included in this document to reflect the September 2009 transaction. The impact of the retrospective adjustments to our net income for the years 2008 and 2007 was an increase of $17.9 million and $4.1 million, respectively. The impact of these retrospective adjustments to our comprehensive income for the years 2008 and 2007 was an increase of $17.2 million and $3.9 million, respectively.
     The following schedules reconcile the amounts previously reported in our Consolidated Financial Statements as of December 31, 2008 and for the years ended December 31, 2008 and 2007:

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Operating Revenues:
Natural gas sales	$150,056	$-	$-	$150,056
Natural gas transportation	897,569	-	-	897,569
Natural gas storage	145,711	-	-	145,711
Other	7,876	-	-	7,876

Total operating revenues	1,201,212	-	-	1,201,212

Operating Costs and Expenses:
Cost of natural gas sales	150,129	-	-	150,129
Cost of natural gas transportation	7,043	-	-	7,043
Operation and maintenance	232,390	-	-	232,390
Administrative and general	153,271	-	-	153,271
Depreciation and amortization	233,516	-	-	233,516
Taxes – other than income taxes	46,148	73	-	46,221
Other (income) expense, net	(14,882)	-	-	(14,882)

Total operating costs and expenses	807,615	73	-	807,688

Operating Income	393,597	(73)	-	393,524

Other (Income) and Other Deductions:
Interest expense - affiliate	437	-	-	437
- other	95,802	-	-	95,802
Interest income - affiliates	(21,967)	-	-	(21,967)
- other	(631)	-	-	(631)
Allowance for equity and borrowed funds used during construction (AFUDC)	(6,324)	-	-	(6,324)
Equity in earnings of unconsolidated affiliates	-	(6,064)	-	(6,064)
Miscellaneous other (income) deductions, net	(5,908)	-	-	(5,908)

Total other (income) and other deductions	61,409	(6,064)	-	55,345

Income before Income Taxes	332,188	5,991	-	338,179
(Benefit) Provision for Income Taxes	(948,780)	(11,926)	-	(960,706)

Net Income	$1,280,968	$17,917	$-	$1,298,885

TRANSCONTINENTAL GAS PIPE COMPANY, LLC
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

	Year Ended December 31, 2007
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Operating Revenues:
Natural gas sales	$192,006	$-	$-	$192,006
Natural gas transportation	849,246	-	-	849,246
Natural gas storage	141,098	-	-	141,098
Other	18,251	-	-	18,251

Total operating revenues	1,200,601	-	-	1,200,601

Operating Costs and Expenses:
Cost of natural gas sales	191,841	-	-	191,841
Cost of natural gas transportation	5,518	-	-	5,518
Operation and maintenance	225,504	-	-	225,504
Administrative and general	164,896	-	-	164,896
Depreciation and amortization	225,010	-	-	225,010
Taxes – other than income taxes	51,265	67	-	51,332
Other (income) expense, net	8,915	-	-	8,915

Total operating costs and expenses	872,949	67	-	873,016

Operating Income	327,652	(67)	-	327,585

Other (Income) and Other Deductions:
Interest expense - affiliates	463	-	-	463
- other	94,641	-	-	94,641
Interest income - affiliates	(14,947)	-	-	(14,947)
- other	(748)	-	-	(748)
Allowance for equity and borrowed funds used during construction (AFUDC)	(12,951)	-	-	(12,951)
Equity in earnings of unconsolidated affiliates	-	(6,730)	-	(6,730)
Miscellaneous other (income) deductions, net	(8,008)	-	-	(8,008)

Total other (income) and other deductions	58,450	(6,730)	-	51,720

Income before Income Taxes	269,202	6,663	-	275,865
Provision for Income Taxes	101,116	2,598	-	103,714

Net Income	$168,086	$4,065	$-	$172,151

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

ASSETS

Current Assets:
Cash	$428	$-	$-	$428
Receivables:
Trade less allowance of $424	87,278	-	-	87,278
Other Affiliates	3,419	8	-	3,427
Advances to affiliates	186,249	-	-	186,249
Other	4,031	231	-	4,262
Transportation and exchange gas receivables	10,649	-	-	10,649
Inventories:
Gas in storage, at LIFO	10,616	-	-	10,616
Gas in storage, at original cost	764	-	-	764
Gas available for customer nomination, at average cost	46,087	-	-	46,087
Materials and supplies, at lower of average cost or market	30,424	-	-	30,424
Regulatory assets	86,361	-	-	86,361
Other	10,253	-	-	10,253

Total current assets	476,559	239	-	476,798

Investments, at cost plus equity in undistributed earnings	-	44,484	-	44,484

Property, Plant and Equipment:
Natural gas transmission plant	7,071,491	-	-	7,071,491
Less – Accumulated depreciation and amortization	2,294,112	-	-	2,294,112

Total property, plant and equipment, net	4,777,379	-	-	4,777,379

Other Assets:
Regulatory assets	219,472		(21,203)	198,269
Other	46,306		(9,856)	36,450

Total other assets	265,778		(31,059)	234,719

	$5,519,716	$44,723	$(31,059)	$5,533,380

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	As of December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$112,388	$-	$-	$112,388
Affiliates	25,708	(10,867)	-	14,841
Other	14,279	-	-	14,279
Transportation and exchange gas payables	2,851	-	-	2,851
Accrued liabilities:
Federal income taxes payable to affiliate	19,704	(404)	-	19,300
Other taxes	11,809	3	-	11,812
Interest	26,061	-	-	26,061
Regulatory liabilities	9,778	-	-	9,778
Employee benefits	35,687	-	(905)	34,782
Customer advances	20,785	-	-	20,785
Other	20,623	-	-	20,623
Reserve for rate refunds	14,362	-	-	14,362

Total current liabilities	314,035	(11,268)	(905)	301,862

Long-Term Debt	1,277,679	-	-	1,277,679

Other Long-Term Liabilities:
Asset retirement obligations	229,360	-	-	229,360
Regulatory liabilities	49,808	-	-	49,808
Accrued employee benefits	164,799	-	(157,762)	7,037
Other	13,487	-	-	13,487

Total other long-term liabilities	457,454	-	(157,762)	299,692

Contingent liabilities and commitments (Note 3)

Owner’s Equity:
Member’s capital	1,652,430	-	-	1,652,430
Loans to parent	-	-	(42,206)	(42,206)
Retained earnings	1,987,932	57,078	-	2,045,010
Accumulated other comprehensive loss	(169,814)	(1,087)	169,814	(1,087)

Total owner’s equity	3,470,548	55,991	127,608	3,654,147

	$5,519,716	$44,723	$(31,059)	$5,533,380

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Common Stock:
Balance at beginning and end of period	$-	$-	$-	$-

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning of period	1,652,430	-	-	1,652,430
Conversion to LLC	(1,652,430)	-	-	(1,652,430)

Balance at end of period	-	-	-	-

Owner’s capital:
Balance at beginning of period	-	-	-	-
Conversion to LLC	1,652,430	-	-	1,652,430

Balance at end of period	1,652,430	-	-	1,652,430

Loans to Parent:
Balance at beginning of period, as previously stated	-	-	-	-
Cumulative amount of benefit plans correction	-	-	(30,690)	(30,690)

Balance at beginning of period, as restated	-	-	(30,690)	(30,690)
Loans to parent, net	-	-	(11,516)	(11,516)

Balance at end of period	-	-	(42,206)	(42,206)

Retained Earnings:
Balance at beginning of period, as previously stated	926,964	-	-	926,964
Cumulative change in reporting entity	-	39,161	-	39,161

Balance at beginning of period, as restated	926,964	39,161	-	966,125
Add (deduct):
Net income	1,280,968	17,917	-	1,298,885
Cash dividends and distributions	(220,000)	-	-	(220,000)

Balance at end of period	1,987,932	57,078	-	2,045,010

Accumulated Other Comprehensive Income/(Loss):
Interest Rate Hedge:
Balance at beginning of period, as previously stated	-	-	-	-
Cumulative change in reporting entity	-	(399)	-	(399)

Balance at beginning of period, as restated	-	(399)	-	(399)
Add (deduct):
Net loss, net of tax of $169	-	(259)	-	(259)
Elimination of deferred income taxes	-	(429)	-	(429)

Balance at end of period	-	(1,087)	-	(1,087)

Pension Benefits
Balance at beginning of period, as previously stated	(14,965)	-	-	(14,965)
Cumulative amount of benefit plans correction	-	-	14,965	14,965

Balance at beginning of period, as restated	(14,965)	-	14,965	-
Add (deduct):
Prior service credit, net of taxes of $303	(489)	-	489	-
Net actuarial (loss)/gain, net of taxes of $55,381	(89,407)	-	89,407	-
Elimination of deferred income taxes	(64,953)	-	64,953	-

Balance at end of period	(169,814)	-	169,814	-

Balance at end of period	(169,814)	(1,087)	169,814	(1,087)

Total Owner’s Equity	$3,470,548	$55,991	$127,608	$3,654,147

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31, 2007
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Common Stock:
Balance at beginning and end of period	$-	$-	$-	$-

Premium on Capital Stock and Other Paid-in Capital:
Balance at beginning of period	1,652,430	-	-	1,652,430
Conversion to LLC	-	-	-	-

Balance at end of period	1,652,430	-	-	1,652,430

Owner’s capital:
Balance at beginning of period	-	-	-	-
Conversion to LLC	-	-	-	-

Balance at end of period	-	-	-	-

Loans to Parent:
Balance at beginning of period, as previously stated	-	-	-	-
Cumulative amount of benefit plans correction	-	-	(20,593)	(20,593)

Balance at beginning of period, as restated	-	-	(20,593)	(20,593)
Loans to parent, net	-	-	(10,097)	(10,097)

Balance at end of period	-	-	(30,690)	(30,690)

Retained Earnings:
Balance at beginning of period, as previously stated	868,878	-	-	868,878
Cumulative change in reporting entity	-	35,096	-	35,096

Balance at beginning of period, as restated	868,878	35,096	-	903,974
Add (deduct):
Net income	168,086	4,065	-	172,151
Cash dividends on common stock	(110,000)	-	-	(110,000)

Balance at end of period	926,964	39,161	-	966,125

Accumulated Other Comprehensive Income/(Loss):
Interest Rate Hedge:
Balance at beginning of period, as previously stated	-	-	-	-
Cumulative change in reporting entity	-	(249)	-	(249)

Balance at beginning of period, as restated	-	(249)	-	(249)
Add (deduct):
Net loss, net of tax of $96	-	(150)	-	(150)
Elimination of deferred income taxes	-	-	-	-

Balance at end of period	-	(399)	-	(399)

Pension Benefits
Balance at beginning of period, as previously stated	(28,596)	-	-	(28,596)
Cumulative amount of benefit plans correction	-	-	28,596	28,596

Balance at beginning of period, as restated	(28,596)	-	28,596	-
Add (deduct):
Prior service credit, net of taxes of $633	(1,023)	-	1,023	-
Net actuarial gain/(loss), net of taxes of $(9,076)	14,654	-	(14,654)	-
Elimination of deferred income taxes	-	-	-	-

Balance at end of period	(14,965)	-	14,965	-

Balance at end of period	(14,965)	(399)	14,965	(399)

Total Owner’s Equity	$2,564,429	$38,762	$(15,725)	$2,587,466

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Net Income	$1,280,968	$17,917	$-	$1,298,885

Pension Benefits:
Amortization of prior service credit, net of taxes of $303	(489)	-	489	-
Amortization of net actuarial loss, net of taxes of $(1,060)	1,710	-	(1,710)	-
Net actuarial (loss)/gain arising during the period, net of taxes of $56,441	(91,117)	-	91,117	-
Elimination of deferred income taxes	(64,953)	-	64,953	-

Equity interest in unrealized loss on interest rate hedge, net of taxes of $169	-	(259)	-	(259)
Elimination of deferred income taxes	-	(429)	-	(429)

Total Comprehensive Income	$1,126,119	$17,229	$154,849	$1,298,197

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31, 2007
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Corrections	(As Restated)

Net Income	$168,086	$4,065	$-	$172,151

Pension Benefits:
Amortization of prior service credit, net of taxes of $633	(1,023)	-	1,023	-
Amortization of net actuarial loss, net of taxes of $(1,490)	2,407	-	(2,407)	-
Net actuarial gain/(loss) arising during the period, net of taxes of $(7,586)	12,247	-	(12.247)	-
Elimination of deferred income taxes	-	-	-	-

Equity interest in unrealized loss on interest rate hedge, net of taxes of $96	-	(150)	-	(150)
Elimination of deferred income taxes	-	-	-	-

Total Comprehensive Income	$181,717	$3,915	$(13,631)	$172,001

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Cash flows from operating activities:

Net income	$1,280,968	$17,917	$-	$1,298,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,106	-	-	235,106
Deferred income taxes	(986,674)	(11,708)	-	(998,382)
Gain on sale of property, plant and equipment	(11,905)			(11,905)
Allowance for equity funds used during construction (Equity AFUDC)	(4,374)	-	-	(4,374)
Changes in operating assets and liabilities:
Receivables - affiliates	2,752	128	-	2,880
- other	29,713	(98)	-	29,615
Transportation and exchange gas receivable	75	-	-	75
Inventories	(32,771)	-	-	(32,771)
Payables - affiliates	2,103	(5,074)	-	(2,971)
- other	(111,154)	-	-	(111,154)

Transportation and exchange gas payable	(4,394)	-	-	(4,394)
Accrued liabilities	(56,109)	(987)	-	(57,096)
Reserve for rate refunds	60,902	-	-	60,902
Other, net	(75,951)	(178)	-	(76,129)

Net cash provided by operating activities	328,287	-	-	328,287

Cash flows from financing activities:

Additions to long-term debt	424,332	-	-	424,332
Retirement of long-term debt	(350,000)	-	-	(350,000)
Debt issue costs	(2,100)	-	-	(2,100)
Common stock dividends paid	(220,000)	-	-	(220,000)
Change in cash overdrafts	2,056	-	-	2,056

Net cash used in financing activities	(145,712)	-	-	(145,712)

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2008
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC	(205,717)	-	-	(205,717)
Advances to affiliates, net	27,666	-	-	27,666
Advances to others, net	270	-	-	270
Purchase of ARO trust investments	(31,056)	-	-	(31,056)
Proceeds from sale of ARO trust investments	14,143	-	-	14,143
Other, net	12,428	-	-	12,428

Net cash used in investing activities	(182,266)	-	-	(182,266)

Net increase in cash	309	-	-	309
Cash at beginning of period	119	-	-	119

Cash at end of period	$428	$-	$-	$428

* Increase to property, plant and equipment	$(203,575)	$-	$-	$(203,575)
Changes in related accounts payable and accrued liabilities	(2,142)	-	-	(2,142)

Property, plant and equipment additions, net of equity AFUDC	$(205,717)	$-	$-	$(205,717)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$99,073	$-	$-	$99,073
Income taxes paid	77,980	1,022	-	79,002
Income tax refunds received	(570)	-	-	(570)

Supplemental disclosures of significant non-cash transactions:
Loans to parent reclassified to equity	-	-	(11,516)	(11,516)

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2007
		Change in	Benefit Plans
	(As Reported)	Reporting Entity	Correction	(As Restated)

Cash flows from operating activities:

Net income	$168,086	$4,065	$-	$172,151
Adjustments to reconcile net income to net cash provided by operating activities:		-	-
Depreciation and amortization	226,755	-	-	226,755
Deferred income taxes	(16,468)	1,187	-	(15,281)
Loss on sale of property, plant and equipment	12	-	-	12
Allowance for equity funds used during construction (Equity AFUDC)	(9,439)	-	-	(9,439)
Changes in operating assets and liabilities:		-	-
Receivables - affiliates	1,537	(29)	-	1,508
- other	(29,713)	(592)	-	(30,305)
Transportation and exchange gas receivable	(3,649)	-	-	(3,649)
Inventories	9,701	-	-	9,701
Payables - affiliates	(2,801)	(4,680)	-	(7,481)
- other	(1,769)	(3)	-	(1,772)
Transportation and exchange gas payable	(7,448)	-	-	(7,448)
Accrued liabilities	70,472	529	-	71,001
Reserve for rate refunds	95,803	-	-	95,803
Other, net	37,680	(1,202)	-	36,478

Net cash provided by (used in) operating activities	538,759	(725)	-	538,034

Cash flows from financing activities:

Debt issue costs	(10)	-	-	(10)
Common stock dividends paid	(110,000)	-	-	(110,000)
Change in cash overdrafts	(17,658)	-	-	(17,658)

Net cash used in financing activities	(127,668)	-	-	(127,668)

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31, 2007
		Change in	Benefit Plan
	(As Reported)	Reporting Entity	Correction	(As Restated)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(364,331)	-	-	(364,331)
Advances to affiliates, net	(34,212)	-	-	(34,212)
Advances to others, net	835	-	-	835
Other, net	(13,579)	725	-	(12,854)

Net cash provided by (used in) investing activities	(411,287)	725	-	(410,562)

Net decrease in cash	(196)	-	-	(196)
Cash at beginning of period	315	-	-	315

Cash at end of period	$119	$-	$-	$119

*Increase to property, plant and equipment	$(375,447)	$-	$-	$(375,447)
Changes in related accounts payable and accrued liabilities	11,116	-	-	11,116

Property, plant and equipment additions, net of equity AFUDC	$(364,331)	$-	$-	$(364,331)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$86,105	$-	$-	$86,105
Income taxes paid	55,599	1,585	-	57,184
Income tax refunds received	(177)	-	-	(177)

Supplemental disclosures of significant non-cash flow transactions:
Loans to parent reclassified to equity	-	-	(10,097)	(10,097)

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
     On August 31, 2006, we submitted to the FERC a general rate filing (Docket No. RP06-569) designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
     The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Parties may seek rehearing of the FERC’s order.
Environmental Matters
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2009, we had a balance of approximately $4.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.9 million) in the accompanying Consolidated Balance Sheet. At December 31, 2008, we had a balance of approximately $4.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.9 million) and other long-term liabilities ($3.8 million) in the accompanying Consolidated Balance Sheet.
     We consider prudently incurred environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. Therefore, these estimated costs of environmental assessment and remediation, less amounts collected, have been recorded as regulatory assets in Current Assets, in the accompanying Consolidated Balance Sheet. At December 31, 2009 and 2008, we had recorded approximately $0.6 million and $1.8 million, respectively, of environmental related regulatory assets.
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
     We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. We anticipate that additional facilities may be subject to increased controls within three years. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs. Due to the developing nature of federal and state emission regulations, it is not possible to precisely determine the ultimate emission control costs. However, the emission control additions required to comply with current Act requirements, the 1990 Amendments, the hazardous air pollutant regulations and the individual state implementation plans for NOx reductions are estimated to include costs in the range of $5 million to $10 million for the period 2010 through 2013. In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in August 2010 and anticipates designation of new eight-hour ozone non-attainment areas under the new August 2010 ozone NAAQS standards in July 2011. Designation of new eight-hour ozone non-attainment areas would result in additional federal and state regulatory actions that would likely impact our operations and increase the cost of additions to property, plant and equipment. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations, although we believe that some of those costs are included in the range discussed above. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. In July 2009, the EPA requested additional information pertaining to these compressor stations; in August 2009, we submitted the requested information.
Safety Matters
     Pipeline Integrity Regulations. We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $150 million and $220 million over the remaining assessment period of 2010 through 2012, the majority of which are capital expenditures. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments
     Commitments for construction and gas purchases. We have commitments for construction and acquisition of property, plant and equipment of approximately $155 million at December 31, 2009. We have commitments for gas purchases of approximately $61 million at December 31, 2009. See Note 1 of Notes to Consolidated Financial Statements for our discussion of our agency agreement with WGM.
4. DEBT, FINANCING ARRANGEMENTS AND LEASES
     Long-term debt At December 31, 2009 and 2008, long-term debt issues were outstanding as follows (in thousands):

	2009	2008
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
7% due 2011	300,000	300,000
8.875% due 2012	325,000	325,000
6.4% due 2016	200,000	200,000
6.05% due 2018	250,000	250,000

Total notes	1,075,000	1,075,000

Total long-term debt issues	1,282,500	1,282,500
Unamortized debt premium and discount	(3,730)	(4,821)
Current maturities	-	-

Total long-term debt, less current maturities	$1,278,770	$1,277,679

     Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2009 are as follows (in thousands):

2011:
7% Notes	$300,000
2012:
8.875% Notes	$325,000

     There are no maturities applicable to long-term debt outstanding for the years 2010, 2013 and 2014.
     No property is pledged as collateral under any of our long-term debt issues.
Revolving Credit and Letter of Credit Facility
     As of December 31, 2009, Williams had an unsecured, $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. Prior to the restructuring, we had access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. A participating bank, which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by the above. As of December 31, 2009, no letters of credit have been issued by the participating institutions. There were no revolving credit loans outstanding as of December 31, 2009.
     Interest under the Credit Facility is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings.
     The Credit Facility contains certain affirmative covenants and a number of restrictions on the business of the borrowers, including us. These restrictions include restrictions on the borrowers’ ability to grant liens securing indebtedness, merge or sell all or substantially all of our assets and incurrence of indebtedness. Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2009, we are in compliance with this covenant.
•	Our ratio of debt to capitalization must be no greater than 55 percent. At December 31, 2009, we are in compliance with this covenant.
     The Credit Facility also contains events of default tied to all borrowers which in certain circumstances would cause all lending under the Credit Facility to terminate and all indebtedness outstanding under the Credit Facility to be accelerated.
     On February 17, 2010, Williams completed a strategic restructuring which involved contributing substantially all of its domestic midstream and pipeline businesses, which includes us, into WPZ. We are now a wholly-owned subsidiary of WPZ.
     As part of the restructuring, we were removed as borrowers under the Credit Facility and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (the “New Credit Facility”) with WPZ and Northwest Pipeline GP (“Northwest”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Northwest. At closing, WPZ borrowed $250 million under the New Credit Facility to repay the term loan outstanding under its existing senior unsecured credit agreement.
     Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. WPZ pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The application margin and the commitment fee are determined by reference to a pricing schedule based on a borrower’s senior unsecured debt ratings.

     The New Credit Facility contains various covenants that limit, among other things, the borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of their business.
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (EBITDA) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55%. Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis.
     The New Credit Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-payment defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
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
     Restrictive covenants At December 31, 2009, none of our debt instruments restrict the amount of dividends distributable to WGP. Effective February 17, 2010, the New Credit Facility restricts certain payments that we can make following an event of default.
     Lease obligations On October 23, 2003, we entered into a lease agreement for space in the Williams Tower in Houston, Texas (Williams Tower). The lease term runs through March 31, 2014.
     On July 1, 2006, we entered into a sublease agreement with our affiliate, Williams Field Services Company, for space in the Williams Tower. The lease term runs through March 31, 2014. On May 1, 2007, we entered into an agreement to sublease space in the Williams Tower to our affiliate, Williams Field Services Company. The lease term runs through March 29, 2014.

      The future minimum lease payments under our various operating leases, including the Williams Tower leases are as follows (in thousands):

	Operating Leases
	Williams	Other	Total
	Tower	Leases

2010	$6,709	$177	$6,886
2011	6,780	180	6,960
2012	6,963	131	7,094
2013	7,068	119	7,187
2014	1,768	122	1,890
Thereafter	-	-	-

Total net minimum obligations	$29,288	$729	$30,017

     Our lease expense was $9.8 million in 2009, $9.1 million in 2008, and $9.5 million in 2007.
5. FAIR VALUE MEASUREMENTS
     We are entitled to collect in rates the amounts necessary to fund our asset retirement obligations (ARO). We deposit monthly, into an external trust account, the revenues specifically designated for ARO. We established the ARO trust account (ARO Trust) on June 30, 2008. The ARO Trust carries a moderate risk portfolio. We measure the financial instruments held in our ARO Trust at fair value. However, in accordance with the ASC Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•
Level 1 – Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust totaling $22.0 million at December 31, 2009. These financial instruments include money market funds, U.S. equity funds, international equity funds and municipal bond funds.

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

6. EMPLOYEE BENEFIT PLANS
     Pension and other postretirement benefit plans We participate in pension and other postretirement benefit plans sponsored by Williams. We account for these plans on the multi-employer accounting model in which we expense the amounts billed to us by Williams or other Williams’ affiliates for our participation in these plans. We recognized pension expense of $20.3 million, $5.2 million and $6.4 million for 2009, 2008 and 2007, respectively. We recognized other postretirement benefit expense of $3.3 million, $3.6 million and $4.3 million for 2009, 2008 and 2007, respectively.
     We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to revenues or expense and collected or refunded through future rate adjustments. The amounts of postretirement benefits costs deferred as a regulatory liability at December 31, 2009 and 2008 are $4.7 million and $2.7 million, respectively, and are expected to be refunded through future rates. The amounts of postretirement benefits costs deferred as regulatory assets at December 31, 2009 and 2008 are $7.9 million and $10.7 million respectively, and are currently being recovered over a ten year period beginning March 1, 2007.
     Defined contribution plan Our employees participate in a Williams defined contribution plan. We recognized compensation expense of $6.7 million, $6.3 million and $6.0 million in 2009, 2008 and 2007, respectively, for Williams’ company matching contributions to this plan.
     Employee Stock-Based Compensation Plan Information The Williams Companies, Inc. 2007 Incentive Plan (Plan) was approved by stockholders on May 17, 2007. The Plan provides for Williams common-stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
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
     Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2009, 2008 and 2007 was $3.2 million, $2.4 million and $2.1 million, respectively, excluding amounts allocated from WGP and Williams.
     Business Restructuring In connection with Williams’ recent restructuring, all of our employees were transferred to another Williams’ affiliate effective as of February 16, 2010. This affiliate will provide the personnel to perform the services previously conducted by our employees and will charge us for these services according to a new service agreement. (See Note 9.)

7.   INCOME TAXES
     Following is a summary of the (benefit) provision for income taxes for 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Current:
Federal	$-	$36,286	$105,533
State	(248)	1,390	13,462

	(248)	37,676	118,995

Deferred:
Federal	-	(867,400)	(13,294)
State	-	(130,982)	(1,987)

	-	(998,382)	(15,281)

(Benefit) provision for income taxes	$(248)	$(960,706)	$103,714

     Following is a reconciliation of the (benefit) provision for income taxes at the federal statutory rate to the (benefit) provision for income taxes (in thousands):

	2009	2008	2007

Taxes computed by applying the federal statutory rate	$-	$118,362	$96,552
State income taxes (net of federal benefit)	(248)	8,331	7,459
Other, net	-	(628)	(297)

(Benefit) provision for income taxes prior to conversion from a corporation to LLC	(248)	126,065	103,714

Conversion from corporation to LLC	-	(1,086,771)	-

(Benefit) provision for income taxes	$(248)	$(960,706)	$103,714

     Following our conversion on December 31, 2008 to a single member limited liability company, for which an election was made to be treated as a disregarded entity, we are no longer subject to income tax, except for the Texas Gross Margin tax. Subsequent to the conversion, all deferred income taxes were eliminated.
     In 2009, the state income taxes reflect a current benefit for the Texas Gross Margin tax. Since we are considered a Service business for Texas tax purposes, we are not allowed a cost of goods sold deduction for book to tax differences and therefore there is no deferred Texas Gross Margin tax.
     As of December 31, 2009, the Internal Revenue Service (IRS) examinations of Williams’ consolidated U.S. income tax returns for 2008 is in process. IRS examinations for 1997 through 2007 have been completed at the field level but the years remain open for certain disagreed issues. The statute of limitations for most states expires one year after IRS audit settlement.

8.  FINANCIAL INSTRUMENTS AND GUARANTEES
     Fair value of financial instruments The carrying amount and estimated fair values of our financial instruments as of December 31, 2009 and 2008 are as follows (in thousands):

	Carrying Amount		Fair Value
	2009	2008	2009	2008

Financial assets:
Cash	$108	$428	$108	$428
Short-term financial assets	-	186,249	-	186,249
Long-term financial assets	373	655	373	655
Financial liabilities:
Long-term debt, including current portion	1,278,770	1,277,679	1,417,300	1,154,943
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
     The fair value of our publicly traded long-term debt is valued using year-end traded bond market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 2009 and 2008, 100 percent of long-term debt was publicly traded. As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. Advances are stated at the historical carrying amounts. At December 31, 2009, the advances due to us by Williams totaled $186.1 million and are reflected as a reduction of owner's equity. At December 31, 2008, the advances due to us by Williams totaled $186.2 million and are reflected in current assets. Advances to affiliates are due on demand. However, in accordance with the restructuring of Williams’ business in February 2010, our Management Committee authorized a distribution which included an amount equivalent to our advance balance and related interest outstanding. Accordingly, our advance balance and related interest receivable at December 31, 2009 are reflected as a reduction of owner’s equity as the advances will not be available to us as working capital.
9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
     Major Customers In 2009, operating revenues received from National Grid (formerly known as KeySpan Corporation), Public Service Enterprise Group, and Piedmont Natural Gas Company, our three major customers, were $120.3 million, $111.4 million, and $78.4 million, respectively. In 2008, operating revenues received from Public Service Enterprise Group, National Grid, and Piedmont Natural Gas Company, our three major customers, were $132.3 million, $120.4 million, and $81.8 million, respectively. In 2007, operating revenues received from Public Service Enterprise Group, KeySpan Corporation, and Piedmont Natural Gas Company, our three major customers, were $141.9 million, $86.1 million, and $84.4 million, respectively.
     Affiliates As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2009, the advances due to us by Williams totaled $186.1 million and are reflected as a reduction of owner’s equity. At December 31, 2008, the advances due to us by Williams totaled approximately $186.2 million and are reflected in current assets. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. At December 31, 2009, the interest rate was 8.02 percent. We received interest income from advances to Williams of $19.1 million, $22.0 million, and $14.9 million during 2009, 2008 and 2007, respectively. Such interest income is included in Other Income – affiliates on the accompanying Consolidated Statement of Income. However, in connection with Williams’ restructuring in February 2010, our Management Committee authorized a distribution which included an amount equivalent to our advance balance and related interest outstanding. Accordingly, our advance balance and related interest receivable at December 31, 2009 are reflected as a reduction of owner’s equity as the advances will not be available to us as working capital.
     Included in our operating revenues for 2009, 2008 and 2007 are revenues received from affiliates of $21.9 million, $35.8 million, and $42.8 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our jurisdictional merchant gas sales. The agency fees billed by WGM for 2007 through 2009 were not significant.
     Included in our cost of sales for 2009, 2008 and 2007 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $5.2 million, $14.3 million, and $9.7 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2009, 2008 and 2007 were $50.7 million, $44.9 million, and $53.2 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services (WFS) facilities. Transco recorded reductions in operating expenses for services provided to and reimbursed by WFS of $9.1 million, $7.8 million, and $5.8 million in 2009, 2008 and 2007 respectively, under terms of the operating agreement.
     As a result of Williams’ restructuring of its business units, effective as of February 16, 2010, all of our former employees were transferred to our affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. On February 17, 2010, we entered into an administrative services agreement pursuant to which TPS will provide personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we will reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation and benefits) in connection with these services.

10. ASSET RETIREMENT OBLIGATIONS
     We record an asset and a liability equal to the present value of each expected future ARO. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset which will be amortized commensurate with our collection of those costs in rates.
     The asset retirement obligation at December 31, 2009 and 2008 was $229.4 million. During 2009 and 2008, our overall asset retirement obligation changed as follows (in thousands):

	2009	2008
Beginning balance	$229,360	$141,416
Accretion	16,148	41,196
New obligations	317	5,022
Changes in estimates of existing obligations	(6,592)	47,447
Property dispositions	(9,832)	(5,721)

Ending balance	$229,401	$229,360

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
     We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements shall be deposited into an external trust account dedicated to funding our ARO. On June 30, 2008, we deposited the initial funding of $11.2 million, which included an adjustment for the total spending on ARO requirements as of May 31, 2008. We have an annual funding obligation of approximately $16.7 million, with installments to be deposited monthly.

11. REGULATORY ASSETS AND LIABILITIES
     The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2009 and December 31, 2008 are as follows (in millions):

Regulatory Assets	2009	2008
		(Restated)
Grossed-up deferred taxes on equity funds used during construction	$89.9	$92.0
Asset retirement obligations	95.9	85.9
Deferred taxes	12.4	13.5
Deferred gas costs	-	4.2
Environmental costs	0.6	1.8
Postretirement benefits other than pension	7.9	10.7
Fuel cost	66.0	74.0
Electric power cost	-	2.5

Total Regulatory Assets	$272.7	$284.6

Regulatory Liabilities

Negative salvage	$66.7	$47.1
Deferred cash out	2.2	9.8
Sentinel project	0.2	-
Electric power cost	1.6	-
Deferred gas costs	0.5	-
Postretirement benefits other than pension	4.7	2.7

Total Regulatory Liabilities	$75.9	$59.6

12. QUARTERLY INFORMATION (UNAUDITED)
     The following summarizes selected quarterly financial data for 2009 and 2008 (in thousands):

2009	First	Second	Third	Fourth (1)
	(Restated)	(Restated)
Operating revenues	$289,760	$312,739	$273,121	$281,967
Operating expenses	195,716	229,212	198,947	200,094

Operating income	94,044	83,527	74,174	81,873
Interest expense	23,489	23,549	23,633	23,709
Other (income) and deductions, net	(9,859)	(10,228)	(11,554)	(9,230)

Income before income taxes	80,414	70,206	62,095	67,394
Benefit for income taxes	-	-	-	(248)

Net income	$80,414	70,206	$62,095	$67,642

2008	First (2)	Second (3)	Third (4)	Fourth (5)
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$306,626	$299,593	$299,434	$295,559
Operating expenses	196,173	194,719	201,973	214,823

Operating income	110,453	104,874	97,461	80,736
Interest expense	24,327	24,495	23,811	23,606
Other (income) and deductions, net	(9,976)	(11,129)	(10,065)	(9,724)

Income before income taxes	96,102	91,508	83,715	66,854
Provision (Benefit) for income taxes	36,524	34,801	31,442	(1,063,473)

Net income	$59,578	$56,707	$52,273	$1,130,327

(1) Includes a $10.5 million decrease to operating expenses resulting from state franchise tax reductions and a $2.5 million increase to operating expenses resulting from an accrued obligation associated with an unclaimed property audit.
(2) Includes a $2.4 million increase to operating revenues resulting from an adjustment to the reserve for rate refunds.
(3) Includes a $9.5 million decrease to operating expenses resulting from a gain on the sale of top gas from the Eminence storage facility and a $3.4 million decrease to operating expenses resulting from recording the difference between amounts accrued and amounts collected in rates for Asset Retirements Obligations.
(4) Includes a $10.4 million decrease to operating expenses resulting from a gain on the sale of South Texas assets and a $4.0 million increase to operating expenses resulting from an accrual for a pipeline rupture near Appomattox, Virginia. The accrual was subsequently increased to $4.5 million in the fourth quarter.
(5) Includes a $2.1 million decrease to operating expenses resulting from the reversal of a liability associated with unidentified transportation and exchange gas for a prior year.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
		Charged to
	Beginning	Costs and					Ending
Description	Balance	Expenses	Other		Deductions		Balances
Year ended December 31, 2009:
Reserve for rate refunds	$14,362	$-	$(12,542)		$(1,256)		$564
Reserve for doubtful receivables	424	-	-		(11)		413
Year ended December 31, 2008:		-
Reserve for rate refunds	98,035	-	61,387		(145,060	)(1)	14,362
Reserve for doubtful receivables	462	-	-		(38)		424
Year ended December 31, 2007:		-
Reserve for rate refunds	2,232	-	106,163	(2)	(10,360)		98,035
Reserve for doubtful receivables	503	-	-		(41)		462
     (1) Rate refunds were paid in the Third Quarter of 2008.
     (2) Additions to reserve for rate refunds primarily due to placing into effect, subject to refund, the rates in Docket No. RP06-569 March 1, 2007.
Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
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
     An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and

Treasurer. Previously, our management had concluded that our Disclosure Controls were effective at a reasonable assurance level at December 31, 2008. Based upon our current evaluation, which considered the material weakness described in Management’s Report on Internal Control Over Financial Reporting, our Senior Vice President and our Vice President and Treasurer concluded that these Disclosure Controls were not effective at a reasonable assurance level at December 31, 2008. Our management also concluded that these Disclosure Controls were not effective at a reasonable assurance level at December 31, 2009.
     As discussed in Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control Over Financial Reporting and Note 2 of the Notes to Consolidated Financial Statements, in the first quarter of 2010, we identified a material weakness related to the manner in which we presented and recognized certain pension and post retirement obligations in certain benefit plans for which our parent is the plan sponsor. We have corrected our method of accounting for the parent-allocated amounts related to certain pension and post retirement plans to the multi-employer model. We have also enhanced our controls that ensure proper selection and application of generally accepted accounting principles.
Management’s Annual Report on Internal Control over Financial Reporting
     See report set forth above in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
     There have been no changes during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting. However, in the first quarter of 2010, we enhanced our controls that ensure proper selection and application of generally accepted accounting principles. We also made the change described above in our method of accounting for parent-allocated amounts related to certain pension and post retirement plans and that change is reflected in our financial statements for the period ended December 31, 2009.
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

Item 14. Principal Accountant Fees and Services
     Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2009	2008
Audit Fees	$1,950	$2,086
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$1,950	$2,086

     Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation. Audit-related fees include other attestation services.
     As a wholly owned subsidiary of Williams, we do not have a separate Audit Committee. The Williams Audit Committee policies and procedures for pre-approving audit and non-audit services will be set forth in the proxy statement for Williams’ 2010 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on the Williams website at http://www.williams.com under the heading “Investors-SEC Filings”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page
Reference to
2009 10-K

A. Index

1. Financial Statements:

Management’s Report on Internal Control over Financial Reporting	42

Report of Independent Registered Public Accounting Firm - Ernst &Young LLP	44

Consolidated Statement of Income for the Years Ended December 31, 2009, 2008 and 2007	45

Consolidated Balance Sheet as of December 31, 2009 and 2008	46-47

Consolidated Statement of Owner’s Equity for the Years Ended December 31, 2009, 2008 and 2007	48

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	49

Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	50-51

Notes to Consolidated Financial Statements	52-84

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2009, 2008 and 2007	85
The following schedules are omitted because of the absence of the conditions under which they are required:

I, III, IV, and V.

3.	Exhibits:

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(3)	Articles of incorporation and by-laws

-	1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed as Exhibit 3.1 to our Form 10-K filed February 26, 2009).

-	2	Operating Agreement of Transco dated December 31, 2008 (filed as Exhibit 3.2 to our Form 10-K filed February 26, 2009).
(4)	Instruments defining the rights of security holders, including indentures

-	1	Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to our Form S-3 filed April 2, 1996 File No. 333-2155).

-	2	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to our Form S-4 filed November 8, 2001 File No. 333-72982).

-	3
Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002 File No. 1-4174).

-	4	Indenture dated December 17, 2004 between our and JPMorgan Chase, N.A., as Trustee (filed as Exhibit 4.1 to our Form 8-K filed December 21, 2004).

-	5	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed as Exhibit 4.1 to our Form 8-K filed April 11, 2006).

-	6	Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to our form 8-K filed May 23, 2008)
(10)	Material contracts

-	1
Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to our Form 10-K filed March 30, 2005).

-	2
Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 8-K, filed May 1, 2006 File Number 1-4174).

-	3
Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K filed May 15, 2007 (File No. 001-04174) and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007).

-	4
Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K filed on November 28, 2007 (File No. 001-04174) and incorporated by reference as Exhibit 10.1 to our Form 8-K filed November 28, 2007).

-	5
Registration Rights Agreement, dated as of May 22, 2008 between Transco and Banc of America Securities LLC, Greenwich Capital Markets, Inc., and J.P. Morgan Securities Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.1 to our Form 8-K filed May 23, 2008).

-	6
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.1 to our Form 8-K filed February 22, 2010).

-	7
Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed as Exhibit 10.3 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.2 to our Form 8-K filed February 22, 2010).

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

Jeffrey P. Heinrichs
Controller and Assistant Treasurer
Date: February 22, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Frank J. Ferazzi

By /s/ JEFFREY P. HEINRICHS

Jeffrey P. Heinrichs
Attorney-in-fact
Date: February 22, 2010

INDEX OF EXHIBITS

Exhibit
No.	Description

3.1
Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed as Exhibit 3.1 to our Form 10-K filed February 26, 2009) and incorporated herein by reference.

3.2	Operating Agreement of Transco dated December 31, 2008 (filed as Exhibit 3.2 to our Form 10-K filed February 26, 2009) and incorporated herein by reference.

4.1	Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to our Form S-3 filed April 2, 1996 File No. 333-2155) and incorporated herein by reference.

4.2	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to our Form S-4 filed November 8, 2001 File No. 333-72982) and incorporated herein by reference.

4.3
Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002 File No. 1-4174) and incorporated herein by reference.

4.4	Indenture dated December 17, 2004 between Transco and JPMorgan Chase, N.A., as Trustee (filed as Exhibit 4.1 to our Form 8-K filed December 21, 2004) and incorporated herein by reference.

4.5	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed as Exhibit 4.1 to our Form 8-K filed April 11, 2006) and incorporated herein by reference.

4.6
Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to our form 8-K filed May 23, 2008) and incorporated herein by reference.

10.1
Lease Agreement, dated October 23, 2003, between Transco and Transco Tower Limited, a Texas limited partnership as amended March 10, 2004, March 11, 2004, May 10, 2004, and June 25, 2004 (filed as Exhibit 10.2 to our Form 10-K filed March 30, 2005) and incorporated herein by reference.

10.2
Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to The Williams Companies, Inc. Current Report on Form 8-K, filed May 1, 2006 File No. 1-4174) and incorporated herein by reference.

10.3
Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K filed May 15, 2007 (File No. 001-04174) and incorporated by reference as Exhibit 10.1 to our Form 8-K filed May 15, 2007) and incorporated herein by reference.

10.4
Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K filed November 28, 2007 (File No. 001-04174) and incorporated by reference as Exhibit 10.1 to our Form 8-K filed November 28, 2007) and incorporated herein by reference.

10.5
Registration Rights Agreement, dated as of May 22, 2008 between Transco and Banc of America Securities LLC, Greenwich Capital Markets, Inc., and J.P. Morgan Securities Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.1 to our Form 8-K filed May 23, 2008) and incorporated herein by reference.

10.6
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.1 to our Form 8-K filed February 22, 2010) and incorporated herein by reference

10.7
Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed as Exhibit 10.3 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.2 to our Form 8-K filed February 22, 2010) and incorporated herein by reference.

23*		Consent of Independent Registered Public Accounting Firm

24*		Power of attorney

31.1	*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
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