Form 10-Q
period 2010-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2010-10-28
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-7584
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1079400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2800 Post Oak Boulevard
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
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
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);
•	The strength and financial resources of our competitors;
•	Development of alternative energy sources;
•	The impact of operational and development hazards;
•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;
•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;
•	Changes in maintenance and construction costs;
•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;
•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit:
•	Risks associated with future weather conditions;
•	Acts of terrorism; and
•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

PART 1 — FINANCIAL INFORMATION.
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues:
Natural gas sales	$34,829	$17,350	$78,256	$80,693
Natural gas transportation	233,212	218,320	690,865	664,816
Natural gas storage	36,328	36,160	109,818	108,516
Other	694	1,724	3,854	22,962

Total operating revenues	305,063	273,554	882,793	876,987

Operating Costs and Expenses:
Cost of natural gas sales	34,829	17,319	78,256	80,661
Cost of natural gas transportation	8,692	3,024	21,030	12,873
Operation and maintenance	56,145	62,366	177,606	183,694
Administrative and general	38,686	39,875	113,857	120,157
Depreciation and amortization	62,254	61,591	187,250	183,297
Taxes — other than income taxes	11,596	11,098	35,751	35,516
Other expense, net	5,589	3,674	9,352	7,677

Total operating costs and expenses	217,791	198,947	623,102	623,875

Operating Income	87,272	74,607	259,691	253,112

Other (Income) and Other Deductions:
Interest expense	23,751	23,633	71,031	70,671
Interest income — affiliates	(31)	(5,245)	(2,209)	(14,543)
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,319)	(4,024)	(9,150)	(8,958)
Equity in earnings of unconsolidated affiliates	(1,530)	(1,612)	(4,596)	(4,517)
Miscellaneous other (income) deductions, net	(5,239)	(240)	(3,925)	(2,255)

Total other (income) and other deductions	13,632	12,512	51,151	40,398

Income before Income Taxes	73,640	62,095	208,540	212,714

Provision for Income Taxes	169	—	403	—

Net Income	$73,471	$62,095	$208,137	$212,714

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash	$104	$108
Receivables:
Affiliates	2,906	5,132
Advances to affiliates	180,748	—
Others, less allowance of $411 ($413 in 2009)	95,640	117,148
Transportation and exchange gas receivables	5,400	7,250
Inventories	60,863	39,164
Regulatory assets	60,923	75,016
Other	18,184	11,792

Total current assets	424,768	255,610

Investments, at cost plus equity in undistributed earnings	43,985	45,488

Property, Plant and Equipment:
Natural gas transmission plant	7,527,972	7,354,805
Less-Accumulated depreciation and amortization	2,604,911	2,474,680

Total property, plant and equipment, net	4,923,061	4,880,125

Other Assets:
Regulatory assets	199,457	197,676
Other	55,644	42,884

Total other assets	255,101	240,560

Total assets	$5,646,915	$5,421,783

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables
Affiliates	$20,498	$24,409
Other	79,321	88,780
Transportation and exchange gas payables	3,315	1,434
Accrued liabilities	90,592	116,226
Reserve for rate refunds	62	564
Current maturities of long-term debt	299,906	—

Total current liabilities	493,694	231,413

Long-Term Debt	979,740	1,278,770

Other Long-Term Liabilities:
Asset retirement obligations	224,024	229,401
Regulatory liabilities	105,139	72,021
Accrued employee benefits	—	6,476
Other	7,499	9,145

Total other long-term liabilities	336,662	317,043

Contingent liabilities and commitments (Note 3)

Owner’s Equity:
Member’s capital	1,652,434	1,652,434
Loans to parent	—	(237,526)
Retained earnings	2,184,514	2,180,367
Accumulated other comprehensive loss	(129)	(718)

Total owner’s equity	3,836,819	3,594,557

Total liabilities and owner’s equity	$5,646,915	$5,421,783

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$208,137	$212,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	187,224	184,299
Allowance for equity funds used during construction (Equity AFUDC)	(6,307)	(5,860)
Changes in operating assets and liabilities:
Receivables — affiliates	3,717	(14,100)
— others	21,508	(2,830)
Transportation and exchange gas receivables	1,850	7,727
Inventories	(25,984)	21,338
Payables — affiliates	(21,756)	(11,584)
— others	(5,753)	(53,693)
Transportation and exchange gas payables	1,881	(21)
Accrued liabilities	14	(24,016)
Reserve for rate refunds	(502)	(13,066)
Other, net	26,072	20,759

Net cash provided by operating activities	390,101	321,667

Cash flows from financing activities:
Change in cash overdrafts	2,545	9,591
Cash distributions	(203,791)	(100,000)

Net cash used in financing activities	(201,246)	(90,409)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(237,037)	(160,945)
Disposal of property, plant and equipment, net	7,416	(9,059)
Advances to affiliates, net	55,089	(57,205)
Purchase of ARO trust investments	(37,693)	(37,455)
Proceeds from sale of ARO trust investments	23,695	32,912
Other, net	(329)	180

Net cash used in investing activities	(188,859)	(231,572)

Net decrease in cash	(4)	(314)
Cash at beginning of period	108	428

Cash at end of period	$104	$114

* Increases to property, plant and equipment	$(222,983)	$(190,484)
Changes in related accounts payable and accrued liabilities	(14,054)	29,539

Property, plant and equipment additions, net of equity AFUDC	$(237,037)	$(160,945)

Supplemental disclosures of significant non-cash transactions:
Loans to Parent reclassified to equity	$—	$(11,568)
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
General.
     On December 31, 2009, Transco was a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP was a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On February 17, 2010, Williams completed a strategic restructuring which involved contributing substantially all of its domestic midstream and pipeline businesses, which includes us, to Williams Partners L.P. (WPZ). WPZ, a master limited partnership with publicly traded units, is controlled by and consolidated with Williams. At September 30, 2010, WPZ owned a 100 percent interest in Transco and Williams held an approximate 77 percent interest in WPZ, comprised of an approximate 75 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
     Effective September 2009, WGP contributed its ownership interests in the following entities to us: TransCardinal Company, LLC (TransCardinal), Cardinal Operating Company, LLC (Cardinal Operating), TransCarolina LNG Company, LLC (TransCarolina) and Pine Needle Operating Company, LLC (Pine Needle Operating).
     The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2010 and December 31, 2009 consist of Cardinal with ownership interest of approximately 45 percent and Pine Needle with ownership interest of 35 percent. Distributions received from our equity method investments were $6.7 million in the nine months ended September 30, 2010. In addition, distributions totaling $3.7 million were received by WGP during the nine months ended September 30, 2009 when it owned the equity method investments.
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K.
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
     Certain reclassifications from non-operating income to operating income, related to oil and gas royalties of $0.4 million and $1.4 million, for the three months and nine months ended September 30, 2009, respectively, have been made to the 2009 financial statements to conform to the 2010 presentation.
2. RESTATEMENT.
     As discussed in our 2009 Annual Report on Form 10-K, on January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which we had presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. We concluded that the impact of the error is not material to any of the three quarterly periods of 2009. See Note 8.
3. CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters.
     On March 1, 2001, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing (Docket No. RP01-245) to recover increased costs. All cost of service, throughput and throughput mix, cost allocation and rate design issues in this rate proceeding were resolved by settlement or litigation. On September 16, 2010, the FERC issued an order resolving the one remaining tariff matter in this proceeding. The Docket No. RP01-245 rates were effective from September 1, 2001 to March 1, 2007.
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
Environmental Matters.
     Since 1989, we have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $8 million to $10 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2010, we had a balance of approximately $4.3 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.5 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2009, we had a balance of approximately $4.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.9 million).
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
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in the fourth quarter of 2010 and anticipates designation of new eight-hour non-attainment areas under the new 2010 ozone NAAQS standards in July 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the hazardous air pollutant regulations are estimated to include costs in the range of $10 million to $15 million through 2013, the compliance date.
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year fromstationary fossil fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. Subsequently, the EPA proposed additional reporting requirements on April 12, 2010 to address fugitive/vented GHG emissions from petroleum and natural gas facilities. Final promulgation of the additional reporting requirements is expected by late 2010, with an effective date of January 1, 2011. At such time, facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $5 million to $7 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, these estimated costs of environmental assessment and remediation, less amounts collected, have been recorded as regulatory assets in Current Assets, in the accompanying Condensed Consolidated Balance sheet. We had no environmental related regulatory assets at September 30, 2010. At December 31, 2009, we had recorded approximately $0.6 million of environmental related regulatory assets.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. In July 2009, the EPA requested additional information pertaining to these compressor stations; in August 2009, we submitted the requested information. In August, 2010, the EPA requested, and we provided, similar information for a compressor station in Maryland.
Safety Matters.
     Pipeline Integrity Regulations. We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required initial assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $120 million and $180 million over the remaining assessment period of 2010 through 2012, the majority of which are capital expenditures. Management considers the cost associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Other Commitments.
     Commitments for construction and gas purchases. We have commitments for construction and acquisition of property, plant and equipment of approximately $208 million at September 30, 2010. We have commitments for gas purchases of approximately $38 million at September 30, 2010. See Note 1 for our discussion of our agency agreement with WGM.
4. DEBT AND FINANCING ARRANGEMENTS.
Revolving Credit and Letter of Credit Facility.
     Prior to Williams’ restructuring of its business, we participated in Williams’ unsecured $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. As part of the restructuring, we were removed as borrowers under the Credit Facility, and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (the “New Credit Facility”) with WPZ and Northwest Pipeline GP (“Northwest”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Northwest. At September 30, 2010, no loans are outstanding and no letters of credit are issued under the New Credit Facility.
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
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (EBITDA) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At September 30, 2010, we are in compliance with this covenant.
     The New Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
Current Maturities of Long-Term Debt.
     The current maturities of long-term debt at September 30, 2010 are associated with $300 million of 7.00 percent Notes that mature on August 15, 2011. It is our intent to refinance this debt.
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
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 consists of financial instruments in our ARO Trust totaling $37.0 million at September 30, 2010 and $22.0 million at December 31, 2009. These financial instruments include the following (in millions);

	September 30,	December 31,
	2010	2009
Money market funds	$2.5	$0.2
U.S. equity funds	15.6	10.5
International equity funds	5.7	3.0
Municipal bond funds	13.2	8.3

Total	$37.0	$22.0

•	Level 2 – Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. We do not have any Level 2 measurements.

•	Level 3 – Includes inputs that are not observable for which there is little, if any market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. We do not have any Level 3 measurements.
     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers in or out of Level 1 and Level 2 occurred during the period ended September 30, 2010.
6. FINANCIAL INSTRUMENTS.
     Fair value of financial instruments. The carrying amount and estimated fair values of our financial instruments as of September 30, 2010 and December 31, 2009 are as follows (in thousands);

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash	$104	$104	$108	$108
Short-term financial assets	180,944	180,944	—	—
ARO Trust Investments	37,022	37,022	21,977	21,977
Long-term financial assets	172	172	373	373
Financial liabilities:
Long-term debt, including current portion	1,279,646	1,459,833	1,278,770	1,417,300
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
     The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. At September 30, 2010 and December 31, 2009, 100 percent of long-term debt was publicly traded. As a participant in Williams’ or WPZ’s cash management program, we made advances to and received advances from Williams and WPZ. Advances were stated at the historical carrying amounts. At September 30, 2010, the advances due to us by WPZ total $180.7 million and are reflected in current assets. At December 31, 2009, the advances due to us by Williams totaled $186.1 million and were reflected as a reduction of owner’s equity. Advances to affiliates are due on demand. However, in connection with the restructuring of Williams’ business in February 2010, our Management Committee authorized a distribution which included an amount equivalent to our advance balance and related interest outstanding. Accordingly, our advance balance and related interest receivable at December 31, 2009 were reflected as a reduction of owner’s equity as the advances were not available to us as working capital. See Note 7.
7. TRANSACTIONS WITH AFFILIATES.
     As a participant in Williams’ cash management program, we made advances to and received advances from Williams. The interest rate on these intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program terminated on February 28, 2010. We received interest income from advances to Williams of $2.2 million and $14.5 million during the nine months ended September 30, 2010 and 2009, respectively.
     Subsequent to Williams’ restructuring in February 2010, we became a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2010, the advances due us by WPZ totaled approximately $180.7 million. The advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2010, the interest rate was 0.07 percent. The interest income from these advances to WPZ was minimal during the nine months ended September 30, 2010.
     Included in our operating revenues for the nine months ending September 30, 2010 and 2009 are revenues received from affiliates of $18.1 million and $15.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement, WGM manages our remaining jurisdictional merchant gas sales. The agency fees billed by WGM under the agency agreement for the nine months ending September 30, 2010 and 2009 were not significant.
     Included in our cost of sales for the nine months ending September 30, 2010 and 2009 is purchased gas cost from affiliates of $3.5 million and $4.1 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams charges its subsidiary companies for management services provided by it and other affiliated companies. Included in our administrative and general expenses for the nine months ending September 30, 2010 and 2009, are $39.9 million and $39.0 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the nine months ending September 30, 2010 and 2009, we recorded reductions in operating expense of $5.3 million and $7.4 million, respectively, for services provided to and reimbursed by WFS under terms of the operating agreement.
     Two distributions totaling approximately $203.8 million were declared and paid to WGP and a $0.2 million non cash distribution was made to WGP during the nine months ended September 30, 2010. Cash distributions of $50.0 million were paid during each of the quarters ended June 30, 2009 and September 30, 2009. No distributions were paid in the quarter ended March 31, 2009. In October 2010 we declared a $130.0 million cash distribution to our parent, Williams Partners Operating, LLC (WPO).
     In October 2010, WPO authorized a $75.0 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

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
8. COMPREHENSIVE INCOME.
     Comprehensive income is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009*	2010	2009*
		(Restated)		(Restated)
Net income	$73,471	$62,095	$208,137	$212,714
Equity interest in unrealized gain on interest rate hedge	538	8	589	268

Total comprehensive income	$74,009	$62,103	$208,726	$212,982

*	Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (see Note 2 of Notes to Condensed Consolidated Financial Statements). The effect of the restatement decreased Total Comprehensive Income by $2.3 million and $6.9 million for the three and nine months ended September 30, 2009, respectively.

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
RESULTS OF OPERATIONS.
Operating Income and Net Income.
     Operating income for the nine months ended September 30, 2010 was $259.7 million compared to operating income of $253.1 million for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $208.1 million compared to $212.7 million for the nine months ended September 30, 2009. The increase in Operating income of $6.6 million (2.6 percent) was primarily due to higher Natural gas transportation revenues partially offset by lower Other revenues in 2010 compared to 2009. The decrease in Net income of $4.6 million (2.2 percent) was mostly attributable to higher net deductions in Other (Income) and Other Deductions, partially offset by the increase in Operating income.
Transportation Revenues.
     Operating revenues: Natural gas transportation for the nine months ended September 30, 2010 was $690.9 million, compared to $664.8 million for the same period in 2009. The $26.1 million (3.9 percent) increase was primarily due to higher transportation demand revenues of $24.5 million, $19.2 million from Phase II of our Sentinel expansion placed in service in November 2009 and $5.3 million from Mobile Bay South placed in service in May 2010, and $12.8 million higher revenues which recover electric power and certain other costs. Electric power and certain other costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These increases were partially offset by a decrease of $8.8 million from lower commodity revenues resulting from lower IT Feeder revenue due to displacement of volumes as a result of new interconnects and declining production attached to our IT Feeder laterals.
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

     Our total system deliveries in trillion British Thermal Units (TBtu) for the nine months ended September 30, 2010 and 2009 are shown below.

	Nine Months
	Ended September 30,
Transco System Deliveries (TBtu)	2010	2009
Market-area deliveries:
Long-haul transportation	335.0	502.0
Market-area transportation	1,089.4	765.5

Total market-area deliveries	1,424.4	1,267.5
Production-area transportation	138.4	146.4

Total system deliveries	1,562.8	1,413.9

Average Daily Transportation Volumes (TBtu)	5.7	5.2
Average Daily Firm Reserved Capacity (TBtu)	7.0	6.8
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
     Operating revenues: Natural gas sales were $78.3 million for the nine months ended September 30, 2010 compared to $80.7 million for the same period in 2009. The $2.4 million (3.0 percent) decrease was primarily due to lower cash out sales of $18.6 million, partially offset by sales of Hester base gas and Eminence excess top gas of $10.4 million in 2010, higher system management gas sales of $4.7 million and higher merchant sales of $1.0 million in 2010. Based on operating conditions, it is possible that we may sell additional Hester base gas during the fourth quarter of 2010. Any sales would be at a level less than the actual sales made during the first nine months of 2010. Cash out, system management gas, and merchant sales were offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Storage Revenues.
     Operating revenues: Natural gas storage for the nine months ended September 30, 2010 was comparable to the same period in 2009.
Other Revenues.
     Operating revenues: Other decreased $19.1 million (83.0 percent) to $3.9 million for the nine months ended September 30, 2010 when compared to the same period in 2009, primarily due to a $18.0 million decrease in Park and Loan Service. The Park and Loan Service has decreased as a result of lower gas volumes parked and/or loaned by customers in 2010 due to unfavorable pricing conditions in the market. We expect revenues from this service to remain low for the remainder of the year.
Other Operating Costs and Expenses.
     Excluding the Cost of natural gas sales of $78.3 million for the nine months ended September 30, 2010 and $80.7 million for the comparable period in 2009, our other operating costs and expenses for the nine months ended September 30, 2010 were approximately $1.6 million (0.3 percent) higher than the comparable period in 2009. This increase was primarily attributable to:
•	An increase in Cost of natural gas transportation of $8.1 million (62.8 percent) primarily resulting from a $9.9 million increase due to higher electric power costs in 2010 partially offset by a $1.4 million decrease due to lower gas supply expense resulting from a settlement of an imbalance recorded in 2009. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	An increase in Depreciation and amortization costs of $4.0 million (2.2 percent) primarily resulting from an increase in the depreciation base due to additional plant placed in-service; and

•	An increase in Other expense, net of $1.7 million (22.1 percent) primarily resulting from:
•	A $7.0 million increase in expense for charges related to a regulatory liability for the over collection of postretirement benefits other than pension costs to be returned to our customers. This amount is offset in revenues and therefore has no impact on operating income or results from operations; and

•	A $1.7 million increase related to ARO costs.

•	Partially offset by a $7.6 million gain on the sale of Hester base gas. In October 2008, the FERC granted us authorization to abandon our Hester Storage Field. As part of the abandonment, we are selling the base gas. One of the provisions of the settlement of our Docket No. RP06-569 rate case (See Note 3 of Notes to Condensed Consolidated Financial Statements) requires that Transco share 45 percent of the gain on the sale of the base gas with its customers. (Based on operating conditions, it is possible that we may sell additional Hester base gas during the fourth quarter of 2010. Any sales would be at a level less than the actual sales made during the first nine months of 2010.)
•	Partially offset by a decrease in Administrative and general costs of $6.3 million (5.2 percent) primarily resulting from a decrease related to labor and labor related costs, primarily lower incentive compensation costs and pension costs; and

•	A decrease in Operations and maintenance costs of $6.1 million (3.3 percent) primarily resulting from decreased pension costs.
Other (Income) and Other Deductions.
     Other (income) and other deductions for nine months ended September 30, 2010 were $51.2 million compared to $40.4 million for the same period in 2009. The $10.8 million net increase (26.7 percent) was primarily due to a decrease in Interest income – affiliates of $12.3 million due to overall lower average advances to affiliates in 2010 as compared to the same period in 2009 and a lower interest rate on the note advance to WPZ.
Capital Expenditures.
     Our capital expenditures for the nine months ended September 30, 2010 were $237.0 million, compared to $160.9 million for the nine months ended September 30, 2009. The $76.1 million increase is primarily due to higher spending on expansion projects in 2010. Our capital expenditures estimate for 2010 and future capital projects are discussed in our 2009 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
     Mobile Bay South Expansion Project. The Mobile Bay South Expansion Project involves the addition of compression at our Station 85 in Choctaw County, Alabama to allow us to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In May 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $32 million. The project was placed into service in May 2010 and increased capacity by 254 thousand dekatherms per day (Mdt/d.)
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
     85 North Expansion Project. The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. In September 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $240 million, and it will increase capacity by 309 Mdt/d. The first phase, for 90 Mdt/d, was placed into service on July 9, 2010, and the second phase is expected to be placed into service in May 2011.

     Pascagoula Expansion Project. The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting our existing Mobile Bay Lateral to the outlet pipeline of a proposed LNG import terminal in Mississippi. In July 2010 we received approval from the FERC. Our share of the capital cost of the project is estimated to be approximately $32 million. We plan to place the project into service in September 2011, and our share of its capacity will be 467 Mdt/d.
     Mid-South Expansion Project. The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. We anticipate filing an application with the FERC in the fourth quarter of 2010. The capital cost of the project is estimated to be approximately $219 million. We plan to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdt/d.
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
     Rockaway Delivery Lateral Project. The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We anticipate filing an application with the FERC in the second quarter of 2011. The capital cost of the project is estimated to be approximately $120 million. We plan to place the project into service in November 2013, and its capacity will be 647 Mdt/d.
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
Third Quarter 2010 Changes in Internal Controls
     There have been no changes during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
PART II – OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
     See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS.
     There are no material changes to the Risk Factors previously disclosed in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS.
     The following instruments are included as exhibits to this report.

Exhibit Number	Description

3.1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed on February 26, 2009 as Exhibit 3.1 to the company’s Form 10-K), and incorporated herein by reference.

3.2*	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)
Dated: October 28, 2010	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

3.1	Certificate of Conversion and Certificate of Formation, dated December 24, 2008 and effective on December 31, 2008 (filed on February 26, 2009 as Exhibit 3.1 to the company’s Form 10-K), and incorporated herein by reference.

3.2*	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.