Form 10-Q
period 2011-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2011-05-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART 1 — FINANCIAL INFORMATION.
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating Revenues:
Natural gas sales	$27,042	$27,722
Natural gas transportation	240,376	234,315
Natural gas storage	36,820	37,188
Other	1,118	1,824

Total operating revenues	305,356	301,049

Operating Costs and Expenses:
Cost of natural gas sales	27,042	27,722
Cost of natural gas transportation	11,364	8,529
Operation and maintenance	59,435	58,852
Administrative and general	42,786	35,116
Depreciation and amortization	64,243	62,494
Taxes — other than income taxes	13,535	12,508
Other (income) expense, net	(9,850)	1,193

Total operating costs and expenses	208,555	206,414

Operating Income	96,801	94,635

Other (Income) and Other Deductions:
Interest expense	23,822	23,547
Interest income — affiliates	(10)	(2,162)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,337)	(2,568)
Equity in earnings of unconsolidated affiliates	(1,318)	(1,541)
Miscellaneous other (income) deductions, net	(2,145)	1,236

Total other (income) and other deductions	15,012	18,512

Income before Income Taxes	81,789	76,123

Provision for Income Taxes	103	129

Net Income	$81,686	$75,994

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$107	$148
Receivables:
Affiliates	2,654	4,921
Advances to affiliates	180,898	108,838
Others, less allowance of $406 ($406 in 2010)	102,851	110,434
Transportation and exchange gas receivables	5,892	2,417
Inventories	80,592	85,425
Regulatory assets	45,343	48,444
Other	6,330	13,132

Total current assets	424,667	373,759

Investments, at cost plus equity in undistributed earnings	47,927	43,753

Property, Plant and Equipment:
Natural gas transmission plant	7,769,754	7,674,366
Less-Accumulated depreciation and amortization	2,707,123	2,650,133

Total property, plant and equipment, net	5,062,631	5,024,233

Other Assets:
Regulatory assets	199,019	198,921
Other	57,195	59,223

Total other assets	256,214	258,144

Total assets	$5,791,439	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$24,872	$18,769
Other	97,821	92,647
Transportation and exchange gas payables	1,585	1,646
Accrued liabilities	122,401	119,125
Current maturities of long-term debt	299,959	299,932

Total current liabilities	546,638	532,119

Long-Term Debt	980,302	980,018

Other Long-Term Liabilities:
Asset retirement obligations	220,516	220,644
Regulatory liabilities	115,958	115,563
Other	6,548	6,785

Total other long-term liabilities	343,022	342,992

Contingent liabilities and commitments (Note 2)

Owner’s Equity:
Member’s capital	1,767,434	1,727,434
Retained earnings	2,153,839	2,117,153
Accumulated other comprehensive income	204	173

Total owner’s equity	3,921,477	3,844,760

Total liabilities and owner’s equity	$5,791,439	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$81,686	$75,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	64,321	62,323
Allowance for equity funds used during construction (Equity AFUDC)	(3,704)	(1,718)
Changes in operating assets and liabilities:
Receivables — affiliates	2,267	4,229
— others	7,583	17,523
Transportation and exchange gas receivables	(3,475)	(6,149)
Inventories	4,976	(16,316)
Payables — affiliates	6,103	(22,867)
— others	7,527	4,997
Transportation and exchange gas payables	(61)	3,050
Accrued liabilities	5,869	(10,646)
Other, net	3,779	12,392

Net cash provided by operating activities	176,871	122,812

Cash flows from financing activities:
Cash distributions	(45,000)	(203,791)
Cash contribution from parent	40,000	—
Other, net	(6,032)	(6,022)

Net cash used in financing activities	(11,032)	(209,813)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(84,626)	(56,189)
Disposal of property, plant and equipment, net	(8,508)	5,401
Advances to affiliates, net	(72,060)	140,067
Purchase of long-term investments	(5,914)	—
Purchase of ARO trust investments	(4,576)	(5,696)
Proceeds from sale of ARO trust investments	7,841	3,391
Other, net	1,963	105

Net cash provided by (used in) investing activities	(165,880)	87,079

Net increase (decrease) in cash	(41)	78
Cash at beginning of period	148	108

Cash at end of period	$107	$186

* Increases to property, plant and equipment	$(85,712)	$(38,377)
Changes in related accounts payable and accrued liabilities	1,086	(17,812)

Property, plant and equipment additions, net of equity AFUDC	$(84,626)	$(56,189)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION.
     In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.” Unless the context clearly indicates otherwise, references to “we,” “us,” and “our” include the operations of Cardinal Pipeline Company, LLC (Cardinal) and Pine Needle LNG Company, LLC (Pine Needle) in which we own interests accounted for as equity investments. When we refer to Cardinal and Pine Needle by name, we are referring exclusively to their respective businesses and operations.
General.
     The condensed consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2011 and December 31, 2010 consist of Cardinal with ownership interest of approximately 45 percent and Pine Needle with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $3.1 million and $0.5 million in the three months ended March 31, 2011 and March 31, 2010, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.9 million in the three months ended March 31, 2011, and $2.3 million in April 2011.
     The condensed consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2011, and results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K.
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
     Certain reclassifications from non-operating income to operating income, related to oil and gas royalties of $0.8 million for the three months ended March 31, 2010, have been made to the 2010 financial statements to conform to the 2011 presentation.
2. CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters
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
Environmental Matters
     We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2011, we had a balance of approximately $3.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.9 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2010, we had a balance of approximately $3.8 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.0 million) in the accompanying Condensed Consolidated Balance Sheet.
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
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year from stationary fossil-fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. On March 18, 2011, EPA extended this reporting deadline to September 30, 2011. On November 30, 2010, the EPA issued additional regulations that expand the scope of the Mandatory Reporting Rule to include fugitive and vented greenhouse gas emissions effective January 1, 2011. Facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $7 million to $9 million over the next four to five years.

     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at March 31, 2011 or December 31, 2010.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. The EPA has requested additional information pertaining to these compressor stations, most recently in February 2011. In August, 2010, the EPA requested, and we provided, similar information for a compressor station in Maryland.
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
Other Commitments
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $187 million at March 31, 2011. We have commitments for gas purchases of approximately $31 million at March 31, 2011. See Note 1 for our discussion of our agency agreement with WGM.
3. DEBT AND FINANCING ARRANGEMENT.
Revolving Credit and Letter of Credit Facility.
     We participate in a $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with Williams Partners L.P. (WPZ) and Northwest Pipeline GP (“Northwest”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Northwest. As of March 31, 2011, the full $400 million under the Credit Facility was available.
4. FAIR VALUE MEASUREMENTS.
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
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). We classify our ARO Trust within Level 1 of the hierarchy. Our ARO Trust consists of the following financial instruments (in millions):

	March 31,	December 31,
	2011	2010
Money market funds	$2.5	$1.6
U.S. equity funds	15.3	17.4
International equity funds	6.3	6.0
Municipal bond funds	14.1	15.4

Total	$38.2	$40.4

     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No such transfers occurred during the period ended March 31, 2011.
5. FINANCIAL INSTRUMENTS.
Fair value of financial instruments.
     The carrying amount and estimated fair values of our financial instruments as of March 31, 2011 and December 31, 2010 are as follow (in thousands);

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash	$107	$107	$148	$148
Short-term financial assets	181,045	181,045	108,985	108,985
ARO Trust Investments	38,158	38,158	40,413	40,413
Long-term financial assets	106	106	144	144
Financial liabilities:
Long-term debt, including current portion	1,280,261	1,407,776	1,279,950	1,432,866
     For cash and short-term financial assets (third-party notes receivable and advances to affiliates) that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For ARO Trust investments, the ARO Trust invests in a moderate risk portfolio that is reported at fair value. For long-term financial assets (long-term receivables), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate. The fair value of our publicly traded long-term debt is valued using period-end traded bond market prices.
6. TRANSACTIONS WITH AFFILIATES.
     Prior to The Williams Companies, Inc. (Williams) restructuring in February 2010, we were a participant in Williams’ cash management program, whereby we made advances to and received advances from Williams. The interest rate on these intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. We received interest income from advances to Williams of $2.2 million during the three months ended March 31, 2010.

     Subsequent to Williams’ restructuring in February 2010, we became a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2011 and December 31, 2010, the advances due us by WPZ totaled approximately $180.9 million and $108.8 million, respectively. The advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At March 31, 2011, the interest rate was 0.02 percent. The interest income from these advances to WPZ was minimal during the three months ended March 31, 2011 and March 31, 2010.
     Included in our operating revenues for the three months ending March 31, 2011 and 2010 are revenues received from affiliates of $4.3 million and $6.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WGM manages our jurisdictional merchant gas sales. The agency fees billed by WGM for the three months ended March 31, 2011 and 2010 were not significant.
     Included in our cost of sales for the three months ended March 31, 2011 and 2010 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $3.3 million and $1.5 million, respectively. All gas purchases are made at market or contract prices.
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
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the three months ended March 31, 2011 and 2010, are $14.0 million and $13.8 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the three months ended March 31, 2011 and 2010, we recorded reductions in operating expense of $1.1 million and $1.3 million, respectively, for services provided to and reimbursed by WFS under terms of the operating agreement.
     A distribution of $45.0 million was declared and paid during the quarter ended March 31, 2011. An additional distribution of $56.0 million was declared and paid in April 2011. Two distributions totaling approximately $203.8 million were declared and paid to Williams Gas Pipeline Company, LLC (WGP) and a $0.2 million non cash distribution was made to WGP during the quarter ended March 31, 2010. In the quarter ended March 31, 2011, Williams Partners Operating, LLC (WPO) made a $40.0 million contribution to us to fund a portion of our expenditures for additions to property, plant and equipment. In April 2011, WPO made an additional $46.0 million contribution.
     We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. On February 17, 2010, we entered into an administrative services agreement pursuant to which TPS will provide personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation and benefits) in connection with these services. We were billed $47.0 million and $28.3 million in the three months ended March 31, 2011 and 2010, respectively. Such expenses are primarily included in “Administrative and general” and “Operations and maintenance” expenses on the accompanying Condensed Consolidated Statement of Income.
7. COMPREHENSIVE INCOME.
     Comprehensive income is as follows (in thousands):

	Three Months
	Ended March 31,
	2011	2010

Net income	$81,686	$75,994
Equity interest in unrealized gain/(loss) on interest rate hedge	31	23

Total comprehensive income	$81,717	$76,017

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General.
     The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2010 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS.
Operating Income and Net Income.
     Operating income for the three months ended March 31, 2011 was $96.8 million compared to $94.6 million for the three months ended March 31, 2010. Net income for the three months ended March 31, 2011 was $81.7 million compared to $76.0 million for the three months ended March 31, 2010. The increase in Operating income of $2.2 million (2.3 percent) was primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project and higher Natural gas transportation revenues in 2011 compared to 2010, partially offset by an increase in Operating Costs and Expenses. The increase in Net income of $5.7 million (7.5 percent) was mostly attributable to an increase in Operating income and a favorable change in Other (Income) and Other Deductions.
Transportation Revenues.
     Operating revenues: Natural gas transportation for the three months ended March 31, 2011 increased $6.1 million (2.6 percent) over the same period in 2010. The increase was primarily due to higher transportation demand revenues of $3.9 million, ($2.1 million from the Mobile Bay South project placed in service in May 2010 and $1.8 million from Phase I of our 85 North expansion placed in service in July 2010), and $2.9 million higher revenues which recover electric power and other costs. Electric power and certain other costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These increases were partially offset by a decrease of $0.7 million from lower commodity revenues resulting from declining production attached to our IT Feeder laterals.
Sales Revenues.
     Operating revenues: Natural gas sales decreased $0.7 million (2.5 percent) for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to lower cash out sales of $8.8 million, lower Hester base gas and Eminence excess top gas sales of $3.1 million and lower merchant sales of $0.8 million, partially offset by higher system management gas sales of $12.0 million. Cash out, system management gas, and merchant sales were offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Operating Costs and Expenses.
     Excluding the Cost of natural gas sales, which is directly offset in revenues, of $27.0 million for the three months ended March 31, 2011 and $27.7 million for the comparable period in 2010, our operating costs and expenses for the three months ended March 31, 2011 increased approximately $2.9 million (1.6 percent) over the comparable period in 2010. This increase was primarily attributable to:
•	A $2.9 million (34.1 percent) increase in Cost of natural gas transportation primarily due to higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•	A $7.7 million (21.9 percent) increase in Administrative and general costs primarily resulting from an increase in employee related benefit costs, and;

•	A $1.7 million (2.7 percent) increase in Depreciation and amortization costs primarily resulting from an increase in the depreciation base due to additional plant placed in service in 2010.

•	Partially offset by an $11.1 million favorable increase (925.0 percent) in Other (income) expense, net primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.
Other (Income) and Other Deductions.
     Other (income) and other deductions for the three months ended March 31, 2011 decreased $3.5 million (18.9 percent) over the same period in 2010. The decrease was primarily due to higher Allowance for equity and borrowed funds used during construction (AFUDC) of $2.7 million due to higher construction spending in 2011 as compared to 2010 and lower Miscellaneous other (income) deductions, net of $3.3 million primarily due to a lower amount of reimbursements for tax gross-up related to reimbursable projects, partially offset by a $2.2 million decrease in Interest income — affiliates due to a lower rate on the note advance to WPZ.

Eminence Storage Field Leak.
     On December 28, 2010, we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Since that time, we have reduced the pressure in the cavern by safely venting and flaring gas. Due to the leak at this cavern and damage to the well at an adjacent cavern, both caverns are out of service. To date, the event has not affected the performance of our obligations under our service agreements with our customers.
     As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. Therefore, we intend to file an application seeking authorization from the FERC to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $38 million, which is expected to be spent in 2011 and the first half of 2012. This estimate is subject to change as work progresses and additional information becomes known. We will seek recovery of these costs, net of insurance proceeds, in future rate filings.
     In the first quarter of 2011, we incurred $3.6 million of expense related primarily to costs to ensure the safety of the surrounding area.
Capital Expenditures.
     Our capital expenditures for the three months ended March 31, 2011 were $84.6 million, compared to $56.2 million for the three months ended March 31, 2010. The $28.4 million increase is primarily due to higher spending on expansion projects in 2011. Our capital expenditures estimate for 2011 and future capital projects are discussed in our 2010 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.
Mobile Bay South II Expansion Project
     The Mobile Bay South II Expansion Project involves the addition of compression at our Station 85 in Choctaw County, Alabama and modifications to existing facilities at our Station 83 in Mobile County, Alabama to allow us to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In July 2010 we received approval from the FERC. The capital cost of the project is estimated to be approximately $35 million, and it provides 380 thousand dekatherms per day (Mdt/d) of incremental firm capacity. The project was placed into service on May 1, 2011.
85 North Expansion Project
     The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. In September 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $227 million, and it provides 309 Mdt/d of incremental firm capacity. The first phase, for 90 Mdt/d, was placed into service in July 2010, and the second phase for the remaining 219 Mdt/d was placed into service on May 1, 2011.

Pascagoula Expansion Project
     The Pascagoula Expansion Project involves the construction of a new pipeline to be jointly owned with Florida Gas Transmission connecting our existing Mobile Bay Lateral to the outlet pipeline of a LNG import terminal currently under construction in Mississippi. In July 2010 we received approval from the FERC. Our share of the capital cost of the project is estimated to be approximately $30 million. We plan to place the project into service in September 2011, and our share of its capacity will be 467 Mdt/d.
Mid-South Expansion Project
     The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In October 2010 we filed an application with the FERC. The capital cost of the project is estimated to be approximately $217 million. We plan to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdt/d.
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
Rockaway Delivery Lateral Project
     The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We anticipate filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $182 million. We plan to place the project into service as early as April 2014, and its capacity will be 647 Mdt/d.
Northeast Connector Project
     The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We anticipate filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $39 million. We plan to place the project into service as early as April 2014, and it will increase capacity by 100 Mdt/d.
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
First Quarter 2011 Changes in Internal Controls
     There have been no changes during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II — OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
ITEM 1A. RISK FACTORS.
     Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, included certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:
Our costs of testing, maintaining or repairing our facilities may exceed our expectations and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.
     We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs.

ITEM 6. EXHIBITS.
     The following instruments are included as exhibits to this report.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)
Dated: May 5, 2011	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.