Form 10-Q
period 2011-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2011-08-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (713) 215-2000
NO CHANGE

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

TRANSCONTINTENTAL GAS PIPE LINE COMPANY, LLC
Index

Part I. Financial Information:	Page
Item 1. Financial Statements

Condensed Consolidated Statement of Income —Three and Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Balance Sheet — June 30, 2011 and December 31, 2010	4

Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2011 and 2010.	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	18

Part II. Other Information	18

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 6. Exhibits	21
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
Forward Looking Statements
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating Revenues:
Natural gas sales	$26,239	$15,706	$53,281	$43,428
Natural gas transportation	238,069	223,338	478,445	457,653
Natural gas storage	35,043	36,302	71,863	73,490
Other	1,500	1,335	2,618	3,159

Total operating revenues	300,851	276,681	606,207	577,730

Operating Costs and Expenses:
Cost of natural gas sales	26,239	15,706	53,281	43,428
Cost of natural gas transportation	6,982	3,808	18,346	12,337
Operation and maintenance	68,404	62,609	127,839	121,461
Administrative and general	40,479	40,055	83,265	75,171
Depreciation and amortization	66,013	62,502	130,256	124,996
Taxes - other than income taxes	11,863	11,647	25,398	24,155
Other (income) expense, net	3,750	2,570	(6,100)	3,763

Total operating costs and expenses	223,730	198,897	432,285	405,311

Operating Income	77,121	77,784	173,922	172,419

Other (Income) and Other Deductions:
Interest expense	23,873	23,733	47,695	47,280
Interest income - affiliates	(6)	(16)	(16)	(2,178)
Allowance for equity and borrowed funds used during construction (AFUDC)	(4,058)	(3,263)	(9,395)	(5,831)
Equity in earnings of unconsolidated affiliates	(1,095)	(1,525)	(2,413)	(3,066)
Miscellaneous other (income) deductions, net	2,874	78	729	1,314

Total other (income) and other deductions	21,588	19,007	36,600	37,519

Income before Income Taxes	55,533	58,777	137,322	134,900

Provision for Income Taxes	69	105	172	234

Net Income	$55,464	$58,672	$137,150	$134,666

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$100	$148
Receivables:
Affiliates	5,074	4,921
Advances to affiliates	208,467	108,838
Others, less allowance of $407 ($406 in 2010)	116,990	110,434
Transportation and exchange gas receivables	10,710	2,417
Inventories	82,009	85,425
Regulatory assets	40,626	48,444
Other	17,787	13,132

Total current assets	481,763	373,759

Investments, at cost plus equity in undistributed earnings	53,292	43,753

Property, Plant and Equipment:
Natural gas transmission plant	7,874,468	7,674,366
Less-Accumulated depreciation and amortization	2,726,787	2,650,133

Total property, plant and equipment, net	5,147,681	5,024,233

Other Assets:
Regulatory assets	199,348	198,921
Other	63,195	59,223

Total other assets	262,543	258,144

Total assets	$5,945,279	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$41,171	$18,769
Other	125,570	92,647
Transportation and exchange gas payables	2,161	1,646
Accrued liabilities	142,137	119,125
Current maturities of long-term debt	299,986	299,932

Total current liabilities	611,025	532,119

Long-Term Debt	980,591	980,018

Other Long-Term Liabilities:
Asset retirement obligations	226,115	220,644
Regulatory liabilities	154,369	115,563
Other	6,509	6,785

Total other long-term liabilities	386,993	342,992

Contingent liabilities and commitments (Note 2)

Owner’s Equity:
Member’s capital	1,813,434	1,727,434
Retained earnings	2,153,303	2,117,153
Accumulated other comprehensive income (loss)	(67)	173

Total owner’s equity	3,966,670	3,844,760

Total liabilities and owner’s equity	$5,945,279	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$137,150	$134,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	130,432	124,886
Allowance for equity funds used during construction (Equity AFUDC)	(6,497)	(3,993)
Changes in operating assets and liabilities:
Receivables - affiliates	(153)	3,789
- others	(6,556)	22,912
Transportation and exchange gas receivables	(8,293)	(4,988)
Inventories	3,752	(36,756)
Payables - affiliates	22,402	3,529
- others	25,716	6,081
Transportation and exchange gas payables	515	3,740
Accrued liabilities	25,694	(2,993)
Other, net	(24,393)	7,382

Net cash provided by operating activities	299,769	258,255

Cash flows from financing activities:
Cash distributions	(101,000)	(203,791)
Cash contributions from parent	86,000	-
Other, net	(5,727)	(4,674)

Net cash used in financing activities	(20,727)	(208,465)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(160,780)	(138,677)
Disposal of property, plant and equipment, net	(3,924)	6,122
Advances to affiliates, net	(99,629)	95,507
Purchase of long-term investments	(11,460)	-
Purchase of ARO trust investments	(24,545)	(33,145)
Proceeds from sale of ARO trust investments	26,655	20,812
Other, net	(5,407)	(405)

Net cash used in investing activities	(279,090)	(49,786)

Increase (decrease) in cash and cash equivalents	(48)	4
Cash and cash equivalents at beginning of period	148	108

Cash and cash equivalents at end of period	$100	$112

______________

* Increase to property, plant and equipment	$(171,032)	$(107,660)
Changes in related accounts payable and accrued liabilities	10,252	(31,017)

Property, plant and equipment additions, net of equity AFUDC	$(160,780)	$(138,677)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  BASIS OF PRESENTATION.
     In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of the subsidiaries we control) is at times referred to in the first person as “we,” “us” or “our.” Unless the context clearly indicates otherwise, references to “we,” “us,” and “our” include the operations of Cardinal Pipeline Company, LLC (Cardinal) and Pine Needle LNG Company, LLC (Pine Needle) in which we own interests accounted for as equity investments. When we refer to Cardinal and Pine Needle by name, we are referring exclusively to their respective businesses and operations.
General.
     The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2011 and December 31, 2010 consist of Cardinal with ownership interest of approximately 45 percent and Pine Needle with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.1 million and $1.2 million in the six months ended June 30, 2011 and June 30, 2010, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $11.5 million in the six months ended June 30, 2011, and $1.7 million in July 2011.
     The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2011, and results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K.
     Through an agency agreement, WPX Energy Marketing, LLC (WPXEM), formerly Williams Gas Marketing, Inc., our affiliate, manages our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. The long-term purchase agreements managed by WPXEM remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that are managed by WPXEM. WPXEM receives all margins associated with jurisdictional merchant gas sales business and assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications from investing activities to operating activities, related to cash payments made to settle asset retirement obligations (ARO) of $1.2 million for the six months ended June 30, 2010, have been made to the 2010 financial statements to conform to the 2011 presentation.

Accounting Standards Issued But Not Yet Adopted.
     In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-4, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (ASU 2011-4). ASU 2011-4 primarily eliminates the differences in fair value measurement principles between the FASB and International Accounting Standards Board. It clarifies existing guidance, changes certain fair value measurements and requires expanded disclosure primarily related to Level 3 measurements and transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-4 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. We are assessing the application of this update to our Consolidated Financial Statements.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. The Update requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income. We currently report net income in the Consolidated Statement of Income and report other comprehensive income in our Notes to Consolidated Financial Statements. The standard is effective beginning the first quarter of 2012, with a retrospective application to prior periods. We plan to apply the new presentation beginning in 2012.
2.  CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters.
     On August 31, 2006, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing (Docket No. RP06-569) principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
     The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties have requested rehearing of the FERC’s order. If the FERC were to reverse their opinion on rehearing, we believe any refunds would not be material to our results of operations.
Environmental Matters.
     We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2011, we had a balance of approximately $3.4 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.6 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2010, we had a balance of approximately $3.8 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.0 million) in the accompanying Condensed Consolidated Balance Sheet.
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
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The timing of finalization of the new ground-level ozone standard is uncertain. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
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
     We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at June 30, 2011 or December 31, 2010.
     By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Act. By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. The EPA has requested additional information pertaining to these compressor stations and in May 2011, we submitted information in response to the EPA’s latest request. In August, 2010, the EPA requested, and we provided, similar information for a compressor station in Maryland.
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
     Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order which required that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribed various remedial actions. After completion of some of the remedial actions PHMSA approved our requests to restore the affected pipelines to normal operating pressure. By letter dated April 29, 2010, PHMSA confirmed that the remaining remedial actions should be completed by December 31, 2010. This deadline was subsequently extended by PHMSA to September 30, 2011. In 2009, PHMSA proposed, and we paid, a $1.0 million civil penalty related to this matter.
Other Matters.
     Various other proceedings are pending against us incidental to our operations.
Summary.
     Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect upon our future liquidity or financial position.

Other Commitments.
     Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $263.8 million at June 30, 2011. We have commitments for gas purchases of approximately $2.6 million at June 30, 2011. See Note 1 for our discussion of our agency agreement with WPXEM.
3. DEBT AND FINANCING ARRANGEMENTS.
Credit Facility.
     In June 2011, we entered into a new $2 billion five-year senior unsecured revolving credit facility agreement (new credit facility) with Williams Partners L.P. (WPZ) and Northwest Pipeline GP (Northwest) as co-borrowers. The new agreement which is considered a modification to a previous borrowing arrangement for accounting purposes, replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the new credit facility is available to WPZ. We may borrow up to $400 million under the new credit facility to the extent not otherwise utilized by WPZ and Northwest.
     Under the new credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At June 30, 2011, we are in compliance with these financial covenants.
     Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the new credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The new credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.
     The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the new credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.
     Letter of credit capacity under our new credit facility is $1.3 billion. At June 30, 2011, no letters of credit have been issued and the full $400 million under the new credit facility was available.
Current Maturities of Long-Term Debt.
     The current maturities of long-term debt at June 30, 2011 are associated with $300 million of 7 percent Notes that mature on August 15, 2011. It is our intent to refinance the Notes in the third quarter 2011.

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

	June 30,	December 31,
	2011	2010
Money market funds	$5.4	$1.6
U.S. equity funds	12.4	17.4
International equity funds	6.6	6.0
Municipal bond funds	15.2	15.4

Total	$39.6	$40.4

     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No such transfers occurred during the period ended June 30, 2011.
5.  FINANCIAL INSTRUMENTS.
Fair value of financial instruments.
     The carrying amount and estimated fair values of our financial instruments as of June 30, 2011 and December 31, 2010 are as follow (in thousands):

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash	$100	$100	$148	$148
Short-term financial assets	210,554	210,554	108,985	108,985
ARO Trust investments	39,635	39,635	40,413	40,413
Long-term financial assets	7,476	7,476	144	144
Financial liabilities:
Long-term debt, including current portion	1,280,577	1,414,594	1,279,950	1,432,866
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

6.  TRANSACTIONS WITH AFFILIATES.
     Prior to The Williams Companies, Inc. (Williams) restructuring in February 2010, we were a participant in Williams’ cash management program, whereby we made advances to and received advances from Williams. The interest rate on these intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. We received interest income from advances to Williams of $2.2 million during the six months ended June 30, 2010.
     Subsequent to Williams’ restructuring in February 2010, we became a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2011 and December 31, 2010, the advances due us by WPZ totaled approximately $208.5 million and $108.8 million, respectively. The advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2011, the interest rate was 0.01 percent. The interest income from these advances to WPZ was minimal during the six months ended June 30, 2011 and June 30, 2010.
     Included in our operating revenues for the six months ending June 30, 2011 and 2010 are revenues received from affiliates of $9.9 million and $12.4 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Through an agency agreement with us, WPXEM manages our jurisdictional merchant gas sales. The agency fees billed by WPXEM for the six months ended June 30, 2011 and 2010 were not significant.
     Included in our cost of sales for the six months ended June 30, 2011 and 2010 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $4.5 million and $2.8 million, respectively. All gas purchases are made at market or contract prices.
     We have long-term gas purchase contracts containing variable prices that are currently in the range of estimated market prices. Our estimated purchase commitments under such gas purchase contracts are not material to our total gas purchases. Furthermore, through the agency agreement with us, WPXEM has assumed management of our merchant sales service and, as our agent, is at risk for any above-spot market gas costs that it may incur.
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ended June 30, 2011 and 2010, are $27.0 million and $26.9 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies. Management considers the cost of these services to be reasonable.
     Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the six months ended June 30, 2011 and 2010, we recorded reductions in operating expense of $2.1 million and $3.8 million, respectively, for services provided to and reimbursed by WFS under terms of the operating agreement.
     Distributions totaling $101.0 million were declared and paid during the six months ended June 30, 2011. An additional distribution of $51.0 million was declared and paid in July 2011. Two distributions totaling approximately $203.8 million were declared and paid to Williams Gas Pipeline Company, LLC (WGP) and a $0.2 million non cash distribution was made to WGP during the six months ended June 30, 2010. In the six months ended June 30, 2011, Williams Partners Operating, LLC (WPO) made contributions totaling $86.0 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In July 2011, WPO made an additional $14.0 million contribution.
     We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. On February 17, 2010, we entered into an administrative services agreement pursuant to which TPS provides personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation and benefits) in connection with these services.

We were billed $95.2 million and $74.4 million in the six months ended June 30, 2011 and 2010, respectively. Such expenses are primarily included in “Administrative and general” and “Operations and maintenance” expenses on the accompanying Condensed Consolidated Statement of Income.
7. COMPREHENSIVE INCOME.
     Comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$55,464	$58,672	$137,150	$134,666
Equity interest in unrealized gain/(loss) on interest rate hedge	(271)	28	(240)	51

Total comprehensive income	$55,193	$58,700	$136,910	$134,717

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
RESULTS OF OPERATIONS.
Operating Income and Net Income.
     Operating income for the six months ended June 30, 2011 was $173.9 million compared to $172.4 million for the six months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $137.1 million compared to $134.7 million for the six months ended June 30, 2010. The increase in Operating income of $1.5 million (0.9 percent) was primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project and higher Natural gas transportation revenues in 2011 compared to 2010, partially offset by an increase in Operating Costs and Expenses. The increase in Net income of $2.4 million (1.8 percent) was mostly attributable to an increase in Operating income and a favorable change in Other (Income) and Other Deductions.
Transportation Revenues.
     Operating revenues: Natural gas transportation for the six months ended June 30, 2011 increased $20.7 million (4.5 percent) over the same period in 2010. The increase was primarily due to higher transportation demand revenues of $16.2 million, ($11.3 million from our 85 North Phase I and II projects placed in service in July 2010 and May 2011, respectively and $4.9 million from the Mobile Bay South Phase I and II projects placed in service in May 2010 and May 2011, respectively), and $6.0 million higher revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These increases were partially offset by a decrease of $3.2 million from lower commodity revenues resulting from declining production attached to our IT Feeder laterals.
Sales Revenues.
     Operating revenues: Natural gas sales increased $9.9 million (22.8 percent) for the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to higher cash out sales of $5.1 million and higher system management gas sales of $12.0 million, partially offset by lower Hester base gas and Eminence excess top gas sales of $6.0 million and lower merchant sales of $1.3 million. Cash out, system management gas, and merchant sales were offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Operating Costs and Expenses.
     Excluding the Cost of natural gas sales, which is directly offset in revenues, of $53.3 million for the six months ended June 30, 2011 and $43.4 million for the comparable period in 2010, our operating costs and expenses for the six months ended June 30, 2011 increased approximately $17.1 million (4.7 percent) over the comparable period in 2010. This increase was primarily attributable to:
•
A $6.0 million (48.8 percent) increase in Cost of natural gas transportation primarily due to higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•
A $6.3 million (5.2 percent) increase in Operation and maintenance costs primarily resulting from costs incurred to ensure the safety of the surrounding area associated with our Eminence storage field leak, and;

•	An $8.1 million (10.8 percent) increase in Administrative and general costs primarily resulting from an increase in employee related benefit costs, and;

•	A $5.3 million (4.2 percent) increase in Depreciation and amortization costs primarily resulting from an increase in the depreciation base due to additional plant placed in service in 2011.

•
Partially offset by a $9.9 million favorable increase (260.5 percent) in Other (income) expense, net primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Other (Income) and Other Deductions.
     Other (income) and other deductions for the six months ended June 30, 2011 decreased $0.9 million (2.4 percent) over the same period in 2010. The decrease was primarily due to higher Allowance for equity and borrowed funds used during construction (AFUDC) of $3.6 million due to higher construction spending in 2011 as compared to 2010 and lower Miscellaneous other (income) deductions, net of $0.6 million primarily due to a lower amount of reimbursements for tax gross-up related to reimbursable projects, partially offset by a $2.2 million decrease in Interest income – affiliates due to a lower rate on the note advance to WPZ compared to the rate previously received from Williams.
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
     As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. Therefore, we intend to file an application seeking authorization from the FERC to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $67 million, which is expected to be spent in 2011, 2012 and the first half of 2013. To the extent available, the abandonment costs will be funded from the ARO Trust. As of June 30, 2011, we have incurred approximately $24 million of abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings.
     In the six months ended June 30, 2011, we incurred $6.6 million of expense related primarily to costs to ensure the safety of the surrounding area.
Recent Events.
     During the second quarter of 2011, Williams became a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company which shares losses among its members, in which we participate. In addition to certain property insurance coverage, Williams also purchased named windstorm coverage from OIL. The named windstorm insurance provides coverage up to $150 million per occurrence (60 percent of $250 million of losses in excess of our $100 million deductible), with an annual aggregate limit of $300 million and subject to an aggregate per-event shared limit of $750 million for all members.
Capital Expenditures.
     Our capital expenditures for the six months ended June 30, 2011 were $160.8 million, compared to $138.7 million for the six months ended June 30, 2010. The $22.1 million increase is primarily due to higher spending on expansion projects in 2011. Our capital expenditures estimate for 2011 and future capital projects are discussed in our 2010 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.
Mobile Bay South II Expansion Project
     The Mobile Bay South II Expansion Project involves the addition of compression at our Station 85 in Choctaw County, Alabama and modifications to existing facilities at our Station 83 in Mobile County, Alabama to allow us to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In July 2010 we received approval from the FERC. The capital cost of the project is estimated to be approximately $33 million, and it provides 380 thousand dekatherms per day (Mdt/d) of incremental firm capacity. The project was placed into service on May 1, 2011.
85 North Expansion Project
     The 85 North Expansion Project involves an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. In September 2009 we received approval from the FERC. The capital cost of the project is estimated to be approximately $222 million, and it provides 309 Mdt/d of incremental firm capacity. The first phase, for 90 Mdt/d, was placed into service in July 2010, and the second phase for the remaining 219 Mdt/d was placed into service on May 1, 2011.
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
Mid-Atlantic Connector Project
     The Mid-Atlantic Connector Project involves an expansion of our mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011 we received approval from the FERC. The capital cost of the project is estimated to be approximately $55 million. We plan to place the project into service in November 2012, and it will increase capacity by 142 Mdt/d.
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
Evaluation of Disclosure Controls and Procedures.
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
Second Quarter 2011 Changes in Internal Controls.
     There have been no changes during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
     We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records could result in reductions of allowable operating pressures, which would reduce available capacity on our pipeline.
Restrictions in our debt agreements and our leverage may affect our future financial and operating flexibility.
     Our total outstanding long-term debt (including current portion) as of June 30, 2011, was $1,280.6 million.
     Our debt service obligations and restrictive covenants in our credit facility and the indentures governing our senior unsecured notes could have important consequences. For example, they could:
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
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations, or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
     Our public indentures contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, merge, or sell all or substantially all of our assets. In addition, our credit facility contains certain financial covenants and restrictions on our ability and our material subsidiaries’ ability to grant certain liens to support indebtedness, our ability to merge or consolidate or sell all or substantially all of our assets, allow any material change in the nature of our business, enter into certain affiliate transactions, and make certain distributions during the continuation of an event of default. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
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
     Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under our public indentures or other material indebtedness could cause a cross-default or cross-acceleration of our credit facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if our credit facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements.
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

10.1*
Credit Agreement, dated as of June 03, 2011, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders and Citibank, N.A., as Administrative Agent.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

Dated: August 4, 2011	By: /s/ Jeffrey P. Heinrichs Jeffrey P. Heinrichs
Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

10.1*
Credit Agreement, dated as of June 03, 2011, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders and Citibank, N.A., as Administrative Agent.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.