Form 10-Q
period 2011-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2011-11-02
CIK 99250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues:
Natural gas sales	$36,368	$34,829	$89,649	$78,256
Natural gas transportation	248,322	233,212	726,767	690,865
Natural gas storage	35,392	36,328	107,255	109,818
Other	1,612	694	4,230	3,854

Total operating revenues	321,694	305,063	927,901	882,793

Operating Costs and Expenses:
Cost of natural gas sales	36,368	34,829	89,649	78,256
Cost of natural gas transportation	9,349	8,692	27,695	21,030
Operation and maintenance	66,661	56,145	194,500	177,606
Administrative and general	37,227	38,686	120,492	113,857
Depreciation and amortization	66,300	62,254	196,556	187,250
Taxes - other than income taxes	11,930	11,596	37,328	35,751
Other (income) expense, net	4,600	5,589	(1,500)	9,352

Total operating costs and expenses	232,435	217,791	664,720	623,102

Operating Income	89,259	87,272	263,181	259,691

Other (Income) and Other Deductions:
Interest expense	23,887	23,751	71,582	71,031
Interest income - affiliates	(6)	(31)	(22)	(2,209)
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,118)	(3,319)	(12,513)	(9,150)
Equity in earnings of unconsolidated affiliates	(1,355)	(1,530)	(3,768)	(4,596)
Miscellaneous other (income) deductions, net	685	(5,239)	1,414	(3,925)

Total other (income) and other deductions	20,093	13,632	56,693	51,151

Income before Income Taxes	69,166	73,640	206,488	208,540
Provision for Income Taxes	92	169	264	403

Net Income	$69,074	$73,471	$206,224	$208,137

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$120	$148
Receivables:
Affiliates	5,450	4,921
Advances to affiliates	281,748	108,838
Others, less allowance of $407 ($406 in 2010)	106,757	110,434
Transportation and exchange gas receivables	3,032	2,417
Inventories	56,369	85,425
Regulatory assets	39,718	48,444
Other	16,668	13,132

Total current assets	509,862	373,759

Investments, at cost plus equity in undistributed earnings	54,987	43,753

Property, Plant and Equipment:
Natural gas transmission plant	7,999,547	7,674,366
Less-Accumulated depreciation and amortization	2,763,251	2,650,133

Total property, plant and equipment, net	5,236,296	5,024,233

Other Assets:
Regulatory assets	209,316	198,921
Other	52,283	59,223

Total other assets	261,599	258,144

Total assets	$6,062,744	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)

(Thousands of Dollars)

(Unaudited)

	September 30,	December 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$28,532	$18,769
Other	106,781	92,647
Transportation and exchange gas payables	2,005	1,646
Accrued liabilities	142,784	119,125
Current maturities of long-term debt	324,040	299,932

Total current liabilities	604,142	532,119

Long-Term Debt	1,029,369	980,018

Other Long-Term Liabilities:
Asset retirement obligations	253,612	220,644
Regulatory liabilities	171,301	115,563
Other	5,892	6,785

Total other long-term liabilities	430,805	342,992

Contingent liabilities and commitments (Note 2)
Owner’s Equity:
Member’s capital	1,827,434	1,727,434
Retained earnings	2,171,377	2,117,153
Accumulated other comprehensive income (loss)	(383)	173

Total owner’s equity	3,998,428	3,844,760

Total liabilities and owner’s equity	$6,062,744	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$206,224	$208,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	196,834	187,224
Allowance for equity funds used during construction (Equity AFUDC)	(8,643)	(6,307)
Changes in operating assets and liabilities:
Receivables - affiliates	(529)	3,717
- others	3,677	21,508
Inventories	29,531	(21,699)
Payables - affiliates	9,763	(21,756)
- others	13,816	(5,753)
Accrued liabilities	27,413	1,895
Asset retirement obligation removal costs	(34,508)	(1,443)
Other, net	(4,399)	23,135

Net cash provided by operating activities	439,179	388,658

Cash flows from financing activities:
Additions to long-term debt	372,518	—
Retirement of long-term debt	(300,000)	—
Debt issue costs	(3,811)	—
Cash distributions	(152,000)	(203,791)
Cash contributions from parent	100,000	—
Other, net	(7,671)	2,545

Net cash provided by (used in) financing activities	9,036	(201,246)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(267,522)	(237,037)
Disposal of property, plant and equipment, net	(639)	8,859
Advances to affiliates, net	(172,910)	55,089
Purchase of long-term investments	(13,120)	—
Purchase of ARO Trust investments	(36,577)	(37,693)
Proceeds from sale of ARO Trust investments	47,901	23,695
Other, net	(5,376)	(329)

Net cash used in investing activities	(448,243)	(187,416)

Increase (decrease) in cash	(28)	(4)
Cash at beginning of period	148	108

Cash at end of period	$120	$104

* Increase to property, plant and equipment	$(272,116)	$(222,983)
Changes in related accounts payable and accrued liabilities	4,594	(14,054)

Property, plant and equipment additions, net of equity AFUDC	$(267,522)	$(237,037)

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

General.

The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2011 and December 31, 2010 consist of Cardinal with ownership interest of approximately 45 percent and Pine Needle with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $5.1 million and $6.7 million in the nine months ended September 30, 2011 and September 30, 2010, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $13.1 million in the nine months ended September 30, 2011.

The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2011, and results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K.

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

Certain reclassifications from investing activities to operating activities, related to asset retirement obligations (ARO) removal costs of $1.4 million for the nine months ended September 30, 2010, have been made to the 2010 financial statements to conform to the 2011 presentation.

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

Environmental Matters.

We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2011, we had a balance of approximately $3.2 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.4 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2010, we had a balance of approximately $3.8 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.0 million) in the accompanying Condensed Consolidated Balance Sheet.

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

We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we have installed air pollution controls on existing sources at certain facilities in order to reduce NOx emissions.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. On September 22, 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. Until such non-attainment areas are designated, we are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

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

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. Given the uncertainty associated with the implementation of the new standard and the broad range of actions we could be required to take to meet the standard, we have not estimated the cost of additions that may be required to meet this new regulation.

We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at September 30, 2011 or December 31, 2010.

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

Safety Matters.

Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes. Currently, we estimate that the cost to complete the required initial assessments over the period of 2011 through 2012 and associated remediation will be primarily capital in nature and range between $80 million and $110 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Appomattox, Virginia Pipeline Rupture On September 14, 2008, we experienced a rupture of our 30-inch diameter mainline B pipeline near Appomattox, Virginia. The rupture resulted in an explosion and fire which caused several minor injuries and property damage to several nearby residences. On September 25, 2008, PHMSA issued a Corrective Action Order which required that we operate three of our mainlines in a portion of Virginia at reduced operating pressure and prescribed various remedial actions. After completion of some of the remedial actions PHMSA approved our requests to restore the affected pipelines to normal operating pressure. By letter dated April 29, 2010, PHMSA confirmed that the remaining remedial actions should be completed by December 31, 2010. This deadline was subsequently extended by PHMSA to September 30, 2011. The remaining remedial actions required by PHSMA have been completed. In 2009, PHMSA proposed, and we paid, a $1.0 million civil penalty related to this matter.

Other Matters.

Various other proceedings are pending against us and are considered incidental to our operations.

Summary.

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third parties. We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties and there always exists uncertainty about our future results of operations. As a result, if an unforeseen, unfavorable event occurred, there exists the possibility of a material adverse impact on the results of operations in the period in which the event occurs. Management, including internal counsel, currently believes that the ultimate resolution of these matters, taken as a whole, will not have a material adverse effect upon our future liquidity or financial position. In certain circumstances, we may be eligible for insurance recoveries, or reimbursements from others. Any such recoveries or reimbursements will be recognized only when realizable.

Other Commitments.

Commitments for construction and gas purchases We have commitments for construction and acquisition of property, plant and equipment of approximately $282.9 million at September 30, 2011. We have commitments for gas purchases of approximately $2.4 million at September 30, 2011. See Note 1 for our discussion of our agency agreement with WPXEM.

3. DEBT AND FINANCING ARRANGEMENTS.

Credit Facility.

In June 2011, we entered into a new $2 billion five-year senior unsecured revolving credit facility agreement (new credit facility) with Williams Partners L.P. (WPZ) and Northwest Pipeline GP (Northwest) as co-borrowers. The new agreement is considered a modification to the previous borrowing arrangement for accounting purposes, and replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the new credit facility is available to WPZ. We may borrow up to $400 million under the new credit facility to the extent not otherwise utilized by WPZ and Northwest.

Under the new credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At September 30, 2011, we are in compliance with these financial covenants.

Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the new credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The new credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.

The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the new credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.

Total letter of credit capacity available to WPZ under the new credit facility is $1.3 billion. At September 30, 2011, no letters of credit have been issued and the full $400 million under the new credit facility was available to us.

Current Maturities of Long-Term Debt.

The current maturities of long-term debt at September 30, 2011 are associated with $325 million of 8.875 percent Notes that mature on July 15, 2012. We anticipate funding this maturity with a new debt issuance.

Issuance and Retirement of Long-Term Debt.

On August 12, 2011, we issued $375 million aggregate principal amount of 5.40 percent senior unsecured notes due 2041 (5.40 percent Notes), to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2012. We used $300 million of the net proceeds to repay our $300 million 7.0 percent notes due August 15, 2011. We will use the remainder for general corporate purposes, including the funding of capital expenditures.

As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the 5.40 percent Notes. We are obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing and to use our commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

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

	September 30,	December 31,
	2011	2010
Money market funds	$1.3	$1.6
U.S. equity funds	10.5	17.4
International equity funds	5.2	6.0
Municipal bond funds	10.3	15.4

Total	$27.3	$40.4

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No such transfers occurred during the period ended September 30, 2011.

5. FINANCIAL INSTRUMENTS.

Fair value of financial instruments.

The carrying amount and estimated fair values of our financial instruments as of September 30, 2011 and December 31, 2010 are as follow (in thousands):

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash	$120	$120	$148	$148
Short-term financial assets	283,948	283,948	108,985	108,985
ARO Trust investments	27,261	27,261	40,413	40,413
Long-term financial assets	7,446	7,446	144	144
Financial liabilities:
Long-term debt, including current portion	1,353,409	1,517,998	1,279,950	1,432,866

For cash and short-term financial assets (third-party notes receivable and advances to affiliates) that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For ARO Trust investments, the ARO Trust invests in a moderate risk portfolio that is reported at fair value. For long-term financial assets (long-term receivables), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate. The fair value of our publicly traded long-term debt is valued using period-end traded bond market prices. The fair value of our private debt is based on market rates and the prices of similar securities with similar terms and credit ratings. At September 30, 2011 and December 31, 2010, approximately 72 percent and 100 percent, respectively, of our long-term debt was publicly traded. (See Note 3.)

6. TRANSACTIONS WITH AFFILIATES.

Prior to The Williams Companies, Inc. (Williams) restructuring in February 2010, we were a participant in Williams’ cash management program, whereby we made advances to and received advances from Williams. The interest rate on these intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. We received interest income from advances to Williams of $2.2 million during the nine months ended September 30, 2010.

Subsequent to Williams’ restructuring in February 2010, we became a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2011 and December 31, 2010, the advances due us by WPZ totaled approximately $281.7 million and $108.8 million, respectively. The advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2011, the interest rate was 0.01 percent. The interest income from these advances to WPZ was minimal during the nine months ended September 30, 2011 and September 30, 2010.

Included in our operating revenues for the nine months ending September 30, 2011 and 2010 are revenues received from affiliates of $17.9 million and $18.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Through an agency agreement with us, WPXEM manages our jurisdictional merchant gas sales. The agency fees billed by WPXEM for the nine months ended September 30, 2011 and 2010 were not significant.

Included in our cost of sales for the nine months ended September 30, 2011 and 2010 is purchased gas cost from affiliates, excluding the agency fees discussed above, of $6.1 million and $3.5 million, respectively. All gas purchases are made at market or contract prices.

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

Williams has a policy of charging its subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the nine months ended September 30, 2011 and 2010, are $40.2 million and $39.9 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies. Management considers the cost of these services to be reasonable.

Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. For the nine months ended September 30, 2011 and 2010, we recorded reductions in operating expense of $3.7 million and $5.3 million, respectively, for services provided to and reimbursed by WFS under terms of the operating agreement.

Distributions totaling $152.0 million were declared and paid during the nine months ended September 30, 2011. An additional distribution of $67.0 million was declared and paid in October 2011. Two distributions totaling approximately $203.8 million were declared and paid to Williams Gas Pipeline Company, LLC (WGP) and a $0.2 million non cash distribution was made to WGP during the nine months ended September 30, 2010. In the nine months ended September 30, 2011, Williams Partners Operating, LLC (WPO) made contributions totaling $100.0 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In October 2011, WPO made an additional $15.0 million contribution.

We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. On February 17, 2010, we entered into an administrative services agreement pursuant to which TPS provides personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation and benefits) in connection with these services. We were billed $142.7 million and $120.8 million in the nine months ended September 30, 2011 and 2010, respectively, for these services. Such expenses are primarily included in “Administrative and general” and “Operations and maintenance” expenses on the accompanying Condensed Consolidated Statement of Income.

7. OTHER INCOME AND EXPENSES.

During the first quarter of 2011, we capitalized $10.1 million of project feasibility costs associated with the Northeast Supply Link Expansion Project, which were previously expensed in Other (income) expenses, net, upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. During the three and nine months ended September 30, 2011, we recorded $6.7 million and $13.3 million, respectively, of charges to Operation and maintenance expenses primarily related to costs to ensure the safety of the surrounding area.

8. COMPREHENSIVE INCOME.

Comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$69,074	$73,471	$206,224	$208,137
Equity interest in unrealized gain/(loss) on interest rate hedge	(316)	538	(556)	589

Total comprehensive income	$68,758	$74,009	$205,668	$208,726

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

RESULTS OF OPERATIONS.

Operating Income and Net Income.

Operating income for the nine months ended September 30, 2011 was $263.2 million compared to $259.7 million for the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $206.2 million compared to $208.1 million for the nine months ended September 30, 2010. The increase in Operating income of $3.5 million (1.3 percent) was primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project and higher Natural gas transportation revenues in 2011 compared to 2010, partially offset by an increase in Operating Costs and Expenses. The decrease in Net income of $1.9 million (0.9 percent) was mostly attributable to higher net deductions in Other (Income) and Other Deductions, partially offset by the increase in Operating income.

Transportation Revenues.

Operating revenues: Natural gas transportation for the nine months ended September 30, 2011 increased $35.9 million (5.2 percent) over the same period in 2010. The increase was primarily due to higher transportation demand revenues of $31.5 million, ($23.3 million from our 85 North Phase I and II projects placed in service in July 2010 and May 2011, respectively and $8.2 million from the Mobile Bay South Phase I and II projects placed in service in May 2010 and May 2011, respectively), and $6.7 million higher revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These increases were partially offset by a decrease of $2.7 million from lower commodity revenues resulting from declining production attached to our IT Feeder laterals.

Sales Revenues.

Operating revenues: Natural gas sales increased $11.3 million (14.4 percent) for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to higher system management gas sales of $19.1 million, partially offset by lower Hester base gas and Eminence excess top gas sales of $6.0 million, lower merchant sales of $1.6 million, and lower cash out sales of $0.1 million. Cash out, system management gas, and merchant sales were offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.

Operating Costs and Expenses.

Excluding the Cost of natural gas sales, which is directly offset in revenues, of $89.6 million for the nine months ended September 30, 2011 and $78.3 million for the comparable period in 2010, our operating costs and expenses for the nine months ended September 30, 2011 increased approximately $30.3 million (5.6 percent) over the comparable period in 2010. This increase was primarily attributable to:

•

A $6.7 million (31.9 percent) increase in Cost of natural gas transportation primarily due to higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•

A $16.9 million (9.5 percent) increase in Operation and maintenance costs primarily resulting from costs incurred to ensure the safety of the surrounding area associated with our Eminence storage field leak. (See further discussion below);

•	A $6.6 million (5.8 percent) increase in Administrative and general costs primarily resulting from an increase in employee related benefit costs, and;

•	A $9.3 million (5.0 percent) increase in Depreciation and amortization costs primarily resulting from an increase in the depreciation base due to additional plant placed in service in 2011.

•

Partially offset by a $10.9 million favorable increase (116.0 percent) in Other (income) expense, net primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Other (Income) and Other Deductions.

Other (income) and other deductions for the nine months ended September 30, 2011 increased $5.5 million (10.7 percent) over the same period in 2010. The increase was primarily due to higher Miscellaneous other (income) deductions, net of $5.3 million primarily due to a lower amount of reimbursements for tax gross-up related to reimbursable projects and a $2.2 million decrease in Interest income – affiliates due to a lower rate on the note advance to WPZ compared to the rate previously received from Williams, partially offset by an increase in Allowance for equity and borrowed funds used during construction (AFUDC) of $3.3 million due to higher construction spending in 2011 as compared to 2010 .

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

As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $76.0 million, which is expected to be spent in 2011, 2012 and the first half of 2013. To the extent available, the abandonment costs will be funded from the ARO Trust. As of September 30, 2011, we have incurred approximately $30.7 million of abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings.

In the three and nine months ended September 30, 2011, we incurred $6.7 million and $13.3 million, respectively, of expense related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $3.0 million in the fourth quarter 2011, and $11.0 million in 2012 and 2013.

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

On August 12, 2011, we issued $375 million aggregate principal amount of 5.40 percent senior unsecured notes due 2041, to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2012. We used $300 million of the net proceeds to repay our $300 million 7.0 percent notes due August 15, 2011. We will use the remainder for general corporate purposes, including the funding of capital expenditures.

Capital Expenditures.

Our capital expenditures for the nine months ended September 30, 2011 were $267.5 million, compared to $237.0 million for the nine months ended September 30, 2010. The $30.5 million increase is primarily due to higher spending on maintenance capital projects in 2011. We currently estimate 2011 capital expenditures will be between $425 million to $475 million. Of this total, $340 million to $390 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In our 2010 Annual Report on Form 10-K, we projected our 2011 capital expenditures would be between $510 million to $560 million. Of this total, $440 million to $490 million was considered nondiscretionary. The decrease in the capital expenditure estimates for 2011 was primarily related to a reduction in cost estimates for certain capital expansion and maintenance projects. Some of these costs were deferred to 2012.

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

Pascagoula Expansion Project

The Pascagoula Expansion Project involves the construction of a new pipeline jointly owned with Florida Gas Transmission connecting our existing Mobile Bay Lateral to the outlet pipeline of a LNG import terminal in Mississippi. In July 2010 we received approval from the FERC. Our share of the capital cost of the project is estimated to be approximately $30 million. We placed the project into service on September 30, 2011. Our share of the project capacity is 467 Mdt/d.

Mid-South Expansion Project

The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011 we received approval from the FERC. The capital cost of the project is estimated to be approximately $217 million. We plan to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdt/d.

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

Third Quarter 2011 Changes in Internal Controls.

There have been no changes during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Our total outstanding long-term debt (including current portion) as of September 30, 2011, was $1,353.4 million.

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

ITEM 6.	EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of August 12, 2011 between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on August 12, 2011 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

10.1	Registration Rights Agreement dated as of August 12, 2011 between Transcontinental Gas Pipe Line Company, LLC and BNP Paribas Securities Corp., RBC Capital Markets, LLC, and RBS Securities Inc. (filed on August 12, 2011 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

Dated: November 2, 2011	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of August 12, 2011 between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on August 12, 2011 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

10.1	Registration Rights Agreement dated as of August 12, 2011 between Transcontinental Gas Pipe Line Company, LLC and BNP Paribas Securities Corp., RBC Capital Markets, LLC, and RBS Securities Inc. (filed on August 12, 2011 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.