Form 10-K
period 2011-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2012-02-27
CIK 99250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-7584

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1079400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINTENTAL GAS PIPE LINE COMPANY, LLC

FORM 10-K

DEFINITIONS

We use the following gas measurements in this report:

Bcf – means billion cubic feet.

Mdth – means thousand dekatherms.

Mdth/d – means thousand dekatherms per day.

MMdth – means million dekatherms.

PART 1

Item 1. Business.

In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we”, “us” or “our”.

Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams), and Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

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

At December 31, 2011, our system had a mainline delivery capacity of approximately 5.6 MMdth of gas per day from production areas to our primary markets including delivery capacity from the mainline to locations on our Mobile Bay Lateral. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 4.0 MMdth of gas per day for a system-wide delivery capacity total of approximately 9.6 MMdth of gas per day. The system is comprised of approximately 9,800 miles of mainline and branch transmission pipelines, 45 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.5 million horsepower.

We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2011, our customers had stored in our facilities approximately 164 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle) an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

MARKETS AND TRANSPORTATION

Our natural gas pipeline system serves customers in Texas and 11 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.

Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2011 were Public Service Enterprise Group and National Grid, which accounted for approximately 11.0 percent and 7.9 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.

Our facilities are divided into eight rate zones. Five are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production–area transportation is gas that is both received and delivered within production–area zones.

PIPELINE PROJECTS

The pipeline projects listed below were either completed during 2011 or are significant future pipeline projects for which we have customer commitments.

Mobile Bay South II Expansion Project

The Mobile Bay South II Expansion Project involved the addition of compression at our Station 85 in Choctaw County, Alabama and modifications to existing facilities at our Station 83 in Mobile County, Alabama to allow us to provide 380 thousand dekatherms per day (Mdth/d) of incremental firm capacity southbound on the Mobile Bay line from Station 85 to various delivery points. The project was placed into service on May 1, 2011.

85 North Expansion Project

The 85 North Expansion Project involved an expansion of our existing natural gas transmission system from Station 85 in Choctaw County, Alabama to various delivery points as far north as North Carolina. It provides 309 Mdth/d of incremental firm capacity. The first phase, for 90 Mdth/d, was placed into service in July 2010, and the second phase for the remaining 219 Mdth/d was placed into service on May 1, 2011.

Pascagoula Expansion Project

The Pascagoula Expansion Project involved the construction of a new pipeline jointly owned with Florida Gas Transmission connecting our existing Mobile Bay Lateral to the outlet pipeline of a LNG import terminal in Mississippi. Our share of the project capacity is 467 Mdth/d. We placed the project into service on September 30, 2011.

Mid-South Expansion Project

The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011 we received approval from the FERC. The capital cost of the project is estimated to be approximately $217 million. We plan to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdth/d.

Mid-Atlantic Connector Project

The Mid-Atlantic Connector Project involves an expansion of our mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011 we received approval from the FERC. The capital cost of the project is estimated to be approximately $55 million. We plan to place the project into service in November 2012, and it will increase capacity by 142 Mdth/d.

Northeast Supply Link Project

The Northeast Supply Link Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in Zone 6. We filed an application with the FERC in December 2011 for approval of the project. The capital cost of the project is estimated to be approximately $341 million. We plan to place the project into service in November 2013, and it will increase capacity by 250 Mdth/d.

Rockaway Delivery Lateral Project

The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We anticipate filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $182 million. We plan to place the project into service as early as April 2014, and its capacity will be 647 Mdth/d.

Northeast Connector Project

The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We anticipate filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $39 million. We plan to place the project into service as early as April 2014, and it will increase capacity by 100 Mdth/d.

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

REGULATION

FERC Regulation.

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

Environmental Matters.

Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, transportation facilities and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters;

•	Blowouts, cratering and explosions.

In addition, we may be liable for environmental damage caused by former operators of our properties.

We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings or competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.

For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – We are subject to risks associated with climate change and – Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities and expenditures and could exceed current expectations,” and “Environmental Matters” in Note 2 of our Notes to Consolidated Financial Statements.

Safety and Maintenance.

Pipeline Integrity Regulations We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and the Job Creation Act of 2011, which regulate safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan to be completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within required timeframes.

Currently, we estimate that the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $25 million and $40 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

EMPLOYEES

Transco has no employees. Operations, management and certain administrative services are provided by Transco Pipeline Services LLC (TPS), a Williams affiliate. As of January 31, 2012, TPS had 1,370 employees.

TRANSACTIONS WITH AFFILIATES

We engage in transactions with WPZ, Williams and other Williams’ subsidiaries. (See Note 1 and Note 7 of Notes to Consolidated Financial Statements.)

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies, market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•

Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation and changes in natural gas production from exploration and production areas that we serve), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas. These operating risks include, but are not limited to:

•	fires, blowouts, cratering, and explosions;

•	uncontrolled releases of natural gas;

•	pollution and other environmental risks;

•	natural disasters;

•	aging infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages or other pipeline interruptions;

•	operator error;

•	damage caused by third party activity, such as operation of construction equipment; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.

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

Although most of our pipeline system’s current capacity is fully contracted, FERC has taken certain actions to strengthen market forces in the interstate natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business and results of operations.

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

We have experienced leaks and ruptures on our gas pipeline system, including a rupture near Appomattox, Virginia in 2008 and a rupture near Sweet Water, Alabama in 2011. We could experience additional unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. More recently, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 became law and under this statute PHMSA may issue additional regulations addressing such records. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipeline.

Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so. The operation of our businesses might also be adversely affected by changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.

Public and regulatory scrutiny of the energy industry has resulted in increased regulations being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings. Both the shippers on our pipeline and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.

Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

In addition, existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, our facilities or our customers, and future changes in laws and regulations could have a material adverse effect on our financial condition and results of operations. For example, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed recently, including the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 enacted on January 3, 2012. This law will result in the promulgation of new regulations to be administered by PHMSA affecting the operations of our gas pipeline system including, but not limited to, requirements relating to pipeline inspection, installation of additional valves and other equipment and records verification. These reforms and any future changes in related laws and regulations could significantly increase our costs.

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

In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.

Numerous states and other jurisdictions have announced or adopted programs to stabilize and reduce GHGs. In 2009, the U.S. Environmental Protection Agency (EPA) issued a final determination that six GHGs are a threat to public safety and welfare. In 2011, the EPA implemented permitting for new and/or modified large sources of GHG emissions through the existing Prevention of Signification Deterioration permitting program. Additional direct regulation of GHG emissions in our industry may be implemented under other Clean Air Act programs, including the New Source Performance Standards program.

The recent actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and expenditures and could exceed our current expectations.

Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in natural gas transportation and storage operations, and as a result, we may be required to make substantial expenditures that could exceed current expectations. Our operations are subject to extensive federal, state, and local laws and regulations governing environmental protection, the discharge of materials into the environment, and the security of chemical and industrial facilities. These laws include:

•	Clean Air Act (CAA), and analogous state laws, which impose obligations related to air emissions;

•	Clean Water Act (CWA), and analogous state laws, which regulate discharge of wastewaters and storm water from our facilities to state and federal waters, including wetlands;

•

Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;

•	Resource Conservation and Recovery Act (RCRA), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities;

•

Endangered Species Act (ESA), and analogous state laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species; and

•

Oil Pollution Act (OPA) of 1990, which requires oil storage facilities and vessels to submit plans to the federal government detailing how they will respond to large discharges, regulates petroleum storage tanks and related equipment, and imposes liability for spills on responsible parties.

Various governmental authorities, including the EPA, the U.S. Department of the Interior, analogous state agencies, and the U.S. Department of Homeland Security, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products we transport and store, air emissions related to our operations, historical industry operations, and waste and waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which includes the addition of “Energy Extraction Activities” to its enforcement priorities list. To address its concerns regarding the pollution risks raised by new techniques for oil and gas extraction and coal mining, the EPA is developing an initiative to ensure that energy extraction activities are complying with federal environmental requirements. We cannot predict what the results of this initiative would be, or whether federal, state or local laws or regulations will be enacted in this area. If regulations were imposed related to oil and gas extraction, the volumes of natural gas that we transport could decline and our results of operations could be adversely affected.

Our business may be adversely affected by changed regulations and increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

We are also generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.

Hydraulic fracturing is exempt from federal regulation pursuant to the federal Safe Drinking Water Act (except when the fracturing fluids or propping agents contain diesel fuels). However, public concerns have been raised related to its potential environmental impact. Additional federal, state and local laws and regulations to more closely regulate hydraulic fracturing have been considered or implemented. Legislation to further regulate hydraulic fracturing has been proposed in Congress. The U.S. Department of Interior has announced plans to formalize obligations for disclosure of chemicals associated with hydraulic fracturing on federal lands. The results of a pending EPA investigation by a committee of the House of Representatives and two recent reports by the U.S. Department of Energy’s Shale Gas Subcommittee could lead to further restrictions on hydraulic fracturing. The EPA has proposed regulations under the CAA regarding certain emissions from the hydraulic fracturing of oil and natural gas wells and announced its intention to propose regulations by 2014 under the CWA regarding wastewater discharges from hydraulic fracturing and other gas production. In addition, some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including additional permit requirements, operational restrictions, disclosure obligations and temporary or permanent bans on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. We cannot predict whether any additional federal, state or local laws or regulations will be enacted in this area and if so, what their provisions would be. If additional levels of reporting, regulation or permitting moratoria were required or imposed related to hydraulic fracturing, the volumes of natural gas that we transport, could decline and our results of operations could be adversely affected.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions and expectations may also change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our products and activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.

We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For the year ended December 31, 2011, our two largest customers were Public Service Enterprise Group and National Grid. These customers accounted for approximately 11.0 percent and 7.9 percent, respectively, of our operating revenues for the year ended December 31, 2011. The loss of all, or even a portion of, the revenues from contracted volumes supplied by these customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.

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

Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations.

Although we maintain property insurance on certain physical assets that we own, lease, or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Offshore assets are covered for property damage when loss is due to a named windstorm event and coverage for loss caused by a named windstorm is significantly sub-limited and subject to a large deductible. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.

In addition to the insurance coverage described above, Williams is a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company, which provides coverage for damage to our property. As an insured member of OIL, Williams shares in the losses among other OIL members even if our property is not damaged. As a result, we may share in any losses incurred by Williams.

Furthermore, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.

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

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board (FASB), the SEC or FERC could issue new rules that might impact how we are required to record revenues, expenses, assets, and liabilities. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

Our total outstanding long-term debt (including current portion) as of December 31, 2011, was $1,353.7 million.

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

Our public indentures contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, merge, or sell all or substantially all of our assets. In addition, our credit facility contains certain financial covenants and restrictions on our ability and our material subsidiaries’ ability to grant certain liens to support indebtedness, our ability to merge or consolidate or sell all or substantially all of our assets, or allow any material change in the nature of our business, enter into certain affiliate transactions, and make certain distributions during the continuation of an event of default. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.

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

Difficult conditions in the global capital markets, the credit markets and the economy in general could negatively affect our business and results of operations.

Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are reduced energy demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could reduce our access to credit markets, raise the cost of such access or require us, WPZ or Williams to provide additional collateral to our counterparties. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures.

A downgrade of our credit ratings could impact our liquidity, access to capital and our costs of doing business, and independent third parties outside of our control determine our credit ratings.

A downgrade of our credit ratings might increase our cost of borrowing and could cause us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

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

WPZ can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.

As an indirect wholly-owned subsidiary of WPZ, WPZ exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:

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

Our interstate natural gas transportation and storage operations are subject to federal, state, and local regulatory authorities. Specifically, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. The federal regulation extends to such matters as:

•	transportation of natural gas in interstate commerce;

•	rates, operating terms, and conditions of service, including initiation and discontinuation of services;

•	the types of services we may offer to our customers;

•	certification and construction of new interstate pipeline and storage facilities;

•	acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with affiliated companies who are involved in marketing functions of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases, or transportation of natural gas.

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

We could be subject to penalties and fines if we fail to comply with laws governing our business.

Our operations are regulated by numerous governmental agencies including the FERC, the EPA and PHMSA. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation and under the recently enacted Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has civil penalty authority up to $200,000 per day (from the prior $100,000), with a maximum of $2 million for any related series of violations (from the prior $1 million). Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology.

Institutional knowledge residing with current employees nearing retirement eligibility or, with employees going to WPX Energy, Inc. as part of the separation of Williams’ exploration and production business might not be adequately preserved.

In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or with the loss of employees as part of the separation of Williams’ exploration and production business, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

Failure of our service providers or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.

We rely on Williams for certain services necessary for us to be able to conduct our business. Williams may outsource some or all of these services to third parties, and a failure of all or part of Williams’ relationships with its outsourcing providers could lead to delays in or interruptions of these services. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, results of operations and financial condition.

Some studies indicate a high failure rate of outsourcing relationships. A deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business. The expiration of such agreements or the transition of services between providers could lead to similar losses of institutional knowledge or disruptions.

Certain of our accounting and information technology services are currently provided by Williams’ outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

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

Our assets and operations, including those located offshore, can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms or insurance has not been available at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations, and financial condition.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access, physical locations, or information otherwise known as “social engineering.”

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are owned, through WPO, by WPZ, and Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

Distributions totaling $219 million were declared and paid to our parent during the year ended December 31, 2011. Additional distributions totaling approximately $54.3 million were declared and paid to our parent in January 2012. Distributions totaling approximately $203.8 million were declared and paid to Williams Gas Pipeline Company, LLC (WGP) and a $0.2 million non cash distribution was made to WGP during the year ended December 31, 2010. On October 29, 2010, we declared and paid a $130 million cash distribution to WPZ.

In the year ended December 31, 2011, WPO made contributions totaling $115 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2012, WPO made an additional $34 million contribution. On October 29, 2010, we received a $75 million capital contribution from WPO. In 2011, we made a non-cash return of capital of approximately $0.5 million related to the transfer of certain property, plant and equipment and other assets.

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

Regulatory Accounting

We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Income for the period in which the discontinuance of regulatory accounting treatment occurs. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $245.8 million and $247.4 million at December 31, 2011 and 2010, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $184.8 million and $117.8 million at December 31, 2011 and 2010, respectively. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Consolidated Financial Statements.

Results of Operations

Analysis of Financial Results

This analysis discusses financial results of our operations for the years 2011 and 2010. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

2011 COMPARED TO 2010

Operating Income and Net Income Operating income for 2011 was $354.6 million compared to $339.5 million for 2010. Net income for 2011 was $279.7 million compared to $270.8 million for 2010. The increase in Operating income of $15.1 million (4.4 percent) was due primarily to higher Natural gas transportation revenues, partially offset by an increase in operating costs and expenses as discussed below. The increase in Net income of $8.9 million (3.3 percent) was mostly attributable to the increase in Operating income, partially offset by higher net deductions in Other (Income) and Other Deductions.

Sales Revenues We make jurisdictional merchant gas sales pursuant to a blanket sales certificate issued by the FERC.

Through an agency agreement, WPX Energy Marketing, LLC (WPXEM), our affiliate until December 31, 2011, managed our long-term purchase agreements and our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. On December 31, 2011, Williams completed the spin-off of its former exploration and production business, WPX Energy, Inc. (WPX), by means of a special stock dividend to its shareholders. Subsequent to the spinoff of WPX, our merchant function will be managed by Williams Energy Resources, LLC (WER), our affiliate. The long-term purchase agreements to be managed by WER remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that will be managed by WER. WER will receive all margins associated with our jurisdictional merchant gas sales business and assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.

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

Operating Revenues: Natural gas sales increased $9.1 million (9.2 percent) to $108.4 million for 2011 when compared to 2010. The increase was primarily due to a $19.1 million increase in system management gas, partially offset by lower Hester base gas and Eminence excess top gas sales of $6.0 million, lower merchant sales of $1.7 million, and lower cash out sales of $2.4 million. System management gas, merchant, and cash out sales were offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.

Transportation Revenues Operating Revenues: Natural gas transportation for 2011 was $983.6 million compared to $930.7 million for 2010. The $52.9 million (5.7 percent) increase was primarily due to higher transportation reservation revenues of $49.8 million, ($35.1 million from our 85 North Phase I and II projects placed in service in July 2010 and May 2011, respectively, $11.3 million from the Mobile Bay South Phase I and II projects placed in service in May 2010 and May 2011, respectively, and $3.4 million from the Pascagoula project placed in service in September 2011), $5.1 million higher revenues which recover electric power costs and $1.7 million higher firm transportation backhaul revenues in 2011. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations. These increases were partially offset by a decrease of $3.8 million from lower commodity revenues resulting from declining production attached to our offshore receipt points.

Storage Revenues Operating Revenues: Natural gas storage for 2011 was $142.6 million compared to $146.8 million for 2010. The $4.2 million (2.9 percent) decrease was primarily due to reduced revenues of $3.4 million resulting from the termination of the SS-1 Storage service effective April 1, 2011. There was a corresponding $3.2 million decrease in third party storage expenses due to the simultaneous termination of the related third party storage service that was utilized to provide the SS-1 service to our customers.

Other Revenues Operating Revenues: Other increased $2.9 million (56.9 percent) to $8.0 million for 2011, when compared to 2010, primarily due to a $2.6 million increase in revenues from the Park and Loan Service.

Operating Costs and Expenses Excluding the Cost of natural gas sales which is directly offset in revenues, our operating expenses were approximately $36.4 million (4.9 percent) higher than 2010. This increase was primarily attributable to:

•

An increase in Operation and maintenance expense of $24.7 million (10.3 percent), primarily resulting from $12.6 million in costs incurred to ensure the safety of the surrounding area associated with our Eminence storage field leak. (See further discussion below), $5.3 million higher labor related costs and a $5.1 million increase in costs related to preventive maintenance work on compressor units;

•	An increase in Depreciation and amortization costs of $7.7 million (3.1 percent) primarily resulting from an increase in the depreciation base due to additional plant placed in-service;

•

An increase in Cost of natural gas transportation of $3.5 million (10.9 percent) primarily resulting from a $5.1 million increase due to higher electric power costs. Partially offsetting these increases was a positive variance of $2.5 million due to the Eminence gas loss recorded in 2010. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations, and;

•	An increase in Taxes – other than income taxes of $2.3 million (5.0 percent) primarily resulting from increases in property, payroll, and state franchise taxes;

•

Partially offset by a decrease in Other expense, net of $2.2 million (14.5 percent) primarily due to a $10.1 million reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates. Partially offsetting the reversal of project feasibility costs from expense to capital were a $3.8 million lower gain on Hester base gas sales, $3.1 million in lower unrecovered ARO investment fund earnings and a $1.7 million increase in other project development related costs.

Other (Income) and Other Deductions Other (income) and other deductions in 2011 were $74.9 million compared to $68.7 million in 2010. The $6.2 million increase (9.0 percent) was primarily due to a decrease in Miscellaneous other income, net of $7.4 million, primarily due to lower reimbursements in 2011.

Eminence Storage Field Leak

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

As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $76.0 million, which is expected to be spent through the first half of 2013. This estimate is subject to change as work progresses and additional information becomes known. To the extent available, the abandonment costs will be funded from the ARO Trust. As of December 31, 2011, we have incurred approximately $37.7 million of abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings.

During 2011, we incurred $14.6 million of expense related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $12.7 million in 2012 and 2013.

Sweet Water, Alabama Pipeline Rupture

On December 3, 2011, we experienced a rupture of our 36-inch diameter mainline C pipeline near Sweet Water, Alabama, in a mostly unpopulated area. The rupture resulted in an explosion and fire which caused timber damage to adjacent landowners. There were no injuries as a result of the rupture. On December 6, 2011, PHMSA issued a Corrective Action Order (CAO) outlining the steps we need to take to ensure the safety of C Line before we return it to service. The adjacent B Line was exposed by the rupture and had coating damage due to the fire. We have replaced that section of B Line. Mainlines A, D and E were not damaged and were quickly back at full service. There was no impact to our customers.

Recent events

Williams incurs certain corporate general and administrative costs which are charged to its businesses, including us. We expect an increase in our proportionate share of these costs in 2012, due in part to Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011.

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

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

We fund our capital requirements with cash flows from operating activities, equity contributions from WPZ, collection of advances to WPZ, accessing capital markets, and, if required, borrowings under the Credit Facility described below and advances from WPZ.

We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. We anticipate that we will be able to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements, and we expect to do so in 2012.

In June 2011, we entered into a $2 billion five-year senior unsecured revolving credit facility agreement (Credit Facility) with WPZ and Northwest Pipeline GP (Northwest) as co-borrowers. The agreement replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The Credit Facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the Credit Facility is available to WPZ. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Northwest. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

Through a wholly-owned subsidiary, we hold a 35 percent interest in Pine Needle, which has an interest rate swap agreement that qualifies as a cash flow hedge transaction under the accounting and reporting standards established by ASC Topic 815, Derivatives and Hedging. As such, our equity interest in the changes in fair value of Pine Needle’s hedge is recognized in other comprehensive income.

Capital Expenditures

We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2012 capital expenditures will be between $440 million to $520 million. Of this total, $350 million to $420 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements, primarily due to pipeline integrity costs and U. S. Department of Transportation mandatory requirements.

Property, plant and equipment additions were $386 million, $377 million and $303 million for 2011, 2010 and 2009, respectively. The $9 million increase in 2011 compared to 2010 is primarily related to the maintenance of existing facilities, primarily due to pipeline integrity costs. The $74 million increase in 2010 compared to 2009 is primarily related to the maintenance of existing facilities, including pipeline safety expenditures, and expansion projects, primarily the 85 North and Mid South projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2011. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2011	Expected Maturity Date
	2012	2013	2014	2015
	(Dollars in millions)
Long-term debt:
Fixed rate	$325	$—	$—	$—
Interest rate	6.52%	6.12%	6.12%	6.12%

December 31, 2011	Expected Maturity Date
	2016	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$200	$833	$1,358	$1,539
Interest rate	6.08%	5.75%

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

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of Transcontinental Gas Pipe Line Company, LLC

We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Houston, Texas

February 27, 2012

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues:
Natural gas sales	$108,359	$99,346	$96,713
Natural gas transportation	983,554	930,704	891,841
Natural gas storage	142,556	146,820	144,978
Other	8,045	5,125	25,741

Total operating revenues	1,242,514	1,181,995	1,159,273

Operating Costs and Expenses:
Cost of natural gas sales	108,359	99,346	96,682
Cost of natural gas transportation	35,674	32,231	16,959
Operation and maintenance	264,324	239,643	249,625
Administrative and general	158,524	158,006	164,831
Depreciation and amortization	259,660	252,049	246,247
Taxes - other than income taxes	48,434	46,064	35,809
Other expense, net	12,988	15,189	13,816

Total operating costs and expenses	887,963	842,528	823,969

Operating Income	354,551	339,467	335,304

Other (Income) and Other Deductions:
Interest expense - affiliate	262	353	387
- other	94,920	94,620	93,993
Interest income - affiliate	(29)	(2,231)	(19,090)
- other	(2,119)	(882)	(1,185)
Allowance for equity and borrowed funds used during construction (AFUDC)	(15,339)	(12,349)	(11,982)
Equity in earnings of unconsolidated affiliates	(5,164)	(5,805)	(5,757)
Miscellaneous other (income) deductions, net	2,362	(5,015)	(1,419)

Total other (income) and other deductions	74,893	68,691	54,947

Net Income	$279,658	$270,776	$280,357

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$164	$148
Receivables:
Trade less allowance of $407 ($406 in 2010)	107,585	96,699
Affiliates	5,903	4,921
Advances to affiliate	253,611	108,838
Other	14,004	13,735
Transportation and exchange gas receivables	4,914	2,417
Inventories:
Gas in storage, at LIFO	—	8,767
Gas in storage, at original cost	822	802
Gas available for customer nomination, at average cost	349	43,631
Material and supplies, at lower of average cost or market	34,437	32,225
Regulatory assets	37,877	48,444
Other	12,973	13,132

Total current assets	472,639	373,759

Investments, at cost plus equity in undistributed earnings	56,994	43,753

Property, Plant and Equipment:
Natural gas transmission plant	8,089,338	7,674,366
Less-Accumulated depreciation and amortization	2,801,104	2,650,133

Total property, plant and equipment, net	5,288,234	5,024,233

Other Assets:
Regulatory assets	207,945	198,921
Other	50,471	59,223

Total other assets	258,416	258,144

Total assets	$6,076,283	$5,699,889

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

	December 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY
Current Liabilities:
Payables:
Trade	$93,862	$73,121
Affiliates	16,937	18,769
Cash overdrafts	14,844	19,526
Transportation and exchange gas payables	2,784	1,646
Accrued liabilities:
Property and other taxes	11,672	9,052
Interest	25,947	26,061
Regulatory liabilities	1,958	2,253
Customer advances	20,221	24,976
Asset retirement obligations	57,403	31,000
Other	23,189	25,783
Current maturities of long-term debt	324,321	299,932

Total current liabilities	593,138	532,119

Long-Term Debt	1,029,397	980,018

Other Long-Term Liabilities:
Asset retirement obligations	245,365	220,644
Regulatory liabilities	182,848	115,563
Other	6,182	6,785

Total other long-term liabilities	434,395	342,992

Contingent Liabilities and Commitments (Note 2)
Owner’s Equity:
Member’s capital	1,841,888	1,727,434
Retained earnings	2,177,811	2,117,153
Accumulated other comprehensive income (loss)	(346)	173

Total owner’s equity	4,019,353	3,844,760

Total liabilities and owner’s equity	$6,076,283	$5,699,889

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED STATEMENT OF OWNER’S EQUITY

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Member’s Capital:
Balance at beginning of period	$1,727,434	$1,652,434	$1,652,430
Cash contributions from parent	115,000	75,000	—
Non-cash contributions from parent	—	—	4
Non-cash return of capital	(546)	—	—

Balance at end of period	1,841,888	1,727,434	1,652,434

Loans to Parent:
Balance at beginning of period	—	(237,526)	(42,206)
Loans to parent, net	—	237,526	(195,320)

Balance at end of period	—	—	(237,526)

Retained Earnings:
Balance at beginning of period	2,117,153	2,180,367	2,045,010
Net income	279,658	270,776	280,357
Cash distributions	(219,000)	(333,791)	(145,000)
Non-cash distributions	—	(199)	—

Balance at end of period	2,177,811	2,117,153	2,180,367

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	173	(718)	(1,087)
Equity interest in unrealized gain (loss) on interest rate hedge	(519)	891	369

Balance at end of period	(346)	173	(718)

Total Owner’s Equity	$4,019,353	$3,844,760	$3,594,557

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Net Income	$279,658	$270,776	$280,357
Equity interest in unrealized gain (loss) on interest rate hedge	(519)	891	369

Total Comprehensive Income	$279,139	$271,667	$280,726

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$279,658	$270,776	$280,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,069	252,131	247,543
Allowance for equity funds used during construction (Equity AFUDC)	(10,588)	(8,539)	(7,835)
Changes in operating assets and liabilities:
Receivables - affiliates	(982)	1,702	(3,192)
- others	(11,155)	6,714	(25,759)
Transportation and exchange gas receivable	(2,497)	4,833	3,399
Inventories	50,295	(46,261)	36,667
Payables - affiliates	(1,832)	(23,485)	(7,461)
- others	14,577	15,888	(51,868)
Accrued liabilities	26,637	405	(24,587)
Asset retirement obligation removal costs	(43,666)	(6,990)	(10,063)
Reserve for rate refunds	—	(564)	(13,798)
Other, net	11,128	42,873	27,393

Net cash provided by operating activities	571,644	509,483	450,796

Cash flows from financing activities:
Additions to long-term debt	372,518	—	—
Retirement of long-term debt	(300,000)	—	—
Debt issue costs	(3,846)	—	—
Cash distributions	(219,000)	(333,791)	(145,000)
Cash contributions from parent	115,000	75,000	—
Other	(4,681)	1,146	4,101

Net cash used in financing activities	(40,009)	(257,645)	(140,899)

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(385,671)	$(376,502)	$(303,458)
Disposal of property, plant and equipment, net	2,698	13,959	(2,328)
Advances to affiliates, net	(144,773)	126,999	189
Purchase of long-term investments	(14,834)	—	—
Purchase of ARO Trust investments	(41,310)	(46,952)	(45,604)
Proceeds from sale of ARO Trust investments	56,576	31,001	40,713
Other, net	(4,305)	(303)	271

Net cash used in investing activities	(531,619)	(251,798)	(310,217)

Increase (decrease) in cash	16	40	(320)
Cash at beginning of period	148	108	428

Cash at end of period	$164	$148	$108

* Increase to property, plant and equipment	$(386,462)	$(352,674)	$(328,190)
Changes in related accounts payable and accrued liabilities	791	(23,828)	24,732

Property, plant and equipment additions, net of equity AFUDC	$(385,671)	$(376,502)	$(303,458)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$88,357	$89,342	$89,150
Income taxes paid	728	31	21,457
Income tax refunds received	—	—	(455)
Supplemental disclosures of significant non-cash transactions:
Loans to parent reclassified to equity	—	—	(195,320)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Corporate Structure and Control.

In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”

Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams), and Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

Nature of Operations.

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

Regulatory Accounting.

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

Basis of Presentation.

Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $36 million per year. At December 31, 2011, the remaining property, plant and equipment allocation was approximately $0.8 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.

We are a participant in WPZ’s cash management program. We make advances to and receive advances from WPZ. The advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month.

Through an agency agreement, WPX Energy Marketing, LLC (WPXEM), our affiliate until December 31, 2011, managed our long-term purchase agreements and our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. On December 31, 2011, Williams completed the spin-off of its former exploration and production business, WPX Energy, Inc. (WPX), by means of a special stock dividend to its shareholders. Subsequent to the spinoff of WPX, our merchant function will be managed by Williams Energy Resources, LLC (WER), our affiliate. The long-term purchase agreements to be managed by WER remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales that will be managed by WER. WER will receive all margins associated with our jurisdictional merchant gas sales business and assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.

Principles of Consolidation.

The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2011 and December 31, 2010 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $6.2 million, $8.4 million, and $1.4 million in 2011, 2010 and 2009, respectively. In addition, distributions totaling $3.7 million were received by Williams Gas Pipeline Company, LLC (WGP) during the first nine months of 2009 in which it owned the equity method investments.

Use of Estimates.

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

Revenue Recognition.

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

Environmental Matters.

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

Property, Plant and Equipment.

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

We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage (cost of removal) for transmission facilities, production and gathering facilities and LNG storage facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Included in our depreciation rates is a negative salvage component that we currently collect in rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2011, 2010 and 2009 are as follows:

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

Impairment of Long-lived Assets.

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

For assets identified to be disposed of in the future and considered held for sale in accordance with the ASC Property, Plant, and Equipment (Topic 360), we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change. In 2011 we recorded a $1.4 million loss associated with a sale of assets. We had no impairments during the years ended December 31, 2010 and 2009.

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

Accounting for Repair and Maintenance Costs.

We account for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. All other costs are expensed as incurred.

Allowance for Funds Used During Construction.

Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $4.7 million, $3.8 million and $4.2 million, for 2011, 2010 and 2009, respectively. The allowance for equity funds was $10.6 million, $8.5 million, and $7.8 million, for 2011, 2010 and 2009, respectively.

Income Taxes.

We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by unitholders of our ultimate parent, WPZ. Net income for financial statement purposes may differ significantly from taxable income of WPZ’s unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income. The aggregated difference in the basis of our assets for financial and tax reporting purposes cannot be readily determined because information regarding each of WPZ’s unitholder’s tax attributes in us is not available to us. Cash payments in 2009 for income taxes were primarily related to tax liabilities generated prior to our conversion to a limited liability company.

Accounts Receivable and Allowance for Doubtful Receivables.

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

Gas Imbalances.

In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2011 and 2010. We utilize the average cost method of accounting for gas imbalances.

Deferred Cash Out.

Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.

Gas Inventory.

We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2011, customer nominations for withdrawals exceeded the physical withdrawals from the Eminence Storage facility, resulting in a liability. If inventories valued using the LIFO cost method were valued at current replacement cost, the amounts would decrease by $2.2 million at December 31, 2010. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.

Reserves for Inventory Obsolescence.

We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2011 and at December 31, 2010.

Contingent Liabilities

We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third-parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions or estimates.

Cash Flows from Operating Activities and Cash Equivalents.

We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.

Certain reclassifications from investing activities to operating activities, related to ARO removal costs of $7.0 million and $10.1 million for the years ended December 31, 2010 and December 31, 2009, respectively, have been made to correct the 2010 and 2009 financial statements.

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

Environmental Matters.

We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2011, we had a balance of approximately $3.5 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.7 million) in the accompanying Consolidated Balance Sheet. At December 31, 2010, we had a balance of approximately $3.8 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($3.0 million) in the accompanying Consolidated Balance Sheet.

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

Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs in the range of $18 million to $23 million through 2013, the compliance date.

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

We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at December 31, 2011 or December 31, 2010.

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

Safety Matters.

Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan to be completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes.

Currently, we estimate that the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $25 million and $40 million. Ongoing periodic reassessments and new initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments.

Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $296.0 million at December 31, 2011.

3. DEBT, FINANCING ARRANGEMENTS AND LEASES.

Long-Term Debt.

At December 31, 2011 and 2010, long-term debt issues were outstanding as follows (in thousands):

	2011	2010
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000

Total debentures	207,500	207,500

Notes:
7% due 2011	—	300,000
8.875% due 2012	325,000	325,000
6.4% due 2016	200,000	200,000
6.05% due 2018	250,000	250,000
5.4% due 2041	375,000	—

Total notes	1,150,000	1,075,000

Total long-term debt issues	1,357,500	1,282,500
Unamortized debt premium and discount	(3,103)	(2,482)
Current maturities	(325,000)	(300,000)

Total long-term debt, less current maturities	$1,029,397	$980,018

Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2011, for the next five years, are as follows (in thousands):

2012:	8.875% Notes	$325,000
2016:	6.4% Notes	$200,000

There are no maturities applicable to long-term debt outstanding for the years 2013, 2014 and 2015.

No property is pledged as collateral under any of our long-term debt issues.

Restrictive Debt Covenants.

At December 31, 2011, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.

Credit Facility.

In June 2011, we entered into a $2 billion five-year senior unsecured revolving credit facility agreement (Credit Facility) with WPZ and Northwest Pipeline GP (Northwest) as co-borrowers. The agreement is considered a modification to the previous borrowing arrangement for accounting purposes, and replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The Credit Facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the Credit Facility is available to WPZ. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Northwest.

Under the Credit Facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the Credit Facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At December 31, 2011, we are in compliance with these financial covenants.

Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s alternate base rate plus an applicable margin, or a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.

The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.

Total letter of credit capacity available to WPZ under the Credit Facility is $1.3 billion. At December 31, 2011, no letters of credit have been issued and the full $400 million under the Credit Facility was available to us.

Issuance and Retirement of Long-Term Debt.

In August 2011, we issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. A portion of these proceeds was used to repay our $300 million 7 percent senior unsecured notes that matured on August 15, 2011. As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in February 2012 and is expected to be completed in March 2012. If we fail to complete the exchange within certain time periods required by the registration rights agreement, additional interest will accrue on the affected securities.

Lease Obligations

The future minimum lease payments under our various operating leases, including the Williams Tower leases are as follows (in thousands):

	Operating Leases
	Williams Tower	Other Leases	Total
2012	$9,009	$146	$9,155
2013	9,065	126	9,191
2014	9,065	130	9,195
2015	9,065	—	9,065
2016	9,065	—	9,065
Thereafter	38,526	—	38,526

Total net minimum obligations	$83,795	$402	$84,197

Our lease expense was $9.1 million in 2011, $9.3 million in 2010, and $9.8 million in 2009.

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

	December 31,
	2011	2010
Money market funds	$1.4	$1.6
U.S. equity funds	9.5	17.4
International equity funds	5.3	6.0
Municipal bond funds	8.3	15.4

Total	$24.5	$40.4

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No such transfers occurred during the period ended December 31, 2011.

5. BENEFIT PLANS.

Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.

Pension and Other Postretirement Benefit Plans.

Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension expense charged to us by Williams was $16.4 million, $16.7 million and $20.3 million for 2011, 2010, and 2009, respectively.

Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries. We recognized other postretirement benefit income of $3.0 million and $4.5 million for 2011 and 2010, respectively, and other postretirement benefit expense of $3.3 million for 2009.

We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to revenues or expense and collected or refunded through future rate adjustments. The amounts of postretirement benefits costs deferred as a regulatory liability at December 31, 2011 and 2010 are $22.0 million and $14.0 million, respectively, and are expected to be refunded through future rates. The amounts of postretirement benefits costs deferred as regulatory assets at December 31, 2011 and 2010 are $5.7 million and $6.8 million, respectively, and are currently being recovered over a ten year period beginning March 1, 2007.

Defined Contribution Plan.

Williams charged us compensation expense of $6.8 million in 2011, $6.7 million in 2010, and $6.7 million in 2009 for Williams’ company matching contributions to this plan.

Employee Stock-Based Compensation Plan Information.

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

Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $3.1 million and $3.2 million, respectively, excluding amounts allocated from WGP, WPZ, and Williams.

Business Restructuring.

In connection with Williams’ restructuring, all of our employees were transferred to another Williams affiliate effective as of February 16, 2010. This affiliate provides the personnel to perform the services previously conducted by our employees and charges us for these services according to a new service agreement. (See Note 7.)

6. FINANCIAL INSTRUMENTS.

Fair value of financial instruments

The carrying amount and estimated fair values of our financial instruments as of December 31, 2011 and 2010 are as follow (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash	$164	$164	$148	$148
Short-term financial assets	255,878	255,878	108,985	108,985
ARO Trust investments	24,545	24,545	40,413	40,413
Long-term financial assets	7,277	7,277	144	144
Financial liabilities:
Long-term debt, including current portion	1,353,718	1,539,152	1,279,950	1,432,866

For cash and short-term financial assets (third-party notes receivable and advances to affiliates) that have variable interest rates, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For long-term financial assets (long-term receivables), the carrying amount is a reasonable estimate of fair value because the interest rate is a variable rate. The fair value of our publicly traded long-term debt is valued using year-end traded bond market prices. The fair value of our private debt is based on market rates and the prices of similar securities with similar terms and credit ratings. At December 31, 2011 and 2010, 72 percent and 100 percent, respectively, of long-term debt were publicly traded. (See Note 3.)

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES.

Major Customers.

Operating revenues received from our three major customers in 2011, 2010 and 2009 are as follows (in millions):

	2011		2010	2009
Public Service Enterprise Group	$	136.7	$130.0	$111.4
National Grid		98.2	115.1	120.3
Piedmont Natural Gas Company		83.0	85.6	78.4

Affiliates.

Prior to Williams’ restructuring in February 2010, we were a participant in Williams’ cash management program, whereby we made advances to and received advances from Williams. The interest rate on these intercompany demand notes was based upon the weighted average cost of William’s debt outstanding at the end of each quarter. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program terminated on February 28, 2010. We received interest income from advances to Williams of $2.2 million, and $19.1 million during 2010 and 2009, respectively.

Subsequent to Williams’ restructuring in February 2010, we became a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2011, the advances due us by WPZ totaled approximately $253.6 million. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At December 31, 2011, the interest rate was 0.01 percent.

On December 31, 2011, Williams completed the spin-off of its former exploration and production business, WPX, by means of a special stock dividend to its shareholders. Included in our operating revenues and cost of sales listed below are amounts related to activity with WPX.

Included in our operating revenues for 2011, 2010 and 2009 are revenues received from affiliates of $18.5 million, $23.4 million, and $21.9 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Through an agency agreement with us, WPXEM managed our jurisdictional merchant gas sales until December 31, 2011. Subsequent to the spinoff of WPX by Williams, our merchant function will be managed by WER, our affiliate.

Included in our cost of sales for 2011, 2010 and 2009 is purchased gas cost from affiliates of $8.8 million, $4.8 million, and $5.2 million, respectively. All gas purchases are made at market or contract prices.

Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for 2011, 2010 and 2009 were $52.6 million, $54.7 million, and $53.3 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.

Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services (WFS) facilities. Transco recorded reductions in operating expenses for services provided to and reimbursed by WFS of $6.4 million, $8.7 million, and $9.1 million in 2011, 2010 and 2009 respectively, under terms of the operating agreement. Pursuant to construction agreements, Transco received pre-payments from WFS of $0.1 million and $8.1 million during 2011 and 2010, respectively, for the modification of the North Markham lateral and tie-in to WFS, and $4.4 million and $5.4 million during 2011 and 2010, respectively, for construction of the Lower Demunds meter station.

Effective December 1, 2011, we transferred certain Central Louisiana gathering facilities to Williams Gas Processing – Gulf Coast Company, L.P. (Gas Processing) implementing a FERC order authorizing abandonment dated August 31, 2001 (Docket No. CP01-368, et al). The value of the assets transferred was $3.0 million consisting of our FERC basis net book value of $2.5 million payable by Gas Processing and a non-cash distribution from us to WPO of $0.5 million. We recorded a loss of $1.4 million associated with the transfer.

We made equity distributions of $219 million, $334 million and $145 million during 2011, 2010 and 2009, respectively.

During 2011 and 2010, WPO made contributions totaling $115 million and $75 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment.

We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. On February 17, 2010, we entered into an administrative services agreement pursuant to which TPS provides personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation and benefits) in connection with these services. We were billed $191.1 million and $170.7 million during 2011 and 2010, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses on the accompanying Consolidated Statement of Income.

8. ASSET RETIREMENT OBLIGATIONS.

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

The asset retirement obligation at December 31, 2011 and 2010 was $302.8 million and $251.6 million, respectively. During 2011 and 2010, our overall asset retirement obligation changed as follows (in thousands):

	2011	2010
Beginning balance	$251,644	$229,401
Accretion	19,866	16,542
New obligations	530	53
Changes in estimates of existing obligations (1)	74,039	15,747
Property dispositions/obligations settled	(43,311)	(10,099)

Ending balance	$302,768	$251,644

(1)	The change in estimates of existing obligations from 2010 to 2011 includes revisions of $35 million primarily due to increases in the inflation rate and estimated removal costs, which are among several factors considered for revision in the annual review process. The 2011 and 2010 revisions also include increases of $39 million and $31 million, respectively, related to changes in the timing and method of abandonment of our Eminence natural gas storage caverns that were associated with a leak in 2010.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. We have an annual funding obligation of approximately $16.7 million, with installments to be deposited monthly.

9. REGULATORY ASSETS AND LIABILITIES.

The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2011 and December 31, 2010 are as follows (in millions):

Regulatory Assets	2011	2010
Grossed-up deferred taxes on equity funds used during construction	$85.6	$87.8
Asset retirement obligations	114.4	101.3
Deferred taxes	10.2	11.3
Postretirement benefits other than pension	5.7	6.8
Fuel cost	26.2	33.2
Electric power cost	3.3	6.9
Other	0.4	0.1

Total Regulatory Assets	$245.8	$247.4

Regulatory Liabilities	2011	2010
Negative salvage	$158.1	$100.0
Deferred cash out	1.2	1.8
Sentinel meter station depreciation	2.8	1.6
Postretirement benefits other than pension	22.0	14.0
Other	0.7	0.4

Total Regulatory Liabilities	$184.8	$117.8

The significant regulatory assets and liabilities include:

Grossed-up deferred taxes on equity funds used during construction: Regulatory asset balance established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived asset to which they relate.

Asset Retirement Obligations: Regulatory asset balance established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates.

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

Negative Salvage: Our rates include a component designed to recover certain future retirement costs for which we are not required to record an asset retirement obligation. We record a regulatory liability representing the cumulative residual amount of recoveries through rates, net of expenditures associated with these retirement costs. Current year amount includes an adjustment for salvage proceeds from previously retired assets.

Deferred cash out: This amount represents the deferral of gains or losses on the purchases and sales of gas imbalances with shippers. These amounts are not included in the rate base but are expected to be recovered/refunded in subsequent annual cash out filing periods.

Sentinel meter station depreciation: This amount reflects the incremental depreciation being recorded related to the meter station modifications made for three of the Sentinel shippers. These modifications will be recovered through a surcharge over a defined period of time as stated in the Sentinel FERC order. The incremental depreciation represents the difference between the FERC granted depreciation rate for such facilities in the last rate case as compared to the depreciation rates in the Sentinel order which are based on the contractual terms in the surcharge agreements. The incremental depreciation will be recorded through the end of the contractual term and then will be amortized.

10. OTHER INCOME AND EXPENSES.

During 2011, we capitalized $10.1 million of project feasibility costs associated with the Northeast Supply Link Expansion Project, which were previously expensed in Other (income) expenses, net, upon determining that the project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. During 2011 and 2010, we recorded $14.6 million and $2.0 million, respectively, of charges to Operation and maintenance expenses primarily related to costs to ensure the safety of the surrounding area. In 2010, we also recorded $2.5 million related to gas loss in Cost of natural gas transportation.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands):

2011	First (1)	Second (2)	Third (3)	Fourth (4)
Operating revenues	$305,356	$300,851	$321,694	$314,613
Operating expenses	208,555	223,730	232,435	223,243

Operating income	96,801	77,121	89,259	91,370
Interest expense	23,822	23,873	23,887	23,600
Other (income) and deductions, net	(8,707)	(2,216)	(3,702)	(5,664)

Net income	$81,686	$55,464	$69,074	$73,434

2010	First (5)	Second (6)	Third	Fourth (7)

Operating revenues	$301,049	$276,681	$305,063	$299,202
Operating expenses	206,414	198,897	217,791	219,426

Operating income	94,635	77,784	87,272	79,776
Interest expense	23,547	23,733	23,751	23,942
Other (income) and deductions, net	(4,906)	(4,621)	(9,950)	(6,805)

Net income	$75,994	$58,672	$73,471	$62,639

(1)	Includes a $3.8 million increase to income before income taxes resulting from a gain on the sale of base gas from the Hester storage facility, a $3.6 million increase to operating expenses resulting from a gas leak at our Eminence storage facility and a $10.1 million decrease to operating expenses resulting from the reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project.
(2)	Includes a $3.0 million increase to operating expenses resulting from a gas leak at our Eminence storage facility.
(3)	Includes a $6.7 million increase to operating expenses resulting from a gas leak at our Eminence storage facility.
(4)	Includes a $6.3 million increase to operating expenses resulting from project feasibility costs associated with the Atlantic Access Project, and a $1.3 million increase to operating expenses resulting from a gas leak at our Eminence storage facility.
(5)	Includes a $5.0 million increase to income before income taxes resulting from a gain on the sale of base gas from the Hester storage facility.
(6)	Includes a $2.6 million increase to income before income taxes resulting from a gain on the sale of base gas from the Hester storage facility and a $1.2 million decrease to operating expenses resulting from an accrued obligation associated with an unclaimed property audit.
(7)	Includes a $1.1 million decrease to operating expenses resulting from an insurance reimbursement for a pipeline rupture near Appomattox, Virginia and a $4.5 million increase to operating expenses resulting from a gas leak at our Eminence storage facility.

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

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Fourth Quarter 2011 Changes in Internal Controls

There have been no changes during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B. Other information

None.

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

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2011	2010
Audit fees	$1,835	$1,784
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$1,835	$1,784

Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultation.

As a wholly owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2011 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on WPZ’s website at http://www.williamslp.com under the heading “Investors-SEC Filings”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2011 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Management’s Annual Report on Internal Control over Financial Reporting	31

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	32

Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009	33

Consolidated Balance Sheet as of December 31, 2011 and 2010	34-35

Consolidated Statement of Owner’s Equity for the Years Ended December 31, 2011, 2010 and 2009	36

Consolidate Statement of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	37

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	38-39

Notes to Consolidated Financial Statements	40-54

Not covered by Report of Independent Registered Public Accounting Firm :

Quarterly Financial Data (Unaudited)	55

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit No.	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our Form 10-Q and incorporated herein by reference).

4.1	Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trusted (filed on April 2, 1996 as Exhibit 4.1 to our Form S-3 and incorporated herein by reference).

4.2	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to our Form S-4 and incorporated herein by reference).

4.3	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed on August 14, 2002 as Exhibit 4.1 to The Williams Companies, Inc.’s, Form 10-Q filed and incorporated herein by reference).

4.4	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed on April 11, 2006 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.5	Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.6	Indenture, dated as of August 12, 2011 between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on August 12, 2011 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.7	Registration Rights Agreement, dated August 12, 2011, between Transco, BNP Paribas Securities Corp., RBC Capital Markets, LLC, and RBS Securities Inc., each acting on behalf of themselves and the initial purchases listed on Schedule I thereto (filed on August 12, 2011 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

10.1	Credit Agreement, dated as of June 03, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, and Transco, as co-borrowers, the lenders named therein and Citibank, N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to our quarterly report on Form 10-Q and incorporated herein by reference).

10.2	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s, Form 8-K, (File No. 001-32599) and incorporated herein by reference).

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.I SCH **	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ RANDALL L. BARNARD Randall L. Barnard	Management Committee Member and Senior Vice President (Principal Executive Officer)

/s/ RICHARD D. RODEKOHR Richard D. Rodekohr	Vice President and Treasurer (Principal Financial Officer)

/s/ JEFFREY P. HEINRICHS Jeffrey P. Heinrichs	Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ FRANK J. FERAZZI Frank J. Ferazzi	Management Committee Member and Vice President

Date: February 27, 2012

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our Form 10-Q and incorporated herein by reference).

4.1	Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trusted (filed on April 2, 1996 as Exhibit 4.1 to our Form S-3 and incorporated herein by reference).

4.2	Indenture dated August 27, 2001 between Transco and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to our Form S-4 and incorporated herein by reference).

4.3	Indenture dated July 3, 2002 between Transco and Citibank, N.A., as Trustee (filed on August 14, 2002 as Exhibit 4.1 to The Williams Companies, Inc.’s, Form 10-Q filed and incorporated herein by reference).

4.4	Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed on April 11, 2006 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.5	Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.6	Indenture, dated as of August 12, 2011 between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on August 12, 2011 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.7	Registration Rights Agreement, dated August 12, 2011, between Transco, BNP Paribas Securities Corp., RBC Capital Markets, LLC, and RBS Securities Inc., each acting on behalf of themselves and the initial purchases listed on Schedule I thereto (filed on August 12, 2011 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

10.1	Credit Agreement, dated as of June 03, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, and Transco, as co-borrowers, the lenders named therein and Citibank, N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to our quarterly report on Form 10-Q and incorporated herein by reference).

10.2	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s, Form 8-K, (File No. 001-32599) and incorporated herein by reference).

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.I SCH **	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.