Form 10-Q
period 2012-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2012-08-02
CIK 99250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Natural gas sales	$10,717	$26,239	$20,863	$53,281
Natural gas transportation	247,501	238,069	509,968	478,445
Natural gas storage	34,707	35,043	70,457	71,863
Other	839	1,500	2,355	2,618

Total operating revenues	293,764	300,851	603,643	606,207

Operating Costs and Expenses:
Cost of natural gas sales	10,717	26,239	20,863	53,281
Cost of natural gas transportation	7,777	6,982	19,160	18,346
Operation and maintenance	74,135	70,998	135,588	132,477
Administrative and general	42,712	37,885	88,782	78,627
Depreciation and amortization	66,380	66,013	132,375	130,256
Taxes - other than income taxes	12,873	11,863	26,466	25,398
Other (income) expense, net	15,680	3,750	23,461	(6,100)

Total operating costs and expenses	230,274	223,730	446,695	432,285

Operating Income	63,490	77,121	156,948	173,922

Other (Income) and Other Deductions:
Interest expense	23,668	23,873	47,386	47,695
Interest income - affiliates	(8)	(6)	(15)	(16)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,071)	(4,058)	(8,582)	(9,395)
Equity in earnings of unconsolidated affiliates	(1,732)	(1,095)	(3,268)	(2,413)
Miscellaneous other (income) deductions, net	(2,048)	2,943	(2,037)	901

Total other (income) and other deductions	14,809	21,657	33,484	36,772

Net Income	48,681	55,464	123,464	137,150

Equity interest in unrealized gain (loss) on interest rate hedge	(133)	(271)	(158)	(240)

Comprehensive Income	$48,548	$55,193	$123,306	$136,910

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$231	$164
Receivables:
Affiliates	2,674	5,903
Advances to affiliates	285,952	253,611
Others, less allowance of $26 ($407 in 2011)	109,999	121,589
Transportation and exchange gas receivables	3,379	4,914
Inventories	43,913	35,608
Regulatory assets	38,296	37,877
Other	17,221	12,973

Total current assets	501,665	472,639

Investments, at cost plus equity in undistributed earnings	52,615	56,994

Property, Plant and Equipment:
Natural gas transmission plant	8,260,535	8,089,338
Less-Accumulated depreciation and amortization	2,879,105	2,801,104

Total property, plant and equipment, net	5,381,430	5,288,234

Other Assets:
Regulatory assets	205,236	207,945
Other	48,742	50,471

Total other assets	253,978	258,416

Total assets	$6,189,688	$6,076,283

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND OWNER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$59,367	$16,937
Other	110,791	108,706
Transportation and exchange gas payables	1,484	2,784
Accrued liabilities	129,850	140,390
Current maturities of long-term debt	—	324,321

Total current liabilities	301,492	593,138

Long-Term Debt	1,354,357	1,029,397

Other Long-Term Liabilities:
Asset retirement obligations	250,533	245,365
Regulatory liabilities	202,271	182,848
Other	5,634	6,182

Total other long-term liabilities	458,438	434,395

Contingent liabilities and commitments (Note 2)	—	—

Owner’s Equity:
Member’s capital	1,910,888	1,841,888
Retained earnings	2,165,017	2,177,811
Accumulated other comprehensive loss	(504)	(346)

Total owner’s equity	4,075,401	4,019,353

Total liabilities and owner’s equity	$6,189,688	$6,076,283

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$123,464	$137,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,614	130,432
Allowance for equity funds used during construction (Equity AFUDC)	(5,895)	(6,497)
Changes in operating assets and liabilities:
Receivables - affiliates	3,229	(153)
- others	11,590	(6,556)
Transportation and exchange gas receivable	1,535	(8,293)
Inventories	(8,305)	3,752
Payables - affiliates	42,430	22,402
- others	(9,351)	25,716
Accrued liabilities	(8,634)	26,209
Asset retirement obligation removal costs	(23,319)	(16,495)
Other, net	17,134	(7,898)

Net cash provided by operating activities	276,492	299,769

Cash flows from financing activities:
Cash distributions to parent	(136,259)	(101,000)
Cash contributions from parent	69,000	86,000
Other, net	(2,077)	(5,727)

Net cash used in financing activities	(69,336)	(20,727)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(192,003)	(160,780)
Disposal of property, plant and equipment, net	10,820	(3,924)
Advances to affiliates, net	(32,342)	(99,629)
Return of capital from unconsolidated affiliates	11,327	1,925
Contributions to unconsolidated affiliates	(5,806)	(11,460)
Purchase of ARO Trust investments	(23,459)	(24,545)
Proceeds from sale of ARO Trust investments	23,993	26,655
Other, net	381	(7,332)

Net cash used in investing activities	(207,089)	(279,090)

Increase (decrease) in cash	67	(48)
Cash at beginning of period	164	148

Cash at end of period	$231	$100

* Increase to property, plant and equipment	$(202,133)	$(171,032)
Changes in related accounts payable and accrued liabilities	10,130	10,252

Property, plant and equipment additions, net of equity AFUDC	$(192,003)	$(160,780)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION.

In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, the subsidiaries that we control) is at times referred to in the first person as “we,” “us” or “our.”

Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At June 30, 2012, Williams holds an approximate 68 percent interest in WPZ, comprised of an approximate 66 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

General.

The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2012 and December 31, 2011 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $13.3 million and $4.1 million in the six months ended June 30, 2012 and June 30, 2011, respectively. Included in the distributions are $11.3 million return of capital from Cardinal in 2012 and $1.9 million return of capital from Pine Needle in 2011. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.8 million and $11.5 million in the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Through an agency agreement, WPX Energy Marketing, LLC (WPXEM), our affiliate until December 31, 2011, managed our long-term purchase agreements and our remaining jurisdictional merchant gas sales, which excludes our cash out sales in settlement of gas imbalances. On December 31, 2011, Williams completed the spin-off of its former exploration and production business, WPX Energy, Inc. (WPX). Subsequent to the spin-off, WPX managed our merchant function until May 1, 2012. Beginning May 1, 2012, our merchant function has been managed by Williams Energy Resources, LLC (WER), our affiliate. The long-term purchase agreements managed by WER remain in our name, as do the corresponding sales of such purchased gas. Therefore, we continue to record natural gas sales revenues and the related accounts receivable and cost of natural gas sales and the related accounts payable for the jurisdictional merchant sales managed by WER. WER receives all margins associated with our jurisdictional merchant gas sales business and assumes all market and credit risk associated with our jurisdictional merchant gas sales. Consequently, our merchant gas sales service has no impact on our operating income or results of operations.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications from Administrative and general to Operation and maintenance, related to certain employee related expenses of $2.6 million and $4.6 million for the three and six months ended June 30, 2011, respectively, have been made to conform to the presentation utilized in the 2012 Condensed Consolidated Statement of Comprehensive Income.

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

The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). If the D.C. Circuit were to overturn the FERC’s order, we believe any refunds would not be material to our results of operations.

Environmental Matters.

We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2012, we had a balance of approximately $3.1 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.3 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2011, we had a balance of approximately $3.5 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.7 million) in the accompanying Condensed Consolidated Balance Sheet.

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

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several Transco facilities are located in 2008 ozone non-attainment areas; however, each facility has been previously subjected to federal and/or state emission control requirements implemented to address preceding ozone standards. To date, no new federal or state actions have been proposed to mandate additional emission controls at these facilities. At this time, it is unknown whether future federal or state regulatory actions associated with implementation of the 2008 ozone standard will impact our operations and increase the cost of additions to property, plant and equipment. Until any additional federal or state regulatory actions are proposed, we are unable to estimate the cost of additions that may be required to meet this new regulation.

Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs in the range of $18 million to $23 million through 2013, the compliance date.

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. In February 2012, the EPA designated all areas of the country as “unclassifiable/attainment”, meaning that information available at that time did not indicate that air quality in these areas exceeded the NAAQS. Also, at that time, the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. Once three years of data is collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of EPA’s or states future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required.

We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at June 30, 2012 or December 31, 2011.

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

Currently, we estimate that the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $18 million and $33 million. Ongoing periodic reassessments and new initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments.

Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $312.1 million at June 30, 2012.

3. DEBT AND FINANCING ARRANGEMENTS.

Credit Facility.

Total letter of credit capacity available to WPZ under the $2.0 billion credit facility is $1.3 billion. At June 30, 2012, WPZ had a total of $345 million outstanding under the credit facility and no letters of credit have been issued. At June 30, 2012, the full $400 million under the credit facility was available to us.

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

On July 13, 2012, we issued $400 million aggregate principal amount of 4.45 percent senior unsecured notes due 2042 (4.45 percent Notes) to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Interest is payable on February 1 and August 1 of each year, beginning February 1, 2013. A portion of these proceeds was used to repay our $325 million 8.875 percent notes (8.875 percent Notes) that matured on July 15, 2012. As a result of this refinancing, the 8.875 percent Notes have been classified as long-term debt in our Condensed Consolidated Balance Sheet at June 30, 2012. We will use the remainder for general corporate purposes, including the funding of capital expenditures.

As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the 4.45 percent Notes. We are obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing and to use our commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

4. INVESTMENTS.

Available-for-Sale Investments.

Investments in available-for-sale securities at fair value were as follows for the periods ended (in millions):

	June 30, 2012		December 31, 2011
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$1.0	$1.0	$1.4	$1.4
U.S. Equity Funds	7.3	9.8	7.1	9.5
International Equity Funds	4.1	4.2	5.4	5.3
Municipal Bond Funds	9.7	10.1	7.9	8.3

Total	$22.1	$25.1	$21.8	$24.5

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

5. FAIR VALUE MEASUREMENTS.

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2012:
Measured on a recurring basis:
ARO Trust investments	$25.1	$25.1	$25.1	$—	$—
Additional disclosures:
Notes receivable	9.2	9.2	—	9.2	—
Long-term debt	(1,354.4)	(1,560.1)	—	(1,560.1)	—
Assets (liabilities) at December 31, 2011:
Measured on a recurring basis:
ARO Trust investments	$24.5	$24.5	$24.5	$—	$—
Additional disclosures:
Notes receivable	9.5	9.5	N/A	N/A	N/A
Long-term debt, including current portion	(1,353.7)	(1,539.2)	N/A	N/A	N/A

Fair Value of Methods.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term financial assets (advances to affiliates) that have variable interest rates - The carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

ARO Trust investments - We deposit a portion of our collected rates, pursuant to our 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted net asset values, are classified as available-for-sale, and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2012 or 2011.

6. TRANSACTIONS WITH AFFILIATES.

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2012 and December 31, 2011, the advances due us by WPZ totaled approximately $286.0 million and $253.6 million, respectively. These advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2012, the interest rate was 0.01 percent.

Included in our operating revenues for the six months ending June 30, 2012 and 2011 are revenues received from affiliates of $1.1 million and $9.9 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in our cost of sales for the six months ended June 30, 2012 and 2011 is purchased gas cost from affiliates of $2.4 million and $4.5 million, respectively. All gas purchases are made at market or contract prices.

Williams has a policy of charging its subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ended June 30, 2012 and 2011, are $36.1 million and $27.0 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies.

Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. Transco recorded reductions in operating expenses for services provided to and reimbursed by WFS of $1.6 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively, under terms of the operating agreement.

We made equity distributions to WPO totaling $136.3 million and $101.0 million during the six months ended June 30, 2012 and 2011, respectively. During July 2012, we made an additional distribution of $60.0 million. In the six months ended June 30, 2012 and 2011, respectively, WPO made contributions totaling $69.0 million and $86.0 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In July 2012, WPO made an additional $48.0 million contribution.

We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. Pursuant to an administrative services agreement, TPS provides personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, incentive compensation and benefits) in connection with these services. We were billed $101.9 million and $95.2 million in the six months ended June 30, 2012 and 2011, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses on the accompanying Condensed Consolidated Statement of Comprehensive Income.

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

RESULTS OF OPERATIONS.

Operating Income and Net Income.

Operating income for the six months ended June 30, 2012 was $156.9 million compared to $173.9 million for the six months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $123.5 million compared to $137.1 million for the six months ended June 30, 2011. The decrease in Operating income of $17.0 million (9.8 percent) was primarily due to an increase in Operating Costs and Expenses, partially offset by higher Natural gas transportation revenues in 2012 compared to 2011, as discussed below. The decrease in Net income of $13.6 million (9.9 percent) was mostly attributable to the decrease in Operating income, partially offset by a favorable change in net deductions in Other (Income) and Other Deductions, as discussed below.

Transportation Revenues.

Operating revenues: Natural gas transportation for the six months ended June 30, 2012 increased $31.6 million (6.6 percent) over the same period in 2011. The increase was primarily due to higher transportation reservation revenues of $26.3 million, ($15.5 million from our 85 North Phase II project placed in service in May 2011, $6.6 million from the Pascagoula project placed in service in September 2011, and $4.2 million from the Mobile Bay South Phase II project placed in service in May 2011), $2.3 million higher revenues due to one more billable day in 2012 because of leap year, $1.8 million higher revenues from firm backhaul transportation in 2012 and $1.1 million higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

Sales Revenues.

Operating revenues: Natural gas sales decreased $32.4 million (60.8 percent) for the six months ended June 30, 2012 compared to the same period in 2011. The decrease was primarily due to the absence of system management gas sales of $12.0 million and Hester base gas sales of $4.4 million, both recorded in 2011, and lower cash-out sales of $15.8 million. System management gas sales and cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.

Operating Costs and Expenses.

Excluding the Cost of natural gas sales, which is directly offset in revenues, of $20.9 million for the six months ended June 30, 2012 and $53.3 million for the comparable period in 2011, our operating costs and expenses for the six months ended June 30, 2012 increased approximately $46.8 million (12.3 percent) over the comparable period in 2011. This increase was primarily attributable to:

•

A $29.6 million net expense increase (485.2 percent) in Other (income) expense, net primarily due to the absence of $10.1 million recorded in 2011 for the reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development, a $12.7 million increase in other project feasibility costs, the absence of the $3.8 million gain on Hester base gas sales recorded in 2011, and a $3.0 million accrual for a certain litigation matter;

•

A $10.2 million (13.0 percent) increase in Administrative and general costs primarily resulting from a $9.1 million increase in allocated corporate expenses, a $1.5 million increase in information technology services, a $1.4 million increase in rental costs, partially offset by a $1.4 million decrease in employee related benefit costs;

•

A $3.1 million (2.3 percent) increase in Operation and maintenance costs primarily resulting from a $5.3 million increase in employee labor and related benefit costs and $1.8 million associated with the Alabama pipeline rupture, partially offset by $5.5 lower costs associated our Eminence storage field leak, and;

•	A $2.1 million (1.6 percent) increase in Depreciation and amortization costs primarily resulting from an increase in the depreciation base due to additional plant placed in service in 2011.

Other (Income) and Other Deductions.

Other (income) and other deductions for the six months ended June 30, 2012 had a favorable change of $3.3 million (9.0 percent) over the same period in 2011 primarily due to a higher amount of reimbursements for tax gross-up related to reimbursable projects.

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

As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $90.0 million, which is expected to be spent through the first half of 2013. This estimate is subject to change as work progresses and additional information becomes known. To the extent available, the abandonment costs will be funded from the ARO Trust. As of June 30, 2012, we have incurred approximately $56.5 million of abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings.

In the three and six months ended June 30, 2012, we incurred $0.5 million and $1.1 million, respectively, of expense related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $7.3 million through the remainder of 2012 and in 2013.

Sweet Water, Alabama Pipeline Rupture.

On December 3, 2011, we experienced a rupture of our 36-inch diameter Main Line C pipeline near Sweet Water, Alabama, in a mostly unpopulated area. The rupture resulted in an explosion and fire which caused timber damage to adjacent landowners. There were no injuries as a result of the rupture. On December 6, 2011, PHMSA issued a Corrective Action Order (CAO) outlining the steps required to ensure the safety of Main Line C before its return to service. In March 2012, we submitted our plan to PHMSA to place Main Line C back in service. In June 2012, we received temporary approval from PHMSA to return the line to service. We expect to receive permanent approval from PHMSA after certain pressure tests are completed once the line is returned to service. The adjacent B Line was exposed by the rupture and had coating damage due to the fire. We have replaced that section of B Line. Mainlines A, D and E were not damaged and were quickly back at full service. There has been no impact to our customers.

Filing of Rate Case.

Pursuant to the terms of our most recent rate settlement agreement, we must file a new rate case no later than August 31, 2012.

Method of Financing.

We funded the July 15, 2012 maturity of our $325 million 8.875 percent Notes with a new $400 million debt issuance.

Capital Expenditures.

Our capital expenditures for the six months ended June 30, 2012 were $192.0 million, compared to $160.8 million for the six months ended June 30, 2011. The $31.2 million increase is primarily due to higher spending on expansion projects in 2012. Our capital expenditures estimate for 2012 and future capital projects are discussed in our 2011 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.

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

Virginia Southside Expansion Project

The Virginia Southside Expansion Project involves an expansion of our existing natural gas transmission system from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia and our Cascade Creek interconnect with East Tennessee Natural Gas in North Carolina. We anticipate filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $296 million. We plan to place the project into service in September 2015, and it will increase capacity by 250 Mdth/d.

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

Second Quarter 2012 Changes in Internal Controls.

There have been no changes during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 6. EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on July 16, 2012 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.2	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. (filed on July 16, 2012 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated: August 2, 2012	By:	/s/ JEFFREY P. HEINRICHS
Jeffrey P. Heinrichs
Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on July 16, 2012 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.2	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. (filed on July 16, 2012 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.