Form 10-Q
period 2012-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2012-10-31
CIK 99250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Natural gas sales	$15,828	$36,368	$36,691	$89,649
Natural gas transportation	251,691	248,322	761,659	726,767
Natural gas storage	34,714	35,392	105,171	107,255
Other	724	1,612	3,079	4,230

Total operating revenues	302,957	321,694	906,600	927,901

Operating Costs and Expenses:
Cost of natural gas sales	15,828	36,368	36,691	89,649
Cost of natural gas transportation	8,104	9,349	27,264	27,695
Operation and maintenance	78,480	68,988	214,068	201,465
Administrative and general	42,443	34,900	131,225	113,527
Depreciation and amortization	66,693	66,300	199,068	196,556
Taxes - other than income taxes	12,644	11,930	39,110	37,328
Other (income) expense, net	7,753	4,600	31,214	(1,500)

Total operating costs and expenses	231,945	232,435	678,640	664,720

Operating Income	71,012	89,259	227,960	263,181

Other (Income) and Other Deductions:
Interest expense	21,132	23,887	68,518	71,582
Interest income - affiliates	(9)	(6)	(24)	(22)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,886)	(3,118)	(14,468)	(12,513)
Equity in earnings of unconsolidated affiliates	(2,127)	(1,355)	(5,395)	(3,768)
Miscellaneous other (income) deductions, net	(2,060)	777	(4,097)	1,678

Total other (income) and other deductions	11,050	20,185	44,534	56,957

Net Income	59,962	69,074	183,426	206,224

Equity interest in unrealized gain (loss) on interest rate hedge	(283)	(316)	(441)	(556)

Comprehensive Income	$59,679	$68,758	$182,985	$205,668

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current Assets:
Cash	$100	$164
Receivables:
Affiliates	2,533	5,903
Advances to affiliates	317,797	253,611
Others, less allowance of $0 ($407 in 2011)	108,496	121,589
Transportation and exchange gas receivables	3,892	4,914
Inventories	45,392	35,608
Regulatory assets	36,006	37,877
Other	18,095	12,973

Total current assets	532,311	472,639

Investments, at cost plus equity in undistributed earnings	54,458	56,994

Property, Plant and Equipment:
Natural gas transmission plant	8,376,177	8,089,338
Less-Accumulated depreciation and amortization	2,909,588	2,801,104

Total property, plant and equipment, net	5,466,589	5,288,234

Other Assets:
Regulatory assets	212,080	207,945
Other	48,507	50,471

Total other assets	260,587	258,416

Total assets	$6,313,945	$6,076,283

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$30,015	$16,937
Other	110,278	108,706
Transportation and exchange gas payables	1,753	2,784
Accrued liabilities	130,966	140,390
Current maturities of long-term debt	—	324,321

Total current liabilities	273,012	593,138

Long-Term Debt	1,428,290	1,029,397

Other Long-Term Liabilities:
Asset retirement obligations	260,261	245,365
Regulatory liabilities	223,015	182,848
Other	6,288	6,182

Total other long-term liabilities	489,564	434,395

Contingent liabilities and commitments (Note 2)

Owner’s Equity:
Member’s capital	1,958,888	1,841,888
Retained earnings	2,164,978	2,177,811
Accumulated other comprehensive loss	(787)	(346)

Total owner’s equity	4,123,079	4,019,353

Total liabilities and owner’s equity	$6,313,945	$6,076,283

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$183,426	$206,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	199,451	196,834
Allowance for equity funds used during construction (Equity AFUDC)	(9,935)	(8,643)
Changes in operating assets and liabilities:
Receivables - affiliates	3,370	(529)
- others	13,093	3,677
Inventories	1,199	29,531
Payables - affiliates	13,078	9,763
- others	(14,067)	13,816
Accrued liabilities	(1,930)	27,413
Asset retirement obligation removal costs	(30,646)	(34,508)
Other, net	26,744	(4,399)

Net cash provided by operating activities	383,783	439,179

Cash flows from financing activities:
Additions to long-term debt	398,804	372,518
Retirement of long-term debt	(325,000)	(300,000)
Debt issue costs	(4,304)	(3,811)
Cash distributions to parent	(196,259)	(152,000)
Cash contributions from parent	117,000	100,000
Other, net	(4,507)	(7,671)

Net cash provided by (used in) financing activities	(14,266)	9,036

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(326,998)	(267,522)
Disposal of property, plant and equipment, net	9,920	(639)
Advances to affiliates, net	(64,186)	(172,910)
Return of capital from unconsolidated affiliates	11,327	1,925
Contributions to unconsolidated affiliates	(5,806)	(13,120)
Purchase of ARO Trust investments	(27,134)	(36,577)
Proceeds from sale of ARO Trust investments	32,471	47,901
Other, net	825	(7,301)

Net cash used in investing activities	(369,581)	(448,243)

Increase (decrease) in cash	(64)	(28)
Cash at beginning of period	164	148

Cash at end of period	$100	$120

* Increase to property, plant and equipment	$(327,634)	$(272,116)
Changes in related accounts payable and accrued liabilities	636	4,594

Property, plant and equipment additions, net of equity AFUDC	$(326,998)	$(267,522)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION.

In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, the subsidiaries that we control) is at times referred to in the first person as “we,” “us” or “our.”

Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At September 30, 2012, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

General.

The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2012 and December 31, 2011 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $13.3 million and $5.1 million in the nine months ended September 30, 2012 and September 30, 2011, respectively. Included in the distributions are $11.3 million return of capital from Cardinal in 2012 and $1.9 million return of capital from Pine Needle in 2011. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.8 million and $13.1 million in the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Certain reclassifications from Administrative and general to Operation and maintenance, related to certain employee related expenses of $2.4 million and $7.0 million for the three and nine months ended September 30, 2011, respectively, have been made to conform to the presentation utilized in the 2012 Condensed Consolidated Statement of Comprehensive Income.

2. CONTINGENT LIABILITIES AND COMMITMENTS.

Rate Matters.

General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below) to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting and suspending our filing to be effective March 1, 2013, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases, were accepted, without suspension, to be effective October 1, 2012. These decreased rates will not be subject to refund, but may be subject to decrease prospectively under the Natural Gas Act of 1938, Section 5.

General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.

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

Environmental Matters.

We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $7 million to $9 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2012, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2011, we had a balance of approximately $3.5 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($2.7 million) in the accompanying Condensed Consolidated Balance Sheet.

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

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. In February 2012, the EPA designated all areas of the country as “unclassifiable/attainment”, meaning that information available at that time did not indicate that air quality in these areas exceeded the NAAQS. Also, at that time, the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. Once three years of data is collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required.

We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at September 30, 2012 or December 31, 2011.

By letter dated September 20, 2007, the EPA required us to provide information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Federal Clean Air Act (Act). By January 2008, we responded with the requested information. By Notices of Violation (NOVs) dated March 28, 2008, the EPA found us to be in violation of the requirements of the Act with respect to these compressor stations. We met with the EPA in May 2008 to discuss the allegations contained in the NOVs; in June 2008, we submitted to the EPA a written response denying the allegations. The EPA has requested additional information pertaining to these compressor stations and in May 2011, we submitted information in response to the EPA’s latest request. In August, 2010, the EPA requested, and we provided, similar information for a compressor station in Maryland.

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

Currently, we estimate that the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $12 million and $16 million. Ongoing periodic reassessments and new initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Other Commitments.

Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $267.0 million at September 30, 2012.

3. DEBT AND FINANCING ARRANGEMENTS.

Credit Facility.

In September 2012, WPZ amended its existing $2 billion senior unsecured revolving credit facility agreement to increase its aggregate commitments by $400 million. This facility was also amended to provide an additional $400 million increase to be available under certain conditions in the future. We may borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ and Northwest Pipeline GP.

Letter of credit capacity under the $2.4 billion credit facility is $1.3 billion. At September 30, 2012, no letters of credit have been issued and no loans are outstanding under the credit facility. At September 30, 2012, the full $400 million under the credit facility was available to us.

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

4. INVESTMENTS.

Available-for-Sale Investments.

Investments in available-for-sale securities at fair value were as follows (in millions):

	September 30, 2012		December 31, 2011
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$0.5	$0.5	$1.4	$1.4
U.S. Equity Funds	6.4	9.0	7.1	9.5
International Equity Funds	4.1	4.4	5.4	5.3
Municipal Bond Funds	6.7	7.2	7.9	8.3

Total	$17.7	$21.1	$21.8	$24.5

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

5. FAIR VALUE MEASUREMENTS.

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2012:
Measured on a recurring basis:
ARO Trust investments	$21.1	$21.1	$21.1	$—	$—

Additional disclosures:
Notes receivable	8.7	8.7	—	8.7	—
Long-term debt	(1,428.3)	(1,687.9)	—	(1,687.9)	—

Assets (liabilities) at December 31, 2011:
Measured on a recurring basis:
ARO Trust investments	$24.5	$24.5	$24.5	$—	$—

Additional disclosures:
Notes receivable	9.5	9.5	N/A	N/A	N/A
Long-term debt, including current portion	(1,353.7)	(1,539.2)	N/A	N/A	N/A

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2012 or 2011.

6. TRANSACTIONS WITH AFFILIATES.

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2012 and December 31, 2011, the advances due us by WPZ totaled approximately $317.8 million and $253.6 million, respectively. These advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2012, the interest rate was 0.01 percent.

Included in our operating revenues for the nine months ending September 30, 2012 and 2011 are revenues received from affiliates of $8.6 million and $17.9 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in our cost of sales for the nine months ended September 30, 2012 and 2011 is purchased gas cost from affiliates of $3.2 million and $6.1 million, respectively. All gas purchases are made at market or contract prices.

Williams has a policy of charging its subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the nine months ended September 30, 2012 and 2011, are $54.9 million and $40.2 million, respectively, for such corporate expenses charged by Williams, WPZ, and other affiliated companies.

Pursuant to an operating agreement, we serve as contract operator on certain Williams Field Services Company (WFS) facilities. Transco recorded reductions in operating expenses for services provided to and reimbursed by WFS of $2.7 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively, under terms of the operating agreement.

We made equity distributions to WPO totaling $196.3 million and $152.0 million during the nine months ended September 30, 2012 and 2011, respectively. During October 2012, we made an additional distribution of $50.0 million. In the nine months ended September 30, 2012 and 2011, respectively, WPO made contributions totaling $117.0 million and $100.0 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In October 2012, WPO made an additional $33.0 million contribution.

We have no employees. Services are provided to us by an affiliate, Transco Pipeline Services LLC (TPS), a Delaware limited liability company. Pursuant to an administrative services agreement, TPS provides personnel, facilities, goods and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse TPS for all direct and indirect expenses it incurs or payments it makes (including salary, incentive compensation and benefits) in connection with these services. We were billed $155.0 million and $142.7 million in the nine months ended September 30, 2012 and 2011, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses on the accompanying Condensed Consolidated Statement of Comprehensive Income.

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

RESULTS OF OPERATIONS.

Operating Income and Net Income.

Operating income for the nine months ended September 30, 2012 was $228.0 million compared to $263.2 million for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $183.4 million compared to $206.2 million for the nine months ended September 30, 2011. The decrease in Operating income of $35.2 million (13.4 percent) was primarily due to an increase in Operating Costs and Expenses, partially offset by higher Natural gas transportation revenues in 2012 compared to 2011, as discussed below. The decrease in Net income of $22.8 million (11.1 percent) was mostly attributable to the decrease in Operating income, partially offset by a favorable change in net deductions in Other (Income) and Other Deductions, as discussed below.

Transportation Revenues.

Operating revenues: Natural gas transportation for the nine months ended September 30, 2012 increased $34.9 million (4.8 percent) over the same period in 2011. The increase was primarily due to higher transportation reservation revenues of $31.4 million, ($15.5 million from our 85 North Phase II project placed in service in May 2011, $10.0 million from the Pascagoula project placed in service in September 2011, $4.2 million from the Mobile Bay South Phase II project placed in service in May 2011, and $1.7 million from the Mid-South project place in service in September 2012), $2.3 million higher revenues due to one more billable day in 2012 because of leap year, and $2.0 million higher revenues from firm backhaul transportation in 2012.

Sales Revenues.

Operating revenues: Natural gas sales decreased $52.9 million (59.0 percent) for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was primarily due to lower system management gas sales of $30.8 million, the absence of Hester base gas sales of $4.4 million, recorded in 2011, and lower cash-out sales of $17.5 million. System management gas sales and cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.

Operating Costs and Expenses.

Excluding the Cost of natural gas sales, which is directly offset in revenues, of $36.7 million for the nine months ended September 30, 2012 and $89.6 million for the comparable period in 2011, our operating costs and expenses for the nine months ended September 30, 2012 increased approximately $66.8 million (11.6 percent) over the comparable period in 2011. This increase was primarily attributable to:

•

A $32.7 million unfavorable change in Other (income) expense, net primarily due to the absence of $10.1 million recorded in 2011 for the reversal of project feasibility costs from expense to capital associated with the Northeast Supply Link Expansion Project upon determining that the project was probable of development, a $14.5 million increase in other project feasibility costs, the absence of the $3.8 million gain on Hester base gas sales recorded in 2011, and a $3.0 million accrual for a certain litigation matter;

•

A $17.7 million (15.6 percent) increase in Administrative and general costs primarily resulting from a $14.4 million increase in allocated corporate expenses, a $2.0 million increase in information technology services, and a $1.6 million increase in rental costs;

•

A $12.6 million (6.3 percent) increase in Operation and maintenance costs resulting from a $11.3 million increase primarily related to compressor and pipeline maintenance and repairs, a $10.8 million increase in employee labor and related benefit costs and $2.0 million associated with the Alabama pipeline rupture, partially offset by $11.5 lower costs associated our Eminence storage field leak, and;

•	A $2.5 million (1.3 percent) increase in Depreciation and amortization costs primarily resulting from an increase in the depreciation base due to additional plant placed in service in 2011 and 2012.

Other (Income) and Other Deductions.

Other (income) and other deductions for the nine months ended September 30, 2012 had a favorable change of $12.5 million (21.9 percent) over the same period in 2011 primarily due to a $5.3 million higher amount of reimbursements for tax gross-up related to reimbursable projects, and $3.1 million in lower interest expense.

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

As a result of these occurrences, we have determined that these two caverns cannot be returned to service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should be retired. In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $91.6 million, which is expected to be spent through the end of 2013. This estimate is subject to change as work progresses and additional information becomes known. To the extent available, the abandonment costs will be funded from the ARO Trust. As of September 30, 2012, we have incurred approximately $61.7 million of abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings.

In the three and nine months ended September 30, 2012, we incurred $0.7 million and $1.8 million, respectively, of expense related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $5.7 million through the remainder of 2012 and in 2013.

Sweet Water, Alabama Pipeline Rupture.

On December 3, 2011, we experienced a rupture of our 36-inch diameter Main Line C pipeline near Sweet Water, Alabama, in a mostly unpopulated area. The rupture resulted in an explosion and fire which caused timber damage to adjacent landowners. There were no injuries as a result of the rupture. On December 6, 2011, PHMSA issued a Corrective Action Order (CAO) outlining the steps required to ensure the safety of Main Line C before its return to service. In March 2012, we submitted our plan to PHMSA to place Main Line C back in service and in June 2012, we received temporary authorization from PHMSA to do so. We are pursuing final resolution of the CAO which would remove the temporary nature of PHMSA’s prior authorization with respect to Main Line C. The adjacent B Line was exposed by the rupture and had coating damage due to the fire. We have replaced that section of B Line. Mainlines A, D and E were not damaged and were quickly back at full service. There has been no impact to our customers.

Filing of Rate Case.

On August 31, 2012, we filed a general rate case with the FERC for an overall increase in rates. In September 2012, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2013, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2012 and will not be subject to refund. The impact of these specific new rates that became effective October 1, 2012 is expected to reduce revenues by approximately $4.0 million for the period from October 1, 2012 until the remaining rates that are currently suspended become effective on March 1, 2013.

Capital Expenditures.

Our capital expenditures for the nine months ended September 30, 2012 were $327.0 million, compared to $267.5 million for the nine months ended September 30, 2011. The $59.5 million increase is primarily due to higher spending on expansion projects in 2012. Our capital expenditures estimate for 2012 and future capital projects are discussed in our 2011 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.

Mid-South Expansion Project

The Mid-South Expansion Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011, we received approval from the FERC. The capital cost of the project is estimated to be approximately $205 million. We placed the first phase of the project into service in September 2012 which increased capacity by 95 thousand dekatherms per day (Mdth/d). We plan to place the second phase of the project into service in June 2013 which will increase capacity by an additional 130 Mdth/d.

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

Rockaway Delivery Lateral Project

The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We anticipate filing an application with the FERC in the fourth quarter of 2012. The capital cost of the project is estimated to be approximately $182 million. We plan to place the project into service as early as April 2014, and its capacity will be 647 Mdth/d.

Northeast Connector Project

The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We anticipate filing an application with the FERC in the second quarter of 2013. The capital cost of the project is estimated to be approximately $39 million. We plan to place the project into service as early as April 2014, and it will increase capacity by 100 Mdth/d.

Virginia Southside Expansion Project

The Virginia Southside Expansion Project involves an expansion of our existing natural gas transmission system from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia and our Cascade Creek interconnect with East Tennessee Natural Gas in North Carolina. We anticipate filing an application with the FERC in the fourth quarter of 2012. The capital cost of the project is estimated to be approximately $296 million. We plan to place the project into service in September 2015, and it will increase capacity by 250 Mdth/d.

ITEM 4. Controls and Procedures.

Our management, including our Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Transco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

Evaluation of Disclosure Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Vice President and our Vice President and Treasurer. Based upon that evaluation, our Vice President and our Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Third Quarter 2012 Changes in Internal Controls.

There have been no changes during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 6. EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on July 16, 2012 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.2	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. (filed on July 16, 2012 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

10.1	Commitment Increase and First Amendment, dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N. A., as Administrative Agent (filed on September 27, 2012 as Exhibit 10.1 to Williams Partners L.P.’s Form 8-K, (File No. 001-32599) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated: October 31, 2012	By: /s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

4.1	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on July 16, 2012 as Exhibit 4.1 to our Form 8-K and incorporated herein by reference).

4.2	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. (filed on July 16, 2012 as Exhibit 10.1 to our Form 8-K and incorporated herein by reference).

10.1	Commitment Increase and First Amendment, dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N. A., as Administrative Agent (filed on September 27, 2012 as Exhibit 10.1 to Williams Partners L.P.’s Form 8-K, (File No. 001-32599) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.