Form 10-Q
period 2013-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2013-07-31
CIK 99250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Natural gas sales	$36,013	$10,717	$60,584	$20,863
Natural gas transportation	269,999	247,501	539,576	509,968
Natural gas storage	35,917	34,707	71,507	70,457
Other	950	839	2,274	2,355

Total operating revenues	342,879	293,764	673,941	603,643

Operating Costs and Expenses:
Cost of natural gas sales	36,013	10,717	60,584	20,863
Cost of natural gas transportation	8,143	7,777	18,997	19,160
Operation and maintenance	63,260	75,921	123,714	139,527
Administrative and general	44,997	42,712	92,020	88,782
Depreciation and amortization	63,466	66,380	131,159	132,375
Taxes — other than income taxes	10,935	11,087	22,561	22,527
Other (income) expense, net	5,108	15,680	12,188	23,461

Total operating costs and expenses	231,922	230,274	461,223	446,695

Operating Income	110,957	63,490	212,718	156,948

Other (Income) and Other Expenses:
Interest expense	20,746	23,668	41,300	47,386
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,520)	(5,071)	(10,350)	(8,582)
Equity in earnings of unconsolidated affiliates	(1,483)	(1,732)	(2,741)	(3,268)
Miscellaneous other (income) expenses, net	(835)	(2,056)	(2,515)	(2,052)

Total other (income) and other expenses	12,908	14,809	25,694	33,484

Net Income	98,049	48,681	187,024	123,464
Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $82 and $40 for the three months ended and $161 and $77 for the six months ended June 30, 2013 and June 30, 2012, respectively, of accumulated other comprehensive income reclassification for realized losses on interest rate hedges)	404	(133)	506	(158)

Comprehensive Income	$98,453	$48,548	$187,530	$123,306

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$111	$185
Receivables:
Affiliates	3,817	2,656
Advances to affiliate	413,970	312,165
Trade and other	155,177	125,775
Transportation and exchange gas receivables	7,196	2,876
Inventories	63,338	45,918
Regulatory assets	42,361	36,706
Other	16,684	14,342

Total current assets	702,654	540,623

Investments, at cost plus equity in undistributed earnings	54,465	55,603

Property, Plant and Equipment:
Natural gas transmission plant	8,671,225	8,506,189
Less-Accumulated depreciation and amortization	3,002,848	2,954,276

Total property, plant and equipment, net	5,668,377	5,551,913

Other Assets:
Regulatory assets	267,755	214,912
Other	53,199	47,764

Total other assets	320,954	262,676

Total assets	$6,746,450	$6,410,815

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$39,094	$32,006
Trade and other	192,795	119,307
Transportation and exchange gas payables	1,584	3,513
Reserve for rate refunds	39,079	—
Accrued liabilities	160,162	139,333

Total current liabilities	432,714	294,159

Long-Term Debt	1,428,389	1,428,323

Other Long-Term Liabilities:
Asset retirement obligations	265,041	253,398
Regulatory liabilities	246,513	232,888
Other	5,521	5,339

Total other long-term liabilities	517,075	491,625

Contingent Liabilities and Commitments (Note 2)
Owner’s Equity:
Member’s capital	2,100,446	1,993,412
Retained earnings	2,268,042	2,204,018
Accumulated other comprehensive loss	(216)	(722)

Total owner’s equity	4,368,272	4,196,708

Total liabilities and owner’s equity	$6,746,450	$6,410,815

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$187,024	$123,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130,738	132,614
Allowance for equity funds used during construction (equity AFUDC)	(7,350)	(5,895)
Changes in operating assets and liabilities:
Receivables — affiliates	(1,161)	3,229
— trade and other	(29,402)	11,590
Transportation and exchange gas receivable	(4,320)	1,535
Inventories	(15,574)	(8,305)
Payables — affiliates	7,088	42,430
— trade	17,180	(9,351)
Accrued liabilities	2,783	(8,634)
Reserve for rate refunds	39,079	—
Asset retirement obligation removal costs	(9,092)	(23,319)
Other, net	49,278	17,134

Net cash provided by operating activities	366,271	276,492

Cash flows from financing activities:
Cash distributions to parent	(123,000)	(136,259)
Cash contributions from parent	107,000	69,000
Other, net	17,796	(2,077)

Net cash provided by (used in) financing activities	1,796	(69,336)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(258,152)	(192,003)
Disposal of property, plant and equipment, net	426	10,820
Advances to affiliate, net	(101,805)	(32,342)
Return of capital from unconsolidated affiliates	398	11,327
Contributions to unconsolidated affiliates	—	(5,806)
Purchase of ARO Trust investments	(20,452)	(23,459)
Proceeds from sale of ARO Trust investments	14,844	23,993
Other, net	(3,400)	381

Net cash used in investing activities	(368,141)	(207,089)

Increase (decrease) in cash	(74)	67
Cash at beginning of period	185	164

Cash at end of period	$111	$231

* Increase to property, plant and equipment	$(306,118)	$(202,133)
Changes in related accounts payable and accrued liabilities	47,966	10,130

Property, plant and equipment additions, net of equity AFUDC	$(258,152)	$(192,003)

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

Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At June 30, 2013, Williams holds an approximate 68 percent interest in WPZ, comprised of an approximate 66 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

General.

The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2013 and December 31, 2012 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.4 million and $13.3 million in the six months ended June 30, 2013 and June 30, 2012, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.8 million in the six months ended June 30, 2012. There were no contributions to Cardinal for the six months ended June 30, 2013.

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

Certain prior period amounts reported within Total operating costs and expenses in the Condensed Consolidated Statement of Comprehensive Income have been reclassified to conform to the current presentation. The effect of the correction increased Operation and maintenance costs $1.7 million and $3.9 million for the three and six months ended June 30, 2012, respectively, for the reclassification from Taxes — other than income, with no net impact on Total operating costs and expenses, Operating Income or Net Income.

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

As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At June 30, 2013, we had accrued approximately $39.1 million for amounts that are probable of being refunded or credited.

2. CONTINGENT LIABILITIES AND COMMITMENTS.

Rate Matters.

General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below) which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, without suspension. The increased rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We have reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We plan to file the formal stipulation and agreement with the FERC in the third quarter. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

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

Environmental Matters.

We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $5 million to $7 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2013, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($1.1 million) and other long-term liabilities ($1.6 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2012, we had a balance of approximately $3.3 million for the expense portion of these estimated costs recorded in current liabilities ($1.1 million) and other long-term liabilities ($2.2 million) in the accompanying Condensed Consolidated Balance Sheet.

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

Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The remaining emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs in the range of $3 million to $4 million through 2013, the compliance date.

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

We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. However, we had no uncollected environmental related regulatory assets at June 30, 2013 or December 31, 2012.

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

3. DEBT AND FINANCING ARRANGEMENTS.

Credit Facility.

Total letter of credit capacity available to WPZ under the $2.4 billion credit facility is $1.3 billion. At June 30, 2013, no letters of credit have been issued and no loans are outstanding under our credit facility. We may borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ and Northwest Pipeline LLC. At June 30, 2013, the full $400 million under the credit facility was available to us.

On July 31, 2013, WPZ amended the $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The credit facility may also, under certain conditions, be increased up to an additional $500 million. We may borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by WPZ and Northwest Pipeline LLC.

WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2013, WPZ had $710 million in outstanding commercial paper.

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

Effective March 1, 2013, based on the RP12-993 rate filing, the annual funding obligation increased to approximately $50.4 million, with installments paid monthly. This amount is subject to change pursuant to the final resolution of the rate case.

Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	June 30, 2013		December 31, 2012
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$11.7	$11.7	$1.3	$1.3
U.S. Equity Funds	4.1	5.8	5.4	7.4
International Equity Funds	3.0	3.1	3.4	3.8
Municipal Bond Funds	7.3	7.4	4.9	5.3

Total	$26.1	$28.0	$15.0	$17.8

5. FAIR VALUE MEASUREMENTS.

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2013:
Measured on a recurring basis:
ARO Trust investments	$28.0	$28.0	$28.0	$—	$—
Additional disclosures:
Notes receivable	7.4	7.4	—	7.4	—
Long-term debt	(1,428.4)	(1,552.7)	—	(1,552.7)	—
Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$17.8	$17.8	$17.8	$—	$—
Additional disclosures:
Notes receivable	8.2	8.2	—	8.2	—
Long-term debt, including current portion	(1,428.3)	(1,704.5)	—	(1,704.5)	—

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2013 or 2012.

6. TRANSACTIONS WITH AFFILIATES.

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2013 and December 31, 2012, our advances to WPZ totaled approximately $414.0 million and $312.2 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2013, the interest rate was 0.01 percent.

Included in our Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $6.6 million and $12.5 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.1 million for the three and six months ended June 30, 2012, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in our Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.6 million and $4.0 million, for the three and six months ended June 30, 2013, respectively, and $1.1 million and $2.4 million for the three and six months ended June 30, 2012, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $78.9 million and $153.5 million in the three and six months ended June 30, 2013, respectively, and $80.4 million and $157.5 million in the three and six months ended June 30, 2012, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.

Pursuant to an operating agreement, we serve as the contract operator on certain Williams Field Services Company (WFS) facilities. We recorded reductions in operating expenses for services provided to and reimbursed by WFS of $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2012, respectively, under terms of the operating agreement.

We made equity distributions to WPO totaling $123.0 million and $136.3 million during the six months ended June 30, 2013 and 2012, respectively. During July 2013, we made an additional distribution to WPO of $63.0 million. In the six months ended June 30, 2013 and 2012, respectively, WPO made contributions to us totaling $107.0 million and $69.0 million to fund a portion of our expenditures for additions to property, plant and equipment. In July 2013, WPO made an additional $96.0 million contribution to us.

7. OTHER ACCRUALS.

Eminence Storage Field Abandonment — Due to the abandonment and retirement of four of the seven caverns at our Eminence Storage Field in 2013 and the expected recovery of such costs in our rates, we have reclassified $92 million of costs related to the Eminence asset retirement obligation from Total property, plant and equipment, net to Regulatory assets (Eminence abandonment regulatory asset). Included in Other (income) expense, net, for the three and six months ended June 30, 2013, pursuant to the agreement in principle associated with our general rate case filing, is a charge of $6.4 million related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income of $12.1 million in the second quarter of 2013 related to expected insurance recoveries considered probable of collection associated with this event.

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

RESULTS OF OPERATIONS.

Operating Income and Net Income.

Operating income for the six months ended June 30, 2013 was $212.7 million compared to $156.9 million for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $187.0 million compared to $123.5 million for the six months ended June 30, 2012. The increase in Operating income of $55.8 million (35.6 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2013 compared to the same period in 2012 and a decrease in Operating Costs and Expenses, as discussed below. The increase in Net income of $63.5 million (51.4 percent) was mostly attributable to the increase in Operating income and by a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.

Sales Revenues.

Operating revenues: Natural gas sales increased $39.7 million (190.0 percent) for the six months ended June 30, 2013 compared to the same period in 2012. The increase was due to higher cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.

Transportation Revenues.

Operating revenues: Natural gas transportation for the six months ended June 30, 2013 increased $29.6 million (5.8 percent) over the same period in 2012. The increase was partly due to the implementation of new rates in March 2013 which were higher as compared to the rates provided in the settlement of the prior rate proceeding. Also contributing to the positive variance were higher transportation reservation revenues related to new incremental projects of $23.8 million, ($17.4 million from our Mid-South project Phase 1 placed in service in September 2012 and Phase 2 placed in service in June 2013 and $6.4 million from our Mid-Atlantic Connector project placed in service in January 2013), partially offset by $2.2 million lower revenues due to one less billable day, as of result of leap year in 2012.

Operating Costs and Expenses.

Excluding the Cost of natural gas sales, which is directly offset in revenues, of $60.6 million for the six months ended June 30, 2013 and $20.9 million for the comparable period in 2012, our operating costs and expenses for the six months ended June 30, 2013 decreased approximately $25.2 million (5.9 percent) from the comparable period in 2012. This decrease was primarily attributable to:

•

A $11.3 million (48.1 percent) favorable change in Other (income) expense, net primarily due to a $12.1 million gain recognized in the second quarter of 2013 related to probable insurance recoveries, offset by $6.4 million of expense in the second quarter of 2013 related to a charge for the regulatory asset that will not be recovered in rates, both associated with Eminence abandonment discussed below. Also contributing to the change was a decrease of $13.4 million of project feasibility costs, partially offset by a $3.7 million increase due to the amortization of regulatory assets resulting from ARO costs incurred prior to the 2012 rate case, and a $3.0 million increase in collections from customers related to regulatory assets;

•

A $15.8 million (11.3 percent) decrease in Operation and maintenance costs primarily resulting from a $7.8 million decrease in employee labor and related costs and a $8.0 million decrease primarily related to compressor and pipeline maintenance and repairs;

•	Partially offset by a $3.2 million (3.6 percent) increase in Administrative and general costs primarily resulting from employee labor and related benefit costs.

Other (Income) and Other Expenses.

Other (income) and other expenses for the six months ended June 30, 2013 had a favorable change of $7.8 million (23.3 percent) over the same period in 2012 primarily due to $6.1 million in lower interest expense due to the July 2012 refinancing of debt at lower interest rates, and a $1.8 million increase in AFUDC.

Filing of Rate Case.

On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, without suspension. The increased rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We have reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We plan to file the formal stipulation and agreement with the FERC in the third quarter. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

Eminence Storage Field Leak.

On December 28, 2010, we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. We initially reduced the pressure in the cavern by safely venting and flaring gas, and began the process of flowing all remaining gas into our pipeline. Due to the leak at this cavern and damage to the well at an adjacent cavern, both caverns were taken out of service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, experienced operating problems, and we determined that they should be retired. The event did not affect the performance of our obligations under our service agreements with our customers.

In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $95 million, which is expected to be spent through the first half of 2014. This estimate is subject to change as work progresses and additional information becomes known.

As of June 30, 2013, we have incurred approximately $76.3 million of abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Based on the terms of an agreement in principle reached with all participants in our general rate case proceeding, we expensed $6.4 million in the second quarter of 2013 related to the Eminence abandonment regulatory asset that will not be recovered in rates.

We have reached a settlement agreement with certain insurance counterparties related to this event. One-half of the proceeds from this settlement will be shared with our customers pursuant to the agreement in principle to settle our current rate case. The remaining balance of the proceeds are allocated to us to offset the expense associated with the write off of the uncollectible portion of the Eminence regulatory asset and a portion of our costs incurred to ensure the safety of the surrounding area. We have recognized $12.1 million in the second quarter of 2013 related to these probable insurance recoveries.

During the three and six months ended June 30, 2013, we incurred $0.5 million and $1.0 million, respectively, of expense, related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $4 million through the first half of 2014.

Capital Expenditures.

Our capital expenditures for the six months ended June 30, 2013 were $258.2 million, compared to $192.0 million for the six months ended June 30, 2012. The $66.2 million increase is primarily due to higher spending on expansion projects in 2013. Our capital expenditures estimate for 2013 and future capital projects are discussed in our 2012 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.

Mid-South

The Mid-South Project involves an expansion of our mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011, we received approval from the FERC for the project. The capital cost of the project is estimated to be approximately $200 million. We placed the first phase of the project into service in September 2012 which increased capacity by 95 Mdth/d. We placed the second phase of the project into service in June 2013 which increased capacity by an additional 130 Mdth/d.

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

Rockaway Delivery Lateral

The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We filed an application with the FERC in January 2013. The capital cost of the project is estimated to be approximately $180 million. We plan to place the project into service during the second half of 2014, and the capacity of the lateral will be 647 Mdth/d.

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

Virginia Southside

The Virginia Southside Project involves an expansion of our existing natural gas transmission system from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia, and both our Cascade Creek interconnect with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. We filed an application with the FERC in December 2012 for approval of the project. The capital cost of the project is estimated to be approximately $300 million. We plan to place the project into service in September 2015, and it will increase capacity by 270 Mdth/d.

Leidy Southeast

The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 pooling points in Alabama. We anticipate filing an application with the FERC in the third quarter of 2013. The capital cost of the project is estimated to be approximately $600 million. We plan to place the project into service in December 2015, and it will increase capacity by 525 Mdth/d.

Mobile Bay South III

The Mobile Bay South III Project involves an expansion of the Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We filed an application with the FERC in July 2013 for approval of the project. The capital cost of the project is estimated to be approximately $50 million. We plan to place the project into service in April 2015, and it will increase capacity on the line by 225 Mdth/d.

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

Second Quarter 2013 Changes in Internal Controls

There have been no changes during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings.

The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 5.	Other Information.

Entry Into a Material Definitive Agreement & Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

First Amended & Restated Credit Agreement

On July 31, 2013, Williams Partners L.P. (WPZ), Northwest Pipeline LLC (Northwest) and Transcontinental Gas Pipe Line Company, LLC (Transco and, together with WPZ and Northwest, collectively the “Borrowers”) entered into a First Amended & Restated Credit Agreement (the “Restated Credit Agreement”), with Citibank, N.A. (Citi), as administrative agent, and the lenders named therein. The Restated Credit Agreement amends and restates that certain Credit Agreement, dated as of June 3, 2011 (as amended prior to July 31, 2013, the “Existing Credit Agreement”), among the Borrowers, Citi, as administrative agent and the lenders named therein. Capitalized terms used in this Item 5 and not otherwise defined herein have the meaning given to them in the Restated Credit Agreement.

The Restated Credit Agreement increases the Aggregate Commitments available to the Borrowers by $100 million (the “Incremental Commitments) and extends the Maturity Date to July 31, 2018. Additionally, the Restated Credit Agreement lowers, in certain cases, the applicable margin and commitment fees payable by each Borrower based on such Borrower’s senior unsecured debt ratings. The Incremental Commitments are increased Commitments from lenders named in the Existing Credit Agreement as well as a new Commitment from an institution party to the Restated Credit Agreement. After giving effect to the Restated Credit Amendment, the Borrowers may borrow, in the aggregate, up to $2.5 billion under the Restated Credit Agreement. Transco and Northwest are each subject to a $500 million borrowing sublimit. In addition, WPZ may request an increase of up to an additional $500 million in Commitments from either new lenders or increased Commitments from existing lenders named in the Restated Credit Agreement. However, at no time may the Aggregate Commitments under the Restated Credit Agreement exceed $3.0 billion.

The foregoing description of the Restated Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Restated Credit Amendment, a copy of which has been filed as Exhibit 10 to WPZ’s Quarterly Report on Form 10-Q filed on July 31, 2013 (File No. 001-32599) and incorporated into this Item 5 by reference.

ITEM 6.	Exhibits.

The following instruments are included as exhibits to this report.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

10	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s Quarterly Report on Form 10-Q and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated: July 31, 2013	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010. (filed on October 28, 2010 as Exhibit 3.2 to our report Form 10-Q and incorporated herein by reference).

10	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s Quarterly Report on Form 10-Q and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.