Form 10-Q
period 2013-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2013-10-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Natural gas sales	$27,282	$15,828	$87,866	$36,691
Natural gas transportation	268,426	251,691	808,002	761,659
Natural gas storage	35,736	34,714	107,243	105,171
Other	811	724	3,085	3,079
Total operating revenues	332,255	302,957	1,006,196	906,600

Operating Costs and Expenses:
Cost of natural gas sales	27,282	15,828	87,866	36,691
Cost of natural gas transportation	3,056	8,104	22,053	27,264
Operation and maintenance	70,294	79,991	194,008	219,518
Administrative and general	43,747	42,443	135,767	131,225
Depreciation and amortization	66,989	66,693	198,148	199,068
Taxes — other than income taxes	11,318	11,133	33,879	33,660
Other (income) expense, net	12,562	7,753	24,750	31,214
Total operating costs and expenses	235,248	231,945	696,471	678,640

Operating Income	97,007	71,012	309,725	227,960

Other (Income) and Other Expenses:
Interest expense	21,416	21,132	62,716	68,518
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,002)	(5,886)	(15,352)	(14,468)
Equity in earnings of unconsolidated affiliates	(1,493)	(2,127)	(4,234)	(5,395)
Miscellaneous other (income) expenses, net	(1,632)	(2,069)	(4,747)	(4,121)
Total other (income) and other expenses	13,289	11,050	38,383	44,534

Net Income	83,718	59,962	271,342	183,426

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $83 and $68 for the three months ended and $244 and $145 for the nine months ended September 30, 2013 and September 30, 2012, respectively, of accumulated other comprehensive income reclassification for realized losses on interest rate hedges)	(102)	(283)	404	(441)

Comprehensive Income	$83,616	$59,679	$271,746	$182,985

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$107	$185
Receivables:
Affiliates	1,304	2,656
Advances to affiliate	470,953	312,165
Trade and other	124,327	125,775
Transportation and exchange gas receivables	4,902	2,876
Inventories	47,469	45,918
Regulatory assets	30,998	36,706
Other	16,215	14,342
Total current assets	696,275	540,623

Investments, at cost plus equity in undistributed earnings	53,666	55,603

Property, Plant and Equipment:
Natural gas transmission plant	8,775,468	8,506,189
Less-Accumulated depreciation and amortization	3,051,284	2,954,276
Total property, plant and equipment, net	5,724,184	5,551,913

Other Assets:
Regulatory assets	275,581	214,912
Other	51,684	47,764
Total other assets	327,265	262,676

Total assets	$6,801,390	$6,410,815

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$27,417	$32,006
Trade and other	123,931	119,307
Transportation and exchange gas payables	1,646	3,513
Reserve for rate refunds	68,407	—
Accrued liabilities	152,865	139,333
Total current liabilities	374,266	294,159

Long-Term Debt	1,428,422	1,428,323

Other Long-Term Liabilities:
Asset retirement obligations	237,373	253,398
Regulatory liabilities	256,458	232,888
Other	19,616	5,339
Total other long-term liabilities	513,447	491,625

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,196,213	1,993,412
Retained earnings	2,289,360	2,204,018
Accumulated other comprehensive loss	(318)	(722)
Total owner’s equity	4,485,255	4,196,708

Total liabilities and owner’s equity	$6,801,390	$6,410,815

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$271,342	$183,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	197,112	199,451
Allowance for equity funds used during construction (equity AFUDC)	(10,959)	(9,935)
Changes in operating assets and liabilities:
Receivables — affiliates	1,352	3,370
— trade and other	1,448	13,093
Transportation and exchange gas receivable	(2,026)	1,022
Inventories	295	1,199
Payables — affiliates	(4,589)	13,078
— trade	(25,480)	(14,067)
Accrued liabilities	23,645	(1,930)
Reserve for rate refunds	68,407	—
Asset retirement obligation removal costs	(24,619)	(30,646)
Other, net	66,741	25,722
Net cash provided by operating activities	562,669	383,783

Cash flows from financing activities:
Additions to long-term debt	—	398,804
Retirement of long-term debt	—	(325,000)
Debt issue costs	—	(4,304)
Cash distributions to parent	(186,000)	(196,259)
Cash contributions from parent	203,000	117,000
Other, net	9,143	(4,507)
Net cash provided by (used in) financing activities	26,143	(14,266)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(418,565)	(326,998)
Disposal of property, plant and equipment, net	(1,786)	9,920
Advances to affiliate, net	(158,788)	(64,186)
Return of capital from unconsolidated affiliates	916	11,327
Contributions to unconsolidated affiliates	—	(5,806)
Purchase of ARO Trust investments	(44,975)	(27,134)
Proceeds from sale of ARO Trust investments	32,968	32,471
Other, net	1,340	825
Net cash used in investing activities	(588,890)	(369,581)

Increase (decrease) in cash	(78)	(64)
Cash at beginning of period	185	164
Cash at end of period	$107	$100

* Increase to property, plant and equipment	$(446,092)	$(327,634)
Changes in related accounts payable and accrued liabilities	27,527	636
Property, plant and equipment additions, net of equity AFUDC	$(418,565)	$(326,998)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION.
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At September 30, 2013, Williams holds an approximate 64 percent interest in WPZ, comprised of an approximate 62 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
General.
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2013 and December 31, 2012 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $6.6 million and $13.3 million in the nine months ended September 30, 2013 and September 30, 2012, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.8 million in the nine months ended September 30, 2012. There were no contributions to Cardinal for the nine months ended September 30, 2013.
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
Certain prior period amounts reported within Total operating costs and expenses in the Condensed Consolidated Statement of Comprehensive Income have been reclassified to conform to the current presentation. The effect of the correction increased Operation and maintenance costs $1.5 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, for the reclassification from Taxes — other than income, with no net impact on Total operating costs and expenses, Operating Income or Net Income.
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
As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management’s estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At September 30, 2013, we had accrued approximately $68.4 million for amounts that are probable of being refunded or credited.
2. CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters.
General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below) which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, without suspension. The increased rates became effective March 1, 2013, subject to refund and the outcome of a hearing. On August 27, 2013, after reaching an agreement in principle with the participants, we filed a stipulation and agreement that would resolve all issues in this proceeding without the need for a hearing. The stipulation and agreement is subject to review and approval by the FERC.  We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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
Environmental Matters.
We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $5 million to $7 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2013, we had a balance of approximately $4.0 million for the expense portion of these estimated costs recorded in current liabilities ($2.8 million) and other long-term liabilities ($1.2 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2012, we had a balance of approximately $3.3 million for the expense portion of these estimated costs recorded in current liabilities ($1.1 million) and other long-term liabilities ($2.2 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $0.5 million. The estimated remediation costs for all of these sites are included in the $5 million to $7 million range discussed above. Liability under the Comprehensive Environmental Response, Compensation and Liability Act and applicable state law can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
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
Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The remaining emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs of $1 million through 2013, the compliance date.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. We had a current regulatory asset of $0.7 million at September 30, 2013 for such deferred costs. We had no uncollected environmental related regulatory assets at December 31, 2012.
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
3. DEBT AND FINANCING ARRANGEMENTS.
Credit Facility.
On July 31, 2013, WPZ amended the $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended credit facility may also, under certain conditions, be increased up to an additional $500 million. Total letter of credit capacity available to WPZ under the credit facility is $1.3 billion. At September 30, 2013, no letters of credit have been issued and no loans are outstanding under our credit facility. We may borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by WPZ and Northwest Pipeline LLC. At September 30, 2013, the full $500 million under the credit facility was available to us.
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2013, WPZ had $371 million in outstanding commercial paper.
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
Effective March 1, 2013, based on the Docket No. RP12-993 rate filing, the annual funding obligation increased to approximately $50.4 million, with installments paid monthly. This amount is subject to change pursuant to the final resolution of the rate case.

Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	September 30, 2013		December 31, 2012
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$6.3	$6.3	$1.3	$1.3
U.S. Equity Funds	8.1	10.1	5.4	7.4
International Equity Funds	4.2	4.7	3.4	3.8
Municipal Bond Funds	9.7	9.8	4.9	5.3
Total	$28.3	$30.9	$15.0	$17.8

5. FAIR VALUE MEASUREMENTS.
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2013:
Measured on a recurring basis:
ARO Trust investments	$30.9	$30.9	$30.9	$—	$—

Additional disclosures:
Notes receivable	6.9	6.9	—	6.9	—
Long-term debt	(1,428.4)	(1,530.9)	—	(1,530.9)	—

Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$17.8	$17.8	$17.8	$—	$—

Additional disclosures:
Notes receivable	8.2	8.2	—	8.2	—
Long-term debt, including current portion	(1,428.3)	(1,704.5)	—	(1,704.5)	—
Fair Value of Methods.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and short-term financial assets (advances to affiliate) that have variable interest rates — The carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the Docket No. RP06-569 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, are classified as available-for-sale, and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.

Notes receivable — The disclosed fair value of our notes receivable is determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in Trade and other receivables, and the noncurrent portion is reported in Other Assets-Other in the Condensed Consolidated Balance Sheet.
Long-term debt — The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2013 or 2012.
6. TRANSACTIONS WITH AFFILIATES.
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2013 and December 31, 2012, our advances to WPZ totaled approximately $471.0 million and $312.2 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2013, the interest rate was 0.01 percent.
Included in our Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.6 million and $14.1 million for the three and nine months ended September 30, 2013, respectively, and $7.5 million and $8.6 million for the three and nine months ended September 30, 2012, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in our Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.7 million and $5.7 million, for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $3.2 million for the three and nine months ended September 30, 2012, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $79.5 million and $233.0 million in the three and nine months ended September 30, 2013, respectively, and $81.2 million and $238.7 million in the three and nine months ended September 30, 2012, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
Pursuant to an operating agreement, we serve as the contract operator on certain Williams Field Services Company (WFS) facilities. We recorded reductions in operating expenses for services provided to and reimbursed by WFS of $0.6 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, under terms of the operating agreement.
We made equity distributions to WPO totaling $186.0 million and $196.3 million during the nine months ended September 30, 2013 and 2012, respectively. During October 2013, we made an additional distribution to WPO of $64.0 million. In the nine months ended September 30, 2013 and 2012, respectively, WPO made contributions to us totaling

$203.0 million and $117.0 million to fund a portion of our expenditures for additions to property, plant and equipment. In October 2013, WPO made an additional $61.0 million contribution to us.
7. OTHER ACCRUALS.
Eminence Storage Field Abandonment — Due to the abandonment and retirement of four of the seven caverns at our Eminence Storage Field in 2013 and the expected recovery of such costs in our rates, we have reclassified $92 million of costs related to the Eminence ARO from Total property, plant and equipment, net to Regulatory assets (Eminence abandonment regulatory asset). Included in Other (income) expense, net, for the three and nine months ended September 30, 2013, consistent with the pending stipulation and agreement filed in our Docket No. RP12-993 general rate case proceeding, is a charge of $8.1 million and $14.5 million, respectively, related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income for the three and nine months ended September 30, 2013 of $3.3 million and $15.4 million, respectively, related to insurance recoveries associated with this event.

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
RESULTS OF OPERATIONS.
Operating Income and Net Income.
Operating income for the nine months ended September 30, 2013 was $309.7 million compared to $228.0 million for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $271.3 million compared to $183.4 million for the nine months ended September 30, 2012. The increase in Operating income of $81.7 million (35.8 percent) was primarily due to higher Natural gas transportation revenues in the first nine months of 2013 compared to the same period in 2012 and a decrease in Operating Costs and Expenses, as discussed below. The increase in Net income of $87.9 million (47.9 percent) was mostly attributable to the increase in Operating income and by a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues.
Operating revenues: Natural gas sales increased $51.2 million (139.5 percent) for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was due to higher cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues.
Operating revenues: Natural gas transportation for the nine months ended September 30, 2013 increased $46.3 million (6.1 percent) over the same period in 2012. The increase was partly due to the implementation of new rates in March 2013 which were higher as compared to the rates provided in the settlement of the prior rate proceeding. Also contributing to the positive variance were higher transportation reservation revenues related to new incremental projects of $40.3 million, ($27.4 million from our Mid-South project Phase 1 placed in service in September 2012 and Phase 2 placed in service in June 2013, $9.9 million from our Mid-Atlantic Connector project placed in service in January 2013 and $3.0 million from our Northeast Supply Link project placed in partial service in third quarter 2013), partially offset by $4.6 million lower recovery of electric power costs, $3.1 million lower transportation revenues due to a firm contract termination on the Mobile Bay lateral, and $2.2 million lower revenues due to one less billable day, as of result of leap year in 2012. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Operating Costs and Expenses.
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $87.9 million for the nine months ended September 30, 2013 and $36.7 million for the comparable period in 2012, our operating costs and expenses for the nine months ended September 30, 2013 decreased approximately $33.3 million (5.2 percent) from the comparable period in 2012. This decrease was primarily attributable to:

•
A $6.4 million (20.5 percent) favorable change in Other (income) expense, net primarily due to a $15.4 million gain recognized in 2013 related to insurance recoveries, offset by $14.5 million of expense in 2013 related to a charge for the regulatory asset that will not be recovered in rates, both associated with Eminence abandonment discussed below. Also contributing to the change was a decrease of $15.9 million of project feasibility costs, partially offset by a $9.8 million increase due to the amortization of regulatory assets resulting from ARO costs incurred prior to the Docket No. RP12-993 rate case;

•
A $25.5 million (11.6 percent) decrease in Operation and maintenance costs primarily resulting from a $10.2 million decrease in employee labor and related costs and a $15.3 million decrease primarily related to compressor and pipeline operation, maintenance and repairs;

•
A $5.2 million (19.0 percent) decrease in Cost of natural gas transportation primarily resulting from lower electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	Partially offset by a $4.6 million (3.5 percent) increase in Administrative and general costs primarily resulting from employee labor and related benefit costs.
Other (Income) and Other Expenses.
Other (income) and other expenses for the nine months ended September 30, 2013 had a favorable change of $6.1 million (13.7 percent) over the same period in 2012 primarily due to $5.8 million in lower interest expense due to the July 2012 refinancing of debt at lower interest rates.
Filing of Rate Case.
On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, without suspension. The increased rates became effective March 1, 2013, subject to refund and the outcome of a hearing. On August 27, 2013, after reaching an agreement in principle with the participants, we filed a stipulation and agreement that would resolve all issues in this proceeding without the need for a hearing. The stipulation and agreement is subject to review and approval by the FERC.  We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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
In September 2011 we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the cost to abandon the caverns, which will be capital in nature, will be approximately $103 million, which is expected to be spent through the first half of 2014. This estimate is subject to change as work progresses and additional information becomes known.
As of September 30, 2013, we have incurred approximately $91.6 million of these abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Consistent with the terms of the pending stipulation and agreement in the Docket No. RP12-993 rate case, for the three and nine months ended September 30, 2013, we expensed $8.1 million and $14.5 million, respectively, related to the Eminence abandonment regulatory asset that will not be recovered in rates.
We have reached settlement agreements with certain insurance counterparties related to this event. A portion of the proceeds from these settlements will be credited to the Eminence regulatory asset pursuant to the terms of the pending stipulation and agreement in the Docket No. RP12-993 rate case. The remaining balance of the proceeds are allocated to us to offset the expense associated with the write off of the uncollectible portion of the Eminence regulatory asset and a portion of our costs incurred to ensure the safety of the surrounding area. For the three and nine months ended September 30, 2013, we have recognized $3.3 million and $15.4 million, respectively, related to these insurance recoveries.
During the three and nine months ended September 30, 2013, we incurred $1.0 million and $2.0 million, respectively, of expense, related primarily to costs to ensure the safety of the surrounding area. We anticipate incurring additional expense of approximately $4 million through the first half of 2014.
Capital Expenditures.
Our capital expenditures for the nine months ended September 30, 2013 were $418.6 million, compared to $327.0 million for the nine months ended September 30, 2012. The $91.6 million increase is primarily due to higher spending on expansion projects in 2013. Our capital expenditures estimate for 2013 and future capital projects are discussed in our 2012 Annual Report Form 10-K. The following describes those projects and certain new capital projects proposed by us.
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
Northeast Supply Link
The Northeast Supply Link Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in Zone 6. In November 2012, we received approval from the FERC for the project. The capital cost of the project is estimated to be approximately $390 million. We placed a portion of the project into service in the third quarter 2013 increasing capacity by 125 Mdth/d. We plan to place the remaining portion into service in November 2013, and it will increase capacity by an additional 125 Mdth/d.
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We filed an application with the FERC in January 2013 for approval of the project. The capital cost of the project is estimated to be approximately $230 million. We plan to place the project into service during the second half of 2014, and the capacity of the lateral will be 647 Mdth/d.
Northeast Connector Project
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We filed an application with the FERC in April 2013 for approval of the project. The capital cost of the project is estimated to be approximately $50 million. We plan to place the project into service during the second half of 2014, and it will increase capacity by 100 Mdth/d.
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
Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 pooling points in Alabama. We filed an application with the FERC in September 2013 for approval of the project. The capital cost of the project is estimated to be approximately $600 million. We plan to place the project into service in December 2015, and it will increase capacity by 525 Mdth/d.
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
Rock Springs Expansion
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new eleven mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility near Rock Springs, Maryland. We plan to file an application with the FERC in the second quarter of 2014 for approval of the project. The capital cost of the project is estimated to be approximately $80 million. We plan to place the project into service in April 2016, and it will increase capacity by 192 Mdth/d.

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
Third Quarter 2013 Changes in Internal Controls
There have been no changes during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	October 31, 2013	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2.1	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

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