Form 10-Q
period 2014-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2014-05-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Revenues:
Natural gas sales	$27,568	$24,571
Natural gas transportation	300,381	269,577
Natural gas storage	36,595	35,590
Other	1,118	1,324
Total operating revenues	365,662	331,062

Operating Costs and Expenses:
Cost of natural gas sales	27,568	24,571
Cost of natural gas transportation	11,203	10,854
Operation and maintenance	60,433	60,454
Administrative and general	47,134	47,023
Depreciation and amortization	69,909	67,693
Taxes — other than income taxes	12,282	11,626
Other expense, net	7,451	7,080
Total operating costs and expenses	235,980	229,301

Operating Income	129,682	101,761

Other (Income) and Other Expenses:
Interest expense	21,959	20,554
Allowance for equity and borrowed funds used during construction (AFUDC)	(2,982)	(4,830)
Equity in earnings of unconsolidated affiliates	(1,477)	(1,258)
Miscellaneous other (income) expenses, net	402	(1,680)
Total other (income) and other expenses	17,902	12,786

Net Income	111,780	88,975

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $84 for 2014 and $79 for 2013 of accumulated other comprehensive income reclassification for realized losses on interest rate hedges)	38	102

Comprehensive Income	$111,818	$89,077

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets:
Cash	$146	$113
Receivables:
Affiliates	932	2,601
Advances to affiliate	603,014	526,380
Trade and other	127,964	148,172
Transportation and exchange gas receivables	6,386	6,757
Inventories	51,611	47,532
Regulatory assets	42,000	37,520
Other	6,820	13,451
Total current assets	838,873	782,526

Investments, at cost plus equity in undistributed earnings	49,493	50,262

Property, Plant and Equipment:
Natural gas transmission plant	8,940,104	8,867,626
Less-Accumulated depreciation and amortization	3,131,335	3,090,234
Total property, plant and equipment, net	5,808,769	5,777,392

Other Assets:
Regulatory assets	252,633	256,612
Other	66,272	57,785
Total other assets	318,905	314,397

Total assets	$7,016,040	$6,924,577

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$28,750	$28,268
Trade and other	237,985	114,635
Transportation and exchange gas payables	2,165	3,599
Reserve for rate refunds	—	98,217
Accrued liabilities	147,021	153,263
Total current liabilities	415,921	397,982

Long-Term Debt	1,428,389	1,428,355

Other Long-Term Liabilities:
Asset retirement obligations	238,765	238,085
Regulatory liabilities	288,182	269,563
Other	5,680	5,307
Total other long-term liabilities	532,627	512,955

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,311,499	2,257,499
Retained earnings	2,327,824	2,328,044
Accumulated other comprehensive loss	(220)	(258)
Total owner’s equity	4,639,103	4,585,285

Total liabilities and owner’s equity	$7,016,040	$6,924,577

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$111,780	$88,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69,654	76,466
Allowance for equity funds used during construction (equity AFUDC)	(2,182)	(3,366)
Changes in operating assets and liabilities:
Receivables — affiliates	1,669	(268)
— trade and other	20,174	(6,116)
Transportation and exchange gas receivable	371	(1,872)
Inventories	(4,079)	(4,196)
Payables — affiliates	482	(5,473)
— trade	(59,215)	(9,242)
Accrued liabilities	(10,131)	11,735
Reserve for rate refunds	20,019	10,574
Asset retirement obligation removal costs	(3,753)	(1,847)
Other, net	14,822	4,641
Net cash provided by operating activities	159,611	160,011

Cash flows from financing activities:
Cash distributions to parent	(112,000)	(65,000)
Cash contributions from parent	54,000	55,000
Other, net	4,143	7,542
Net cash used in financing activities	(53,857)	(2,458)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(23,365)	(85,816)
Disposal of property, plant and equipment, net	5,241	1,423
Advances to affiliate, net	(76,634)	(73,178)
Return of capital from unconsolidated affiliates	301	—
Purchase of ARO Trust investments	(28,851)	(8,938)
Proceeds from sale of ARO Trust investments	16,851	8,577
Other, net	736	333
Net cash used in investing activities	(105,721)	(157,599)

Increase (decrease) in cash	33	(46)
Cash at beginning of period	113	185
Cash at end of period	$146	$139

* Increase to property, plant and equipment	$(86,979)	$(109,985)
Changes in related accounts payable and accrued liabilities	63,614	24,169
Property, plant and equipment additions, net of equity AFUDC	$(23,365)	$(85,816)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION.
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At March 31, 2014, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
General.
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2014 and December 31, 2013 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.3 million and $2.2 million in the three months ended March 31, 2014 and March 31, 2013, respectively. Included in the distributions is a $0.3 million return of capital from Pine Needle in 2014.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to SEC rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.
Certain prior period amounts reported within Total operating costs and expenses in the Condensed Consolidated Statement of Comprehensive Income have been reclassified to conform to the current presentation. The effect of the correction decreased Depreciation and amortization and increased Other expense, net by $9.0 million related to the reclassification of asset retirement obligation (ARO), with no net impact on Total operating costs and expenses, Operating Income or Net Income.
2. CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters.
General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below) which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, without suspension. The increased rates became effective March 1, 2013, subject to refund and the outcome of a hearing. On August 27, 2013, after reaching an agreement in principle with the participants, we filed a stipulation and agreement (Agreement) proposing to resolve all issues in this proceeding without the need for a hearing. On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective on March 1, 2014 and refunds of approximately $118 million were issued on April 18, 2014. We previously provided a reserve for the refunds, which was reclassified, from Reserve for rate refunds to Payable - Trade and other on the accompanying Condensed Consolidated Balance Sheet at March 31, 2014.
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
Environmental Matters.
We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2014, we had a balance of approximately $3.7 million for the expense portion of these estimated costs recorded in current liabilities ($2.3 million) and other long-term liabilities ($1.4 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $4.1 million for the expense portion of these estimated costs recorded in current liabilities ($2.3 million) and other long-term liabilities ($1.8 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At March 31, 2014, we had a balance of approximately $1.5 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.3 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $1.8 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.6 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS.
Credit Facility.
We along with WPZ and Northwest Pipeline LLC (Northwest) are co-borrowers under a $2.5 billion credit facility. Total letter of credit capacity available to WPZ under the $2.5 billion credit facility is $1.3 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Northwest. At March 31, 2014, no letters of credit have been issued and no loans are outstanding under our credit facility.
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. At March 31, 2014, there was no outstanding commercial paper.
4. ARO TRUST.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	March 31, 2014		December 31, 2013
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$13.9	$13.9	$6.5	$6.5
U.S. Equity Funds	6.7	9.3	8.0	11.1
International Equity Funds	5.7	6.4	4.2	4.9
Municipal Bond Funds	15.2	15.4	10.2	10.2
Total	$41.5	$45.0	$28.9	$32.7

5. FAIR VALUE MEASUREMENTS.
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$45.0	$45.0	$45.0	$—	$—

Additional disclosures:
Notes receivable	5.6	5.6	—	5.6	—
Long-term debt	(1,428.4)	(1,550.3)	—	(1,550.3)	—

Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$32.7	$32.7	$32.7	$—	$—

Additional disclosures:
Notes receivable	6.3	6.3	—	6.3	—
Long-term debt	(1,428.4)	(1,512.9)	—	(1,512.9)	—
Fair Value of Methods.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and short-term financial assets (advances to affiliate) that have variable interest rates — The carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the Agreement in the Docket No. RP12-993 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, are classified as available-for-sale, and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2014 or 2013.

6. TRANSACTIONS WITH AFFILIATES.
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2014 and December 31, 2013, our advances to WPZ totaled approximately $603.0 million and $526.4 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At March 31, 2014, the interest rate was 0.01 percent.
Included in our Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.3 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in our Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $3.4 million and $2.4 million, for the three months ended March 31, 2014 and 2013, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $75.2 million and $74.6 million in the three months ended March 31, 2014 and

2013, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, pursuant to construction agreements, we received pre-payments from Williams Field Services Group, LLC of $4.2 million associated with capital projects.
We made equity distributions to WPO totaling $112.0 million and $65.0 million during the three months ended March 31, 2014 and 2013, respectively. During April 2014, we made an additional distribution to WPO of $123.0 million. WPO made contributions to us totaling $54.0 million and $55.0 million in the three months ended March 31, 2014 and 2013, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In April 2014, WPO made an additional $40.0 million contribution to us.
7. OTHER.
For the three months ended March 31, 2014, we capitalized $1.5 million of project feasibility cost associated with the Hillabee Expansion Project and the Atlantic Sunrise Project, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General.
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2013 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS.
Operating Income and Net Income.
Operating income for the three months ended March 31, 2014 was $129.7 million compared to $101.8 million for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $111.8 million compared to $89.0 million for the three months ended March 31, 2013. The increase in Operating income of $27.9 million (27.4 percent) was primarily due to higher Natural gas transportation revenues in the first three months of 2014 compared to the same period in 2013, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net income of $22.8 million (25.6 percent) was mostly attributable to the increase in Operating income partly offset by an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues.
Operating revenues: Natural gas sales increased $3.0 million (12.2 percent) for the three months ended March 31, 2014 compared to the same period in 2013. The increase was due to higher cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues.
Operating revenues: Natural gas transportation for the three months ended March 31, 2014 increased $30.8 million (11.4 percent) over the same period in 2013. The increase was partly due to the implementation of new rates in March 2013 which were higher as compared to the rates provided in the settlement of the prior rate proceeding. Also contributing to the favorable variance were higher transportation reservation revenues related to new incremental projects of $16.6 million ($13.3 million from our Northeast Supply Link project placed in service in August 2013 and $3.3 million from our Mid-South project Phase 2 placed in service in June 2013).
Operating Costs and Expenses.
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $27.6 million for the three months ended March 31, 2014 and $24.6 million for the comparable period in 2013, our operating costs and expenses for the three months ended March 31, 2014 increased approximately $3.7 million (1.8 percent) from the comparable period in 2013. This increase was primarily attributable to a $2.2 million increase in Depreciation and amortization costs due to expansion projects placed into service in mid-2013.
Other (Income) and Other Expenses.
Other (income) and other expenses for the three months ended March 31, 2014 had an unfavorable change of $5.1 million (39.8 percent) over the same period in 2013 primarily due to $1.8 million decrease in AFUDC, $1.5 million lower amount of reimbursements for tax gross-up related to projects and $1.4 million increase in interest expense primarily due to interest on rate reserves.
Filing of Rate Case.
On August 31, 2012, we filed a general rate case with the FERC for an overall increase in rates. In September 2012, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2013, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2012, and are not subject to refund. On August 27, 2013, after reaching an agreement in principle with the participants, we filed an Agreement proposing to resolve all issues in this proceeding without the need for a hearing. On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective March 1, 2014 and refunds of approximately $118 million were issued on April 18, 2014. We had previously provided a reserve for the refunds, which was reclassified, from Reserve for rate refunds to Payable - Trade and other on the accompanying Condensed Consolidated Balance Sheet at March 31, 2014.

Capital Expenditures.
Our capital expenditures for the three months ended March 31, 2014 were $23.4 million, compared to $85.8 million for the three months ended March 31, 2013. The $62.4 million decrease is primarily due to lower spending on expansion projects in 2014. Our capital expenditures estimate for 2014 and future capital projects are discussed in our 2013 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. We filed an application with the FERC in January 2013 for approval of the project. We plan to place the project into service during the fourth quarter of 2014, assuming timely receipt of all necessary regulatory approvals, and the capacity of the lateral is expected to be 647 Mdth/d.
Northeast Connector Project
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We filed an application with the FERC in April 2013 for approval of the project. We plan to place the project into service during the fourth quarter of 2014, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 100 Mdth/d.
Mobile Bay South III
The Mobile Bay South III Project involves an expansion of the Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. In April 2014, we received approval from the FERC for the project. We plan to place the project into service during the second quarter of 2015, and it is expected to increase capacity on the line by 225 Mdth/d.
Virginia Southside
The Virginia Southside Project involves an expansion of our existing natural gas transmission system from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia, and both our Cascade Creek interconnection with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. In November 2013, we received approval from the FERC for the project. We plan to place the project into service during the third quarter of 2015, and it is expected to increase capacity by 270 Mdth/d.
Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 pooling points in Alabama. We filed an application with the FERC in September 2013 for approval of the project. We plan to place the project into service during the fourth quarter of 2015, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 525 Mdth/d.
Rock Springs Expansion
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new eleven mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility in Cecil County, Maryland. We plan to file an application with the FERC in the second quarter of 2014 for approval of the project. We plan to place the project into service during the third quarter of 2016, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 192 Mdth/d.
Hillabee Expansion
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 pooling point in Choctaw County, Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Tallapoosa County, Alabama. The project will be constructed in phases and all of the project expansion capacity will be leased to Sabal Trail Transmission. We plan to file an application with the FERC in the fourth quarter of 2014 for approval of the initial phases of the project. We plan to place the initial phases of the project into service during the second quarter of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
Gulf Trace Expansion
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We plan to file an application with the FERC in the fourth quarter of 2014 for approval of the project. We plan to place the project into service during the first half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
Dalton Lateral
The Dalton Lateral Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. We plan to file an application with the FERC in the first quarter of 2015 for approval of the project. We plan to place the project into service in 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 448 Mdth/d.
Atlantic Sunrise Project
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from the northeastern Marcellus producing area to markets along our mainline as far south as Station 85 in Alabama. We plan to file an application with the FERC in the second quarter of 2015 for approval of the project. We plan to place the project into service during the second half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings.
The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 6.	Exhibits.
The following instruments are included as exhibits to this report.

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 2.1 to our report Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008. (filed on February 24, 2011 as Exhibit 3.1 to our report Form 10-K and incorporated herein by reference).

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 1, 2014	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.