Form 10-Q
period 2014-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2014-07-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Natural gas sales	$18,438	$36,013	$46,006	$60,584
Natural gas transportation	283,979	269,999	584,360	539,576
Natural gas storage	34,665	35,917	71,260	71,507
Other	1,372	950	2,490	2,274
Total operating revenues	338,454	342,879	704,116	673,941

Operating Costs and Expenses:
Cost of natural gas sales	18,438	36,013	46,006	60,584
Cost of natural gas transportation	6,751	8,143	17,954	18,997
Operation and maintenance	63,905	63,260	124,338	123,714
Administrative and general	44,597	44,997	91,731	92,020
Depreciation and amortization	67,702	63,466	137,611	131,159
Taxes — other than income taxes	11,363	10,935	23,645	22,561
Other expense, net	5,955	5,108	13,406	12,188
Total operating costs and expenses	218,711	231,922	454,691	461,223

Operating Income	119,743	110,957	249,425	212,718

Other (Income) and Other Expenses:
Interest expense	21,197	20,746	43,156	41,300
Allowance for equity and borrowed funds used during construction (AFUDC)	(4,391)	(5,520)	(7,373)	(10,350)
Equity in earnings of unconsolidated affiliates	(1,380)	(1,483)	(2,857)	(2,741)
Miscellaneous other (income) expenses, net	(1,172)	(835)	(770)	(2,515)
Total other (income) and other expenses	14,254	12,908	32,156	25,694

Net Income	105,489	98,049	217,269	187,024

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $86 and $82 for the three months ended and $170 and $161 for the six months ended June 30, 2014 and June 30, 2013, respectively, of accumulated other comprehensive income reclassification for realized losses on interest rate hedges)	(41)	404	(3)	506

Comprehensive Income	$105,448	$98,453	$217,266	$187,530

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets:
Cash	$127	$113
Receivables:
Affiliates	793	2,601
Advances to affiliate	466,802	526,380
Trade and other	110,692	148,172
Transportation and exchange gas receivables	4,251	6,757
Inventories	74,164	47,532
Regulatory assets	48,601	37,520
Other	21,144	13,451
Total current assets	726,574	782,526

Investments, at cost plus equity in undistributed earnings	48,686	50,262

Property, Plant and Equipment:
Natural gas transmission plant	9,090,021	8,867,626
Less-Accumulated depreciation and amortization	3,183,566	3,090,234
Total property, plant and equipment, net	5,906,455	5,777,392

Other Assets:
Regulatory assets	252,493	256,612
Other	65,075	57,785
Total other assets	317,568	314,397

Total assets	$6,999,283	$6,924,577

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$43,864	$28,268
Trade and other	176,239	114,635
Transportation and exchange gas payables	1,503	3,599
Reserve for rate refunds	—	98,217
Accrued liabilities	138,109	153,263
Total current liabilities	359,715	397,982

Long-Term Debt	1,428,424	1,428,355

Other Long-Term Liabilities:
Asset retirement obligations	235,326	238,085
Regulatory liabilities	301,509	269,563
Other	12,758	5,307
Total other long-term liabilities	549,593	512,955

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,351,499	2,257,499
Retained earnings	2,310,313	2,328,044
Accumulated other comprehensive loss	(261)	(258)
Total owner’s equity	4,661,551	4,585,285

Total liabilities and owner’s equity	$6,999,283	$6,924,577

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$217,269	$187,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	137,153	130,738
Allowance for equity funds used during construction (equity AFUDC)	(5,469)	(7,350)
Changes in operating assets and liabilities:
Receivables — affiliates	1,808	(1,161)
— trade and other	37,509	(29,402)
Transportation and exchange gas receivable	2,506	(4,320)
Inventories	(26,632)	(15,574)
Payables — affiliates	15,596	7,088
— trade	(103,555)	17,180
Accrued liabilities	(10,567)	2,783
Reserve for rate refunds	20,075	39,079
Asset retirement obligation removal costs	(7,555)	(9,092)
Other, net	(4,602)	49,278
Net cash provided by operating activities	273,536	366,271

Cash flows from financing activities:
Cash distributions to parent	(235,000)	(123,000)
Cash contributions from parent	94,000	107,000
Other, net	6,830	17,796
Net cash provided by (used in) financing activities	(134,170)	1,796

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(219,971)	(278,832)
Contributions and advances for construction costs	23,801	20,680
Disposal of property, plant and equipment, net	2,958	426
Advances to affiliate, net	59,578	(101,805)
Return of capital from unconsolidated affiliates	469	398
Purchase of ARO Trust investments	(35,012)	(20,452)
Proceeds from sale of ARO Trust investments	27,411	14,844
Other, net	1,414	(3,400)
Net cash used in investing activities	(139,352)	(368,141)

Increase (decrease) in cash	14	(74)
Cash at beginning of period	113	185
Cash at end of period	$127	$111

* Increase to property, plant and equipment	$(253,298)	$(326,798)
Changes in related accounts payable and accrued liabilities	33,327	47,966
Property, plant and equipment additions, net of equity AFUDC	$(219,971)	$(278,832)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION.
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At June 30, 2014, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
General.
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2014 and December 31, 2013 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.4 million in each of the six months ended June 30, 2014 and June 30, 2013, respectively. Included in the distributions is a $0.5 million return of capital from Pine Needle in 2014.
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
A reclassification within investing activities between Property, plant and equipment additions, net of equity AFUDC* and Contributions and advances for construction costs of $20.7 million for the six months ended June 30, 2013, has been made to the 2013 financial statements to conform to the 2014 presentation.
Accounting Standards Issued But Not Yet Adopted.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within the reporting period. Accordingly, Transco will adopt this standard in the first quarter 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

2. CONTINGENT LIABILITIES AND COMMITMENTS.
Rate Matters.
General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below) which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012 and the increased rates became effective March 1, 2013. All issues in this proceeding have been resolved by a stipulation and agreement (Agreement) approved by the FERC. Pursuant to its terms, the Agreement became effective on March 1, 2014 and refunds of approximately $118 million were issued on April 18, 2014.
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
Environmental Matters.
We have had studies underway to test some of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. We have responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2014, we had a balance of approximately $3.3 million for the expense portion of these estimated costs recorded in current liabilities ($2.3 million) and other long-term liabilities ($1.0 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $4.1 million for the expense portion of these estimated costs recorded in current liabilities ($2.3 million) and other long-term liabilities ($1.8 million) in the accompanying Condensed Consolidated Balance Sheet.
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
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several Transco facilities are located in 2008 ozone non-attainment areas; however, each facility has been previously subjected to federal and/or state emission control requirements implemented to address preceding ozone standards. To date, no new federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to recently proposed state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some Transco facilities may be subject to increased controls within five years. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the proposed regulations.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At June 30, 2014, we had a balance of approximately $1.2 million of uncollected environmental related regulatory assets recorded in current assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $1.8 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.6 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS.
Credit Facility.
We along with WPZ and Northwest Pipeline LLC (Northwest) are co-borrowers under a $2.5 billion credit facility. Total letter of credit capacity available to WPZ under the $2.5 billion credit facility is $1.3 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Northwest. At June 30, 2014, no letters of credit have been issued and no loans are outstanding under our credit facility.
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. At June 30, 2014, there was no outstanding commercial paper.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	June 30, 2014		December 31, 2013
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$4.0	$4.0	$6.5	$6.5
U.S. Equity Funds	11.7	14.9	8.0	11.1
International Equity Funds	6.2	7.2	4.2	4.9
Municipal Bond Funds	15.2	15.6	10.2	10.2
Total	$37.1	$41.7	$28.9	$32.7

5. FAIR VALUE MEASUREMENTS.
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash, short-term financial assets (advances to affiliate) that have variable interest rates, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2014:
Measured on a recurring basis:
ARO Trust investments	$41.7	$41.7	$41.7	$—	$—

Additional disclosures:
Notes receivable	5.0	5.0	—	5.0	—
Long-term debt	(1,428.4)	(1,601.7)	—	(1,601.7)	—

Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$32.7	$32.7	$32.7	$—	$—

Additional disclosures:
Notes receivable	6.3	6.3	—	6.3	—
Long-term debt	(1,428.4)	(1,512.9)	—	(1,512.9)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2014 or 2013.

6. TRANSACTIONS WITH AFFILIATES.
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2014 and December 31, 2013, our advances to WPZ totaled approximately $466.8 million and $526.4 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2014, the interest rate was 0.01 percent.
Included in our Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.5 million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $6.6 million and $12.5 million for the three and six months ended June 30, 2013, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in our Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $3.4 million and $6.8 million, for the three and six months ended June 30, 2014, respectively, and $1.6 million and $4.0 million for the three and six months ended June 30, 2013, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $74.5 million and $149.7 million in the three and six months ended June 30, 2014, respectively, and $78.9 million and $153.5 million in the three and six months ended June 30, 2013, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.9 million and $3.2 million for the three and six months ended June 30, 2014, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2013, respectively. In the first quarter of 2014, pursuant to construction agreements, we received pre-payments from Williams Field Services Group, LLC of $4.2 million associated with capital projects.
We made equity distributions to WPO totaling $235.0 million and $123.0 million during the six months ended June 30, 2014 and 2013, respectively. During July 2014, we made an additional distribution to WPO of $83.0 million. WPO made contributions to us totaling $94.0 million and $107.0 million in the six months ended June 30, 2014 and 2013, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In July 2014, WPO made an additional $70.0 million contribution to us.
7. OTHER.
For the six months ended June 30, 2014, we capitalized $3.5 million of project feasibility cost associated with various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.

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
RESULTS OF OPERATIONS.
Operating Income and Net Income.
Operating income for the six months ended June 30, 2014 was $249.4 million compared to $212.7 million for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $217.3 million compared to $187.0 million for the six months ended June 30, 2013. The increase in Operating income of $36.7 million (17.3 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2014 compared to the same period in 2013, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net income of $30.3 million (16.2 percent) was mostly attributable to the increase in Operating income partly offset by an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues.
Operating revenues: Natural gas sales decreased $14.6 million (24.1 percent) for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was due to lower cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues.
Operating revenues: Natural gas transportation for the six months ended June 30, 2014 increased $44.8 million (8.3 percent) over the same period in 2013. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $32.2 million ($26.7 million from our Northeast Supply Link project placed in service in August 2013 and $5.5 million from our Mid-South project Phase 2 placed in service in June 2013), higher firm transportation backhaul revenues of $6.2 million and higher commodity revenues of $4.8 million.
Operating Costs and Expenses.
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $46.0 million for the six months ended June 30, 2014 and $60.6 million for the comparable period in 2013, our operating costs and expenses for the six months ended June 30, 2014 increased approximately $8.1 million (2.0 percent) from the comparable period in 2013. This increase was primarily attributable to a $6.4 million increase in Depreciation and amortization costs due to expansion projects placed into service in mid-2013.
Other (Income) and Other Expenses.
Other (income) and other expenses for the six months ended June 30, 2014 had an unfavorable change of $6.5 million (25.3 percent) over the same period in 2013 primarily due to $3.0 million decrease in AFUDC, $2.0 million lower amount of reimbursements for tax gross-up related to projects and $1.9 million increase in interest expense primarily due to interest on rate refunds.
Filing of Rate Case.
On August 31, 2012, we filed a general rate case with the FERC for an overall increase in rates. In September 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012, and the increased rates became effective March 1, 2013. All issues in this proceeding have been resolved by a stipulation and agreement (Agreement) approved by the FERC. Pursuant to its terms, the Agreement became effective March 1, 2014 and refunds of approximately $118 million were issued on April 18, 2014.

Capital Expenditures.
Our capital expenditures for the six months ended June 30, 2014 were $220.0 million, compared to $278.8 million for the six months ended June 30, 2013. The $58.8 million decrease is primarily due to lower spending on expansion projects in 2014. Our capital expenditures estimate for 2014 and future capital projects are discussed in our 2013 Annual Report on Form 10-K. The following describes those projects and certain new capital projects proposed by us.
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. In May 2014, we received approval from the FERC for the project. We plan to place the project into service during the fourth quarter of 2014, and the capacity of the lateral is expected to be 647 Mdth/d.
Northeast Connector Project
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. In May 2014, we received approval from the FERC for the project. We plan to place the project into service during the fourth quarter of 2014, and it is expected to increase capacity by 100 Mdth/d.
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
Rock Springs Expansion
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new eleven mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility in Cecil County, Maryland. We filed an application with the FERC in June 2014 for approval of the project. We plan to place the project into service during the third quarter of 2016, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 192 Mdth/d.
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
Dalton Expansion
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. We plan to file an application with the FERC in the first quarter of 2015 for approval of the project. We plan to place the project into service in 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 448 Mdth/d.
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
Garden State Expansion
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide firm transportation from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on Transco's Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. We plan to file an application with the FERC in the first quarter of 2015 for approval of the project. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	July 31, 2014	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX.

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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