Form 10-K
period 2014-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2015-02-25
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, Williams completed the merger of its two consolidated master limited partnerships, the former Access Midstream Partners, L.P. (ACMP), and Williams Partners L.P. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. (WPZ). Williams currently holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
At December 31, 2014, our system had a mainline delivery capacity of approximately 6.2 MMdth of gas per day from production areas to our primary markets including delivery capacity from the mainline to locations on our Mobile Bay Lateral. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 4.5 MMdth of gas per day for a system-wide delivery capacity total of approximately 10.7 MMdth of gas per day. The system is comprised of approximately 9,600 miles of mainline and branch transmission pipelines, 45 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.7 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2014, our customers had stored in our facilities approximately 140 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our largest customer in 2014 was Public Service Enterprise Group, which accounted for approximately 8.0 percent of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.

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
PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2014 or are significant future pipeline projects for which we have customer commitments. In 2015, we expect to invest capital of approximately $1.1 billion in pipeline expansion projects.
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. In May 2014, we received approval from the FERC for the project. We plan to place the project into service during the second quarter of 2015, and the capacity of the lateral is expected to be 647 Mdth/d.
Northeast Connector Project
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. In May 2014, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 65 Mdth/d of firm transportation from Station 195 to the Rockaway Delivery Lateral junction. We plan to place the remainder of the project into service during the second quarter of 2015. In total, the project is expected to increase capacity by 100 Mdth/d.
Mobile Bay South III
The Mobile Bay South III Project involves an expansion of the Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. In April 2014, we received approval from the FERC for the project. We plan to place the project into service during the second quarter of 2015, and it is expected to increase capacity on the line by 225 Mdth/d.
Virginia Southside
The Virginia Southside Project involves an expansion of our existing mainline natural gas transmission system together with a new lateral to provide firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia, and to both our Cascade Creek interconnection with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. In November 2013, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 250 Mdth/d of firm transportation capacity through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the third quarter of 2015 (the original target in-service date for the project). In total, the project is expected to increase capacity by 270 Mdth/d.
Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 Pooling Point in Choctaw County, Alabama. In December 2014, we received approval from the FERC for the project. We plan to place a portion of the project into service on March 1, 2015, which will enable us to begin providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the Station 85 Pooling Point) on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the fourth quarter of 2015, and it is expected to increase capacity by 525 Mdth/d.
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
Hillabee Expansion
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Tallapoosa County, Alabama. The project will be constructed in phases and all of the project expansion capacity will be leased to Sabal Trail Transmission. We filed an application with the FERC in November 2014 for approval of the initial phases of the project. We plan to place the initial phases of the project into service during the second quarter of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
Gulf Trace Expansion
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We filed an application with the FERC in December 2014 for approval of the project. We plan to place the project into service during the second half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
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
Garden State Expansion
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide firm transportation from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. We plan to file an application with the FERC in the first quarter of 2015 for approval of the project. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.
Virginia Southside II
The Virginia Southside II Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide firm transportation from the Zone 6 Station 210 Pooling Point in New Jersey and Zone 5 Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral and to points along our South Virginia Lateral. We plan to file an application with the FERC in the first quarter of 2015 for approval of the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.

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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $16 million at December 31, 2014.
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
Environmental Matters.
Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, transportation facilities and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters; and

•	Blowouts, cratering and explosions.
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
Safety and Maintenance.
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), which regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The U.S. Department of Transportation (USDOT) administers federal pipeline safety laws.
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
Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe complies with the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA)

final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management program includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. The required pipeline segments originally identified for assessment were completed within the required timeframe, with one exception which was reported to PHMSA. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2015 associated with this program will be approximately $25 million, most of which we expect to be capital expenditures. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

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
Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or to announce publicly any revisions to any of the forward-looking statements to reflect future events or developments.
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
Risks Inherent to Our Industry and Business
Our natural gas transportation and storage activities involve numerous risks and hazards that might result in accidents and unforeseen interruptions.
Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas including, but not limited to:

•	Fires, blowouts, cratering, and explosions;

•	Uncontrolled releases of natural gas;

•	Pollution and other environmental risks;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Operator error; and

•	Damage caused by third party activity, such as operation of construction equipment.
Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage and substantial losses to us. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could cause considerable harm and have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
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
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

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

Competitive pressures could lead to decreases in the volume of natural gas contracted for or transported through our pipeline system.
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
Any significant decrease in supplies of natural gas in the supply basins we access or in demand for those supplies in our traditional markets could adversely affect our business and operating results.
Our ability to maintain and expand our business depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy demand in the markets we serve by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, and technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.
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

Our costs of testing, maintaining or repairing our facilities may exceed our expectations, and the FERC may not allow, or competition in our markets may prevent our recovery of such costs in the rates we charge for our services.
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition and results of operations.
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
In addition, existing regulations might be revised or reinterpreted and new laws and regulations might be adopted or become applicable to us, our customers or our business activities. If new laws or regulations are imposed relating to oil and gas extraction, or if additional levels of reporting, regulation or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline and our results of operations could be adversely affected.
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations.
Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment and the security of chemical and industrial facilities. Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities.
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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emissions controls on our facilities and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2014, our largest customer was Public Service Enterprise Group, which accounted for approximately 8.0 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.
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
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities for the benefit of our customers. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas to end use markets, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Williams currently maintains excess liability insurance with limits of $695 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations.
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
As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing or treating pipelines and facilities, NGL transportation, fractionation or storage facilities or olefins processing facilities, as well as the expansion of existing facilities. We also face all the risks associated with construction. These risks include the inability to obtain skilled labor, equipment, materials, permits, rights-of-way and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

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
Our total outstanding long-term debt (including current portion) as of December 31, 2014, was $1,428.5 million.
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

Our debt service obligations and the covenants described above could have important consequences. For example, they could, among other things:

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

•
Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, general limited liability company purposes or other purposes; and

•
Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by limiting our ability to expand or pursue our business activities and by preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

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
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. If Williams or WPZ were to experience a deterioration in its respective credit standing or financial condition, our access to credit and our ratings could be adversely affected. Any future downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manners described above.

A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital and our costs of doing business.
A downgrade of our credit ratings might increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings. Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
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
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:

•	Transportation of natural gas in interstate commerce;

•	Rates, operating terms, types of services offered to customers and conditions of service;

•	The types of services we may offer to our customers;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies that are involved in marketing functions of the natural gas business; and

•	Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
Regulatory or administrative actions in these areas, including successful complaints or protests against our rates, can affect our business in many ways, including by decreasing existing tariff rates or setting future tariff rates to levels such that revenues are inadequate to recover increases in operating costs or to sustain an adequate return on capital investments, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our business.
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
We expect that a significant percentage of employees will become eligible for retirement over the next several years. In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or their service is no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
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
Our assets and operations, especially those located offshore, and our customers' assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers' operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations, and financial condition.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At December 31, 2014, we are owned indirectly by Williams Partners L.P., and Williams holds an approximate 66 percent interest in Williams Partners, L.P., comprised of an approximate 64 percent limited partner interest and all of Williams Partners L.P.’s 2 percent general partner interest.
Distributions totaling $411 million were declared and paid by us to our parent during the year ended December 31, 2014. An additional distribution of $123 million was declared and paid by us to our parent in January 2015. Distributions totaling $250 million were declared and paid by us to our parent during the year ended December 31, 2013.

In the year ended December 31, 2014, our parent made contributions totaling $267 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2015, our parent made an additional $158 million contribution to us. In the year ended December 31, 2013, our parent made contributions to us totaling $264 million.
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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $316.9 million at December 31, 2014. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $333.1 million at December 31, 2014. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Consolidated Financial Statements.
Impairment of Long-lived Assets
We evaluate our long lived assets for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management's estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred.
In December 2010 we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Due to the leak at this cavern, damage to the well at an adjacent cavern, and operating problems at two other caverns constructed at about the same time, we determined that the four caverns should be retired, which was completed in 2014. In addition, further studies have indicated the need for capital improvements over the next several years of the remaining three caverns. As a result, we performed an assessment of our Eminence storage field for impairment as of December 31, 2014. The carrying value at that date was $78 million. These events have not affected the performance of our obligations under our service agreements with our customers. However, judgments and assumptions are inherent in our estimate of future cash flows used to evaluate Eminence. In our evaluation, our estimate of the undiscounted cash flows of Eminence exceeded its carrying value, and thus no impairment loss was recognized in 2014. If our estimates of revenues were to significantly decrease, it could result in a write down of this asset to fair value.
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
As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risk. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At December 31, 2013, we had accrued approximately $98 million for potential amounts to be refunded. Refunds of approximately $118 million were issued on April 18, 2014.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2014 and 2013. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
2014 COMPARED TO 2013
Operating Income and Net Income Operating Income for 2014 was $472.8 million compared to $429.1 million for 2013. Net Income for 2014 was $422.9 million compared to $374.0 million for 2013. The increase in Operating Income of $43.7 million (10.2 percent) was primarily due to higher Natural gas transportation revenues, partly offset by an increase in Operating Costs and Expenses in 2014 compared to 2013, as discussed below. The increase in Net Income of $48.9 million (13.1 percent) was mostly attributable to the increase in Operating Income, and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
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
Operating Revenues Natural gas sales increased $7.9 million (7.0 percent) to $121.4 million for 2014 when compared to 2013. The increase was due to higher cash-out sales. Cash-out sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues Operating Revenues: Natural gas transportation for 2014 was $1,166.2 million compared to $1,094.8 million for 2013. The $71.4 million (6.5 percent) increase was partly due to the implementation of new rates in March 2013 which were higher as compared to the rates provided in the settlement of the prior rate proceedings. Also contributing to the positive variance were higher transportation reservation revenues related to new incremental projects of $47.5 million, ($39.6 million from our Northeast Supply Link project placed in partial service in August 2013 and fully in service in November 2013, $5.5 million from our Mid-South project Phase 2 placed in service in June 2013, $1.9 million from our Virginia Southside project placed in partial service in December 2014 and $0.5 million from our Northeast Connector project placed in partial service in December 2014), higher firm transportation backhaul revenue of $10.3 million and higher commodity revenues of $5.8 million, partially offset by $6.9 million lower transportation revenues related to the turnback of firm transportation on the Mobile Bay lateral.
Storage Revenues Operating Revenues: Natural gas storage for 2014 was $140.3 million compared to $143.0 million for 2013. The $2.7 million (1.9 percent) decrease was primarily due to the implementation of lower rates in March 2014 as a result of the settlement of the rate proceeding in Docket No. RP12-993, partially offset by higher commodity revenues of $1.3 million in 2014 due to colder weather.
Operating Costs and Expenses Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $25.2 million (3.1 percent) from the comparable period in 2013. This increase was primarily attributable to:

•
A $7.0 million (2.6 percent) increase in Operation and maintenance costs primarily resulting from a $4.2 million increase in other materials and supplies costs primarily due to various repairs and maintenance and a $3.2 million increase in miscellaneous contractual services costs primarily due to hydrostatic testing and offshore repairs, painting and other maintenance;

•	A $6.7 million (26.9 percent) increase in Cost of natural gas transportation primarily resulting from higher fuel costs;

•	A $4.9 million (1.8 percent) increase in Depreciation and amortization costs primarily due to additional assets placed into service in mid and latter part of 2013;

•
A $4.6 million (14.1 percent) increase in Other expense, net primarily due to an $8.5 million regulatory charge, which offsets the amount of revenue that exceeds the cost incurred for the recovery of certain postretirement benefits, partly offset by a favorable adjustment of $5.5 million for a certain litigation matter which has been settled; and

•	A $1.4 million (0.8 percent) increase in Administrative and general costs primarily resulting from higher allocated corporate expenses.
Other (Income) and Other Deductions Other (income) and other expenses in 2014 had a favorable change of $5.1 million (9.3 percent) over 2013 primarily due to a $6.4 million increase in Allowance for equity and borrowed funds used during construction (AFUDC) due to the increase in spending on various expansion related projects in 2014.
Filing of Rate Case
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
We, along with WPZ and Northwest Pipeline LLC, are co-borrowers under a $3.5 billion unsecured credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.125 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Northwest Pipeline LLC. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the credit facility.
We are a participant in WPZ's cash management program, and we make advances to and receive advances from WPZ. At December 31, 2014, our advances to WPZ totaled approximately $306.9 million. These advances are represented by demand notes. In April 2014, we utilized repayment of a portion of these advances in order to pay rate refunds to our customers under the Agreement in Docket No. RP12-993.
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
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2015 capital expenditures will be approximately $1.3 billion. Of this total, approximately $1.2 billion is considered nondiscretionary due to legal, regulatory, and/or contractual requirements, primarily due to expansion projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2014, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2014. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2014	Expected Maturity Date
	2015	2016	2017	2018
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$200	$—	$250
Interest rate	5.65%	5.57%	5.53%	5.47%

December 31, 2014	Expected Maturity Date
	2019	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$983	$1,433	$1,506
Interest rate	5.40%	5.08%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Management Committee of Transcontinental Gas Pipe Line Company, LLC
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP
Houston, Texas
February 25, 2015

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Operating Revenues:
Natural gas sales	$121,397	$113,488	$65,120
Natural gas transportation	1,166,244	1,094,807	1,022,990
Natural gas storage	140,344	143,047	140,390
Other	5,152	4,990	5,601
Total operating revenues	1,433,137	1,356,332	1,234,101

Operating Costs and Expenses:
Cost of natural gas sales	121,397	113,488	65,120
Cost of natural gas transportation	31,629	24,936	31,815
Operation and maintenance	271,603	264,631	299,734
Administrative and general	183,760	182,352	174,610
Depreciation and amortization	270,181	265,273	266,445
Taxes — other than income taxes	44,521	43,898	45,086
Other expense, net	37,208	32,606	21,230
Total operating costs and expenses	960,299	927,184	904,040

Operating Income	472,838	429,148	330,061

Other (Income) and Other Expenses:
Interest expense - affiliate	70	190	309
- other	84,917	84,000	88,766
Interest income - affiliate	(49)	(45)	(35)
- other	(1,782)	(2,068)	(2,351)
Allowance for equity and borrowed funds used during construction (AFUDC)	(25,046)	(18,595)	(19,257)
Equity in earnings of unconsolidated affiliates	(5,783)	(5,678)	(7,458)
Miscellaneous other (income) expenses, net	(2,373)	(2,682)	(2,379)
Total other (income) and other expenses	49,954	55,122	57,595

Net Income	422,884	374,026	272,466

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $344, $330, and $220 for the years ended December 31, 2014, 2013, and 2012, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	143	464	(376)

Comprehensive Income	$423,027	$374,490	$272,090
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$173	$113
Receivables:
Trade	127,141	137,808
Affiliates	654	2,601
Advances to affiliate	306,910	526,380
Other	3,594	10,364
Transportation and exchange gas receivables	3,485	6,757
Inventories:
Gas in storage, at original cost	715	790
Gas in storage, LIFO	497	1,056
Gas available for customer nomination, at average cost	28,464	8,553
Material and supplies, at lower of average cost or market	37,023	37,133
Regulatory assets	77,810	37,520
Other	14,683	13,451
Total current assets	601,149	782,526

Investments, at cost plus equity in undistributed earnings	47,050	50,262

Property, Plant and Equipment:
Natural gas transmission plant	9,645,382	8,867,626
Less-Accumulated depreciation and amortization	3,257,844	3,090,234
Total property, plant and equipment, net	6,387,538	5,777,392

Other Assets:
Regulatory assets	239,080	256,612
Other	75,066	57,785
Total other assets	314,146	314,397

Total assets	$7,349,883	$6,924,577
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2014	2013
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$237,873	$106,096
Affiliates	37,688	28,268
Cash overdrafts	30,867	8,539
Transportation and exchange gas payables	4,701	3,599
Reserve for rate refunds	—	98,217
Accrued liabilities:
Property and other taxes	13,723	14,180
Interest	19,894	19,894
Regulatory liabilities	7,054	18,014
Customer advances	9,205	17,811
Asset retirement obligations	16,444	35,902
Other	37,785	47,462
Total current liabilities	415,234	397,982

Long-Term Debt	1,428,495	1,428,355

Other Long-Term Liabilities:
Asset retirement obligations	280,031	238,085
Regulatory liabilities	326,083	269,563
Other	35,728	5,307
Total other long-term liabilities	641,842	512,955

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,524,499	2,257,499
Retained earnings	2,339,928	2,328,044
Accumulated other comprehensive loss	(115)	(258)
Total owner’s equity	4,864,312	4,585,285

Total liabilities and owner’s equity	$7,349,883	$6,924,577

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Member's Capital:
Balance at beginning of period	$2,257,499	$1,993,412	$1,841,888
Cash contributions from parent	267,000	264,000	150,000
Non-cash contributions from parent	—	87	1,524
Balance at end of period	2,524,499	2,257,499	1,993,412
Retained Earnings:
Balance at beginning of period	2,328,044	2,204,018	2,177,811
Net income	422,884	374,026	272,466
Cash distributions to parent	(411,000)	(250,000)	(246,259)
Balance at end of period	2,339,928	2,328,044	2,204,018
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(258)	(722)	(346)
Equity interest in unrealized gain (loss) on interest rate hedge	143	464	(376)
Balance at end of period	(115)	(258)	(722)

Total Owner's Equity	$4,864,312	$4,585,285	$4,196,708

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$422,884	$374,026	$272,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,395	263,949	266,981
Allowance for equity funds used during construction (equity AFUDC)	(18,701)	(13,299)	(13,222)
Changes in operating assets and liabilities:
Receivables — affiliates	1,947	55	3,247
— trade and other	17,437	(21,772)	(4,186)
Transportation and exchange gas receivable	3,272	(3,881)	2,038
Regulatory assets - current	(40,290)	28,536	1,171
Regulatory assets - non-current	17,532	21,910	(5,980)
Inventories	(19,167)	232	673
Payables — affiliates	9,420	(3,738)	15,069
— trade	32,618	(26,463)	3,727
Accrued liabilities	(39,450)	28,322	8,256
Asset retirement obligations - non-current	30,840	13,105	35,195
Asset retirement obligation - removal costs	(12,824)	(26,919)	(41,052)
Reserve for rate refunds	(98,217)	98,217	—
Other, net	7,954	10,731	(2,934)
Net cash provided by operating activities	584,650	743,011	541,449

Cash flows from financing activities:
Additions to long-term debt	—	—	398,804
Retirement of long-term debt	—	—	(325,000)
Debt issue costs	—	—	(4,403)
Cash distributions to parent	(411,000)	(250,000)	(246,259)
Cash contributions from parent	267,000	264,000	150,000
Other, net	22,329	(3,034)	(3,333)
Net cash provided by (used in) financing activities	(121,671)	10,966	(30,191)
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(724,163)	$(557,366)	$(507,884)
Contributions and advances for construction costs	57,817	30,450	32,434
Disposal of property, plant and equipment, net	(7,532)	(3,621)	7,157
Advances to affiliate, net	219,470	(214,215)	(58,554)
Return of capital from unconsolidated affiliates	2,333	1,438	11,327
Contributions to unconsolidated affiliates	—	—	(5,806)
Purchase of ARO Trust investments	(52,038)	(58,242)	(34,430)
Proceeds from sale of ARO Trust investments	38,691	45,607	43,205
Other, net	2,503	1,900	1,314
Net cash used in investing activities	(462,919)	(754,049)	(511,237)

Increase (decrease) in cash	60	(72)	21
Cash at beginning of period	113	185	164
Cash at end of period	$173	$113	$185

____________________________
* Increase to property, plant and equipment, net of equity AFUDC	$(807,232)	$(572,956)	$(491,046)
Changes in related accounts payable and accrued liabilities	83,069	15,590	(16,838)
Property, plant and equipment additions, net of equity AFUDC	$(724,163)	$(557,366)	$(507,884)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$77,304	$76,803	$86,586
Income taxes	864	116	254

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
At December 31, 2014, Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. At February 25, 2015, Williams holds an approximate 60 percent interest in the merged partnership, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
Transco is a single member limited liability company, and as such, single member losses are limited to the amount of their investment.
Related Party Transaction
A member of Williams' Board of Directors, who was elected in 2013, is also the current chairman, president, and chief executive officer of an energy services company that is a customer of ours. We recorded $115.3 million in operating revenues in the Consolidated Statement of Comprehensive Income from this company for transportation and storage of natural gas for the year ended December 31, 2014. This board member does not have any material interest in any transactions between the energy services company and us and he had no role in any such transactions.
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

Basis of Presentation
Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2014, the remaining property, plant and equipment allocation was approximately $0.7 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
A reclassification within investing activities in the Consolidated Statement of Cash Flows between Property, plant and equipment additions, net of equity AFUDC* and Contributions and advances for construction costs of $30.5 million and $32.4 million for the years ended December 31, 2013 and 2012, respectively, has been made to correct the 2013 and 2012 presentations to conform to the 2014 presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2014 and December 31, 2013 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $9.1 million, $11.5 million, and $14.3 million in 2014, 2013 and 2012, respectively. Included in the distributions are $2.3 million, $1.4 million and $11.3 million return of capital in 2014, 2013 and 2012, respectively. We made capital contributions to Cardinal related to Cardinal’s expansion project totaling $5.8 million in 2012.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2014, 2013 and 2012 are as follows:

Category of Property	2014-2013 (1)	2012

Gathering facilities	1.35% - 2.50%	0.18% - 1.66%
Storage facilities	2.10% - 2.25%	2.10% - 3.70%
Onshore transmission facilities	2.61% - 5.00%	2.79% - 5.71%
Offshore transmission facilities	1.20% - 1.20%	1.01% - 1.01%
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
Impairment of Long-lived Assets
We evaluate the long lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $6.3 million, $5.3 million and $6.0 million, for 2014, 2013 and 2012, respectively. The allowance for equity funds was $18.7 million, $13.3 million, and $13.2 million, for 2014, 2013 and 2012, respectively.
Income Taxes
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2014 and 2013. We utilize the average cost method of accounting for gas imbalances.
Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. If inventories valued using the LIFO cost method were valued at current replacement cost, the amounts would increase by $0.1 million and $0.3 million at December 31, 2014 and December 31, 2013, respectively. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at lower of average cost or market. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2014 and 2013.
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
Pension and Other Postretirement Benefits
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

Accounting Standards Issued But Not yet Adopted
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. Accordingly, Transco will adopt this standard in the first quarter 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP12-993) On August 31, 2012, we submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our Docket No. RP06-569 rate proceeding (see below), which required us to file a rate case no later than August 31, 2012. On September 28, 2012, the FERC issued an order accepting our filing subject to the outcome of a hearing. The rates for certain services that were proposed as overall rate decreases became effective October 1, 2012 and the increased rates became effective March 1, 2013. All issues in this proceeding have been resolved by a stipulation and agreement (Agreement) approved by the FERC. Pursuant to its terms, the Agreement became effective March 1, 2014 and refunds of approximately $118 million were issued on April 18, 2014.
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $16 million at December 31, 2014.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to four years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2014, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities (0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $4.1 million for the expense portion of these estimated costs recorded in current liabilities ($2.3 million) and other long-term liabilities ($1.8 million) in the accompanying Consolidated Balance Sheet.
We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $0.5 million. The estimated remediation costs for all of these sites are included in the $4 million to $6 million range discussed above. Liability under the Comprehensive Environmental Response, Compensation and Liability Act and applicable state law can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several facilities are located in 2008 ozone non-attainment areas. To date, no federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to recently proposed state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some facilities may be subject to increased controls within five years. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the proposed regulations.
In December 2014, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels; the EPA is anticipated to finalize any revisions in late 2015. Revisions to the ozone NAAQS will result in additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. At December 31, 2014, we had a balance of approximately $1.7 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.5 million) in the accompanying Consolidated Balance Sheet. At December 31, 2013, we had a balance of approximately $1.8 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.6 million) in the accompanying Consolidated Balance Sheet.
Other Matters
Various other proceedings are pending against us and are considered incidental to our operations.
Summary
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $33 million at December 31, 2014.
3. DEBT, FINANCING ARRANGEMENTS AND LEASES
Long-Term Debt
At December 31, 2014 and 2013, long-term debt issues were outstanding as follows (in thousands):

	2014	2013
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
6.4% due 2016	200,000	200,000
6.05% due 2018	250,000	250,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
Total notes	1,225,000	1,225,000

Total long-term debt issues	1,432,500	1,432,500
Unamortized debt premium and discount, net	(4,005)	(4,145)

Total long-term debt	$1,428,495	$1,428,355
Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2014, for the next five years, are as follows (in thousands):

2016: 6.4% Notes	$200,000
2018: 6.05% Notes	$250,000
There are no maturities applicable to long-term debt outstanding for the years 2015, 2017, and 2019.
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2014, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
On December 1, 2014, we along with WPZ, Northwest Pipeline LLC (Northwest), the lenders named therein and an administrative agent entered into Amendment No. 1 and Consent to the First Amended and Restated Credit Agreement, dated as of July 31, 2013. The amendment provided the consent of the lenders for this credit agreement to continue for Access

Midstream Partners, L.P. (ACMP) upon consummation of the merger with WPZ and the termination of ACMP's existing credit agreement. In addition, the amendment provided the consent that certain existing liens and guarantees of indebtedness of ACMP that are terminated in connection with the merger would not become liens and guarantees of indebtedness under this credit agreement. At December 31, 2014, no letters of credit were issued and no loans were outstanding under this credit facility. On February 2, 2015, this credit facility was terminated in connection with the merger.
On February 2, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request an extension of the maturity date for an additional one year period, up to two times, to allow a maturity date as late as February 2, 2022 under certain circumstances. The agreement allows for swing line loans up to aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.0 to 1.0. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2014, we are in compliance with this financial covenant.
Various covenants may limit, among other things, a borrower's and its material subsidiaries' ability to grant certain liens supporting indebtedness, a borrower's ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements, and allow any material change in the nature of its business.
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.
Other than swingline loans, each time funds are borrowed, the borrower must choose whether such borrowing will be an alternate base rate borrowing or a Eurodollar borrowing. If such borrowing is an alternate base rate borrowing, interest is calculated on the basis of the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1 percent and (c) a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus 1 percent, plus, in the case of each of (a), (b) and (c), an applicable margin. If the borrowing is a Eurodollar borrowing, interest is calculated on the basis of LIBOR for the relevant period plus an applicable margin. Interest on swingline loans is calculated as the sum of the alternate base rate plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower's senior unsecured long-term debt ratings.
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the merger and to allow a maximum outstanding of $3 billion. At December 31, 2014, WPZ had $798 million in outstanding commercial paper.
Lease Obligations
The future minimum lease payments under our various operating leases are as follows (in thousands):

2015	$10,544
2016	10,567
2017	10,501
2018	10,480
2019	10,482
Thereafter	13,407
Total net minimum obligations	$65,981
Our lease expense was $11.1 million in 2014, $11.4 million in 2013, and $10.9 million in 2012.

4. ARO TRUST
Available-for-Sale Investments
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	December 31, 2014		December 31, 2013
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$2.1	$2.1	$6.5	$6.5
U.S. Equity Funds	15.0	19.0	8.0	11.1
International Equity Funds	8.0	8.2	4.2	4.9
Municipal Bond Funds	17.7	18.2	10.2	10.2
Total	$42.8	$47.5	$28.9	$32.7
5. FAIR VALUE MEASUREMENTS
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$47.5	$47.5	$47.5	$—	$—

Additional disclosures:
Notes receivable	3.8	3.8	—	3.8	—
Long-term debt	(1,428.5)	(1,506.4)	—	(1,506.4)	—

Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$32.7	$32.7	$32.7	$—	$—

Additional disclosures:
Notes receivable	6.3	6.3	—	6.3	—
Long-term debt	(1,428.4)	(1,512.9)	—	(1,512.9)	—

Fair Value of Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments - We deposit a portion of our collected rates, pursuant to the Agreement in the Docket No. RP12-993 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, are classified as available-for-sale and are reported in Other Assets-Other in the Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the year ended December 31, 2014 or 2013.
6. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $11.9 million, $22.3 million and $20.3 million for 2014, 2013, and 2012, respectively.
Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries. We recognized other postretirement benefit income of $13.7 million and $4.2 million for 2014 and 2013, respectively, and cost of $2.5 million for 2012.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2014 and 2013 are $39.1 million and $25.3 million, respectively. These amounts are comprised of amounts being deferred for future rate treatment of $23.0 million and $6.6 million at December 31, 2014 and 2013, respectively, and amounts of $16.1 million and $18.7 million being amortized over a period of approximately 8 years per Docket No. RP12-993 at December 31, 2014 and 2013, respectively. Effective March 1, 2013, the residual regulatory asset balance from the prior rate filing was netted against the accumulated regulatory liability.

Defined Contribution Plan
Williams charged us compensation expense of $6.4 million in 2014, $6.0 million in 2013 and $7.2 million in 2012 for Williams’ company matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $3.0 million and $2.8 million, respectively, excluding amounts allocated from WPZ and Williams.
7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from two of our major customers in 2014, 2013 and 2012 are as follows (in millions):

	2014	2013	2012
Public Service Enterprise Group	$115.3	$130.7	$127.4
National Grid	91.2	88.5	93.5
Affiliates
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2014 and 2013, our advances to WPZ totaled approximately $306.9 million and $526.4 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At December 31, 2014, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2014, 2013 and 2012 are revenues received from affiliates of $8.3 million, $16.3 million, and $17.0 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2014, 2013 and 2012 is purchased gas cost from affiliates of $10.5 million, $6.9 million, and $3.9 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $310.1 million, $310.3 million, and $320.1 million during 2014, 2013 and 2012, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $6.6 million, $7.1 million, and $4.5 million in 2014, 2013 and 2012, respectively. In 2013, we received $3.6 million of reimbursements from Williams Field Services Group, LLC (WFS), related to a capital project. Pursuant to construction agreements, we received pre-payments from WFS of $5.0 million and $2.3 million during 2014 and 2012, respectively, associated with capital projects. We received reimbursements totaling $3.1 million from Williams Gas Processing – Gulf Coast Company, L.P. in 2012 associated with costs related to a transfer and assignment agreement.
We made equity distributions of $411 million, $250 million and $246 million during 2014, 2013 and 2012, respectively. In January 2015, an additional distribution of $123 million was declared and paid.
During 2014, 2013 and 2012, our parent made contributions totaling $267 million, $264 million and $150 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2015, our parent made an additional $158 million contribution. During 2012, we received a non-cash contribution of $1.5 million from our parent.
8. ASSET RETIREMENT OBLIGATIONS
These accrued obligations relate to underground storage caverns, offshore platforms, pipelines, and gas transmission facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to dismantle offshore platforms, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground.
During 2014 and 2013, our overall asset retirement obligation changed as follows (in thousands):

	2014	2013
Beginning balance	$273,987	$296,870
Accretion	17,962	31,461
New obligations	1,346	2,225
Changes in estimates of existing obligations (1)	23,031	(27,628)
Property dispositions/obligations settled	(19,851)	(28,941)
Ending balance	$296,475	$273,987

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The 2014 changes in estimates of existing obligations reflect an increase of $23 million due to revisions in the estimated remaining life of assets, inflation rates, discount rates, and current estimates for removal costs. The 2013 changes in estimates of existing obligations reflect a decrease of $28 million, primarily due to a decrease of $36 million due to revisions in the estimated remaining life of assets, inflation rates, discount rates, and current estimates for removal costs, partially offset by an increase of $9 million related to changes in timing and method of abandonment of our Eminence natural gas storage caverns that were associated with a leak in 2010.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Under our current rate settlement our annual funding obligation is approximately $36.4 million, with installments to be deposited monthly.

9. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2014 and December 31, 2013 are as follows (in millions):

Regulatory Assets	2014	2013
Grossed-up deferred taxes on equity funds used during construction	$78.4	$80.6
Asset retirement obligations	115.9	128.5
Asset retirement costs - Eminence	63.2	68.2
Deferred taxes	7.0	8.1
Deferred cash out	12.9	—
Deferred gas costs	8.7	6.2
Fuel cost	29.2	0.7
Other	1.6	1.8
Total Regulatory Assets	$316.9	$294.1

Regulatory Liabilities	2014	2013
Negative salvage	$283.8	$241.7
Deferred cash out	—	1.6
Sentinel meter station depreciation	5.8	5.0
Postretirement benefits other than pension	39.1	25.3
Electric power cost	4.4	13.8
Other	—	0.2
Total Regulatory Liabilities	$333.1	$287.6
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
Deferred gas costs: This amount arises from the movement of gas volumes between gas inventory accounts that have different valuations. These amounts are expected to be recovered/refunded in subsequent periods.

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
10. OTHER
During 2014 and 2012, we capitalized $3.5 million and $11.1 million, respectively, of project feasibility costs associated with the various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.
We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. During 2014, 2013 and 2012, we recorded $0.8 million, $4.3 million and $2.5 million, respectively, of charges to Operation and maintenance expenses primarily related to costs to ensure the safety of the surrounding area.
Due to the abandonment and retirement of four of the seven caverns at our Eminence Storage Field in 2013 and the expected recovery of such costs in our rates, we reclassified $92 million of costs related to the Eminence ARO from Total property, plant and equipment, net to Regulatory assets (Eminence abandonment regulatory asset). Included in Other expense, net, for the year 2013, consistent with the Agreement in our Docket No. RP12-993 general rate case proceeding, was a charge of $11.5 million, related to the estimated portion of the Eminence abandonment regulatory asset that will not be recovered in rates; which was reduced by $2.9 million in 2014 upon completion of the abandonment. We also recognized income during 2013 of $16.1 million, related to insurance recoveries associated with this event.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2014	First	Second	Third	Fourth (1)
Operating revenues	$365,662	$338,454	$352,799	$376,222
Operating expenses	235,980	218,711	240,481	265,127
Operating income	129,682	119,743	112,318	111,095
Interest expense	21,959	21,197	20,954	20,877
Other (income) and deductions, net	(4,057)	(6,943)	(11,378)	(12,655)
Net income	111,780	105,489	102,742	102,873
Equity interest in unrealized gain (loss) on interest rate hedge	38	(41)	159	(13)
Comprehensive income	$111,818	$105,448	$102,901	$102,860

2013	First	Second (2)	Third (3)	Fourth (4)
Operating revenues	$331,062	$342,879	$332,255	$350,136
Operating expenses	229,301	231,922	235,248	230,713
Operating income	101,761	110,957	97,007	119,423
Interest expense	20,554	20,746	21,416	21,474
Other (income) and deductions, net	(7,768)	(7,838)	(8,127)	(5,335)
Net income	88,975	98,049	83,718	103,284
Equity interest in unrealized gain (loss) on interest rate hedge	102	404	(102)	60
Comprehensive income	$89,077	$98,453	$83,616	$103,344

(1)	Includes a $3.1 million increase to operating expenses related to a measurement adjustment and a $2.9 million decrease to operating expenses related to Eminence abandonment costs reduction.

(2)
Includes a $6.4 million increase to operating expenses related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and a $12.1 million decrease for related insurance recoveries.

(3)
Includes an $8.1 million increase to operating expenses related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and a $3.3 million decrease for related insurance recoveries.

(4)	Includes a $3.0 million decrease to operating expenses related to Eminence abandonment costs reduction.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Senior Vice President – Atlantic-Gulf and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
This annual report does not include a report of the company’s registered public accounting firm regarding internal control over financial reporting. A report by the company’s registered public accounting firm is not required pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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
Items 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2014	2013
Audit fees	$1,499	$1,678
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,499	$1,678
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.
As a wholly owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2014 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on http://investor.williams.com.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2014 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	27

Consolidated Balance Sheet as of December 31, 2014 and 2013	28

Consolidated Statement of Owner’s Equity for the Years Ended December 31, 2014, 2013 and 2012	30

Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	31

Notes to Consolidated Financial Statements	33

Not covered by Report of Independent Registered Public Accounting Firm :

Quarterly Financial Data (Unaudited)	48

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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

10.4
Amendment No. 1 and Consent to First Amended & Restated Credit Agreement, dated as of December 1, 2014 by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (filed on December 4, 2014 as Exhibit 10.1 to Williams Partners L.P.'s Current Report on Form 8-K and incorporated herein by reference).

10.5
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* 101.I SCH * 101.CAL* 101.DEF* 101.LAB*	XBRL Instance Document. XBRL Taxonomy Extension Schema. XBRL Taxonomy Extension Calculation Linkbase. XBRL Taxonomy Extension Definition Linkbase. XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
Date: February 25, 2015
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
Date: February 25, 2015

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

10.4
Amendment No. 1 and Consent to First Amended & Restated Credit Agreement, dated as of December 1, 2014 by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (filed on December 4, 2014 as Exhibit 10.1 to Williams Partners L.P.'s Current Report on Form 8-K and incorporated herein by reference).

10.5
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.I SCH *	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith. ** Furnished herewith.