Form 10-Q
period 2015-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2015-04-30
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating Revenues:
Natural gas sales	$21,407	$27,568
Natural gas transportation	322,560	300,381
Natural gas storage	35,145	36,595
Other	911	1,118
Total operating revenues	380,023	365,662

Operating Costs and Expenses:
Cost of natural gas sales	21,407	27,568
Cost of natural gas transportation	12,895	11,203
Operation and maintenance	68,283	60,433
Administrative and general	46,959	47,134
Depreciation and amortization	66,305	69,909
Taxes — other than income taxes	12,541	12,282
Other expense, net	17,815	7,451
Total operating costs and expenses	246,205	235,980

Operating Income	133,818	129,682

Other (Income) and Other Expenses:
Interest expense	20,807	21,959
Allowance for equity and borrowed funds used during construction (AFUDC)	(14,652)	(2,982)
Equity in earnings of unconsolidated affiliates	(1,519)	(1,477)
Miscellaneous other (income) expenses, net	364	402
Total other (income) and other expenses	5,000	17,902

Net Income	128,818	111,780

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $84 for 2015 and $84 for 2014 of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	(53)	38

Comprehensive Income	$128,765	$111,818

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$145	$173
Receivables:
Affiliates	999	654
Advances to affiliate	205,249	306,910
Trade and other	133,815	130,735
Transportation and exchange gas receivables	3,064	3,485
Inventories	50,225	66,699
Regulatory assets	98,815	77,810
Other	7,204	14,683
Total current assets	499,516	601,149

Investments, at cost plus equity in undistributed earnings	46,547	47,050

Property, Plant and Equipment:
Natural gas transmission plant	9,928,561	9,645,382
Less-Accumulated depreciation and amortization	3,313,313	3,257,844
Total property, plant and equipment, net	6,615,248	6,387,538

Other Assets:
Regulatory assets	230,102	239,080
Other	87,289	75,066
Total other assets	317,391	314,146

Total assets	$7,478,702	$7,349,883

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$31,589	$37,688
Trade and other	213,356	268,740
Transportation and exchange gas payables	5,532	4,701
Accrued liabilities	81,138	104,105
Total current liabilities	331,615	415,234

Long-Term Debt	1,428,531	1,428,495

Other Long-Term Liabilities:
Asset retirement obligations	288,140	280,031
Regulatory liabilities	340,963	326,083
Other	61,376	35,728
Total other long-term liabilities	690,479	641,842

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,682,499	2,524,499
Retained earnings	2,345,746	2,339,928
Accumulated other comprehensive loss	(168)	(115)
Total owner’s equity	5,028,077	4,864,312

Total liabilities and owner’s equity	$7,478,702	$7,349,883

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$128,818	$111,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,305	69,654
Allowance for equity funds used during construction (equity AFUDC)	(11,095)	(2,182)
Changes in operating assets and liabilities:
Receivables — affiliates	(345)	1,669
— trade and other	(3,080)	20,174
Transportation and exchange gas receivable	421	371
Inventories	16,474	(4,079)
Payables — affiliates	(6,099)	482
— trade	(21,121)	(59,215)
Accrued liabilities	(22,066)	(10,131)
Reserve for rate refunds	—	20,019
Asset retirement obligation removal costs	(331)	(3,753)
Other, net	22,389	14,822
Net cash provided by operating activities	170,270	159,611

Cash flows from financing activities:
Cash distributions to parent	(123,000)	(112,000)
Cash contributions from parent	158,000	54,000
Other, net	(18,287)	4,143
Net cash provided by (used in) financing activities	16,713	(53,857)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(291,162)	(30,731)
Contributions and advances for construction costs	13,655	7,366
Disposal of property, plant and equipment, net	(126)	5,241
Advances to affiliate, net	101,661	(76,634)
Return of capital from unconsolidated affiliates	553	301
Purchase of ARO Trust investments	(29,492)	(28,851)
Proceeds from sale of ARO Trust investments	17,277	16,851
Other, net	623	736
Net cash used in investing activities	(187,011)	(105,721)

Decrease in cash	(28)	33
Cash at beginning of period	173	113
Cash at end of period	$145	$146

* Increase to property, plant and equipment, net of equity AFUDC	$(273,923)	$(87,027)
Changes in related accounts payable and accrued liabilities	(17,239)	56,296
Property, plant and equipment additions, net of equity AFUDC	$(291,162)	$(30,731)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. At March 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2015 and December 31, 2014 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.0 million and $2.3 million in the three months ended March 31, 2015 and March 31, 2014, respectively. Included in the distributions are $0.6 million and $0.3 million return of capital in 2015 and 2014, respectively.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.
A reclassification within investing activities in the Condensed Consolidated Statement of Cash Flows between Property, plant and equipment additions, net of equity AFUDC* and Contributions and advances for construction costs of $7.4 million for the three months ended March 31, 2014, has been made to correct the 2014 presentation to conform to the 2015 presentation.
Accounting Standards Issued But Not Yet Adopted
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-2). ASU 2015-2 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. Transco will adopt the standard in the first quarter of 2016. We are currently evaluating the impact of the new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation. Transco will adopt the standard in the first quarter of 2016. We are evaluating the impact of the new standard.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. The FASB has recently proposed delaying the effective date of ASC 606 to annual and interim periods beginning after December 15, 2017. Accordingly, if the FASB chooses to delay the effective date to December 15, 2017, Transco would plan to adopt this standard in the first quarter of 2018. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. Parties to the proceeding filed initial and reply briefs on February 6, 2015 and March 6, 2015, respectively. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $17 million at March 31, 2015.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to four years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2015, we had a balance of approximately $2.4 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.6 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At March 31, 2015, we had a balance of approximately $1.4 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.2 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $1.7 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we along with WPZ and Northwest Pipeline LLC (Northwest), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the $3.5 billion credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Northwest. At March 31, 2015, $2.3 million of letters of credit have been issued and no loans are outstanding under our credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2015, WPZ had no outstanding commercial paper.
4. ARO TRUST
Available-for-Sale Investments
We are entitled to collect in rates the amounts necessary to fund our asset retirement obligations (ARO). We deposit monthly, into an external trust account (ARO Trust), the revenues specifically designated for ARO. The ARO Trust carries a moderate risk portfolio. We measure the financial instruments held in our ARO Trust at fair value. However, in accordance with the ASC Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	March 31, 2015		December 31, 2014
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$3.1	$3.1	$2.1	$2.1
U.S. Equity Funds	18.0	22.3	15.0	19.0
International Equity Funds	11.0	11.5	8.0	8.2
Municipal Bond Funds	22.9	23.4	17.7	18.2
Total	$55.0	$60.3	$42.8	$47.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$60.3	$60.3	$60.3	$—	$—

Additional disclosures:
Notes receivable	3.2	3.2	—	3.2	—
Long-term debt	(1,428.5)	(1,509.4)	—	(1,509.4)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$47.5	$47.5	$47.5	$—	$—

Additional disclosures:
Notes receivable	3.8	3.8	—	3.8	—
Long-term debt	(1,428.5)	(1,506.4)	—	(1,506.4)	—
Fair Value of Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP12-993 rate case settlement, into the ARO Trust, which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, are classified as available-for-sale and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.
Notes receivable — The disclosed fair value of our notes receivable is determined by an income approach, which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in Trade and other receivables, and the noncurrent portion is reported in Other Assets-Other in the Condensed Consolidated Balance Sheet.
Long-term debt — The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2015 or 2014.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2015 and December 31, 2014, our advances to WPZ totaled approximately $205.2 million and $306.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At March 31, 2015, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $2.5 million and $3.4 million, for the three months ended March 31, 2015 and 2014, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $81.0 million and $75.2 million in the three months ended March 31, 2015 and 2014, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. In the first quarter of 2014, pursuant to construction agreements, we received pre-payments from Williams Field Services Group, LLC of $4.2 million associated with capital projects.
We made equity distributions totaling $123.0 million and $112.0 million during the three months ended March 31, 2015 and 2014, respectively. During April 2015, we made an additional distribution of $110.0 million. Our parent made contributions to us totaling $158.0 million and $54.0 million in the three months ended March 31, 2015 and 2014, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In April 2015, our parent made an additional $154.0 million contribution to us.
7. OTHER
For the three months ended March 31, 2014, we capitalized $1.5 million of project feasibility cost associated with various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2014 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the three months ended March 31, 2015 was $133.8 million compared to $129.7 million for the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 was $128.8 million compared to $111.8 million for the three months ended March 31, 2014. The increase in Operating income of $4.1 million (3.2 percent) was primarily due to higher Natural gas transportation revenues in the first three months of 2015 compared to the same period in 2014, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net income of $17.0 million (15.2 percent) was mostly attributable to the increase in Operating income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues
Operating revenues: Natural gas sales decreased $6.2 million (22.5 percent) for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due to lower cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues
Operating revenues: Natural gas transportation for the three months ended March 31, 2015 increased $22.2 million (7.4 percent) over the same period in 2014. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $13.7 million ($6.7 million from our Leidy Southeast project placed in partial service in March 2015, $5.5 million from our Virginia Southside project placed in partial service in December 2014 and $1.5 million from our Northeast Connector project placed in partial service in December 2014), higher firm transportation market revenues of $3.1 million, higher commodity revenues of $2.6 million and higher firm transportation backhaul revenues of $2.5 million.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $21.4 million for the three months ended March 31, 2015 and $27.6 million for the comparable period in 2014, our operating costs and expenses for the three months ended March 31, 2015 increased approximately $16.4 million (7.9 percent) from the comparable period in 2014. This increase was primarily attributable to:

•
A $10.3 million (137.3 percent) increase in Other expense, net primarily due to a $4.5 million unfavorable variance due to lower deferral to regulatory asset of ARO depreciation primarily related to the 2014 annual ARO assessment, a $3.2 million increase in project development cost reserve partly due to a capitalization of $1.5 million feasibility cost recorded in 2014 and a $3.0 million regulatory expense to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

•
A $7.9 million (13.1 percent) increase in Operation and maintenance costs primarily resulting from a $2.9 million increase in miscellaneous contractual services costs primarily due to higher level of smart pigging activity, a $2.5 increase in license, fees and permits costs primarily due to the timing of the annual pipeline safety user fee assessment and a $1.7 million increase in labor and related costs.

•
Partially offset by a $3.6 million (5.2 percent) decrease in Depreciation and amortization costs primarily due to a decrease in offshore ARO depreciation expense related to the 2014 annual ARO assessment.

Other (Income) and Other Expenses
Other (income) and other expenses for the three months ended March 31, 2015 had a favorable change of $12.9 million (72.1 percent) over the same period in 2014 primarily due to an $11.7 million increase in AFUDC due to increased spending on various expansion projects.

Pipeline Expansion Projects
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. In May 2014, we received approval from the FERC for the project. We plan to place the project into service during the second quarter of 2015, and the capacity of the lateral is expected to be 647 Mdth/d.
Northeast Connector
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. In May 2014, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 65 Mdth/d of additional firm transportation service from Station 195 in Pennsylvania to the Rockaway Delivery Lateral junction. We plan to place the remainder of the project into service during the second quarter of 2015. In total, the project is expected to increase capacity by 100 Mdth/d.
Mobile Bay South III
The Mobile Bay South III Project involves an expansion of the Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. In April 2014, we received approval from the FERC for the project. On April 1, 2015, the project was placed into service, which enabled us to begin providing 225 Mdth/d of additional firm transportation service on the Mobile Bay Lateral.
Virginia Southside
The Virginia Southside Project involves an expansion of our existing mainline natural gas transmission system together with a new lateral to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia, and to both our Cascade Creek interconnection with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. In November 2013, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 250 Mdth/d of additional firm transportation service through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the third quarter of 2015 (the original target in-service date for the project). In total, the project is expected to increase capacity by 270 Mdth/d.
Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 Pooling Point in Choctaw County, Alabama. In December 2014, we received approval from the FERC for the project. On March 1, 2015, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the Station 85 Pooling Point) on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the fourth quarter of 2015, and it is expected to increase capacity by 525 Mdth/d.
Rock Springs
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new, eleven-mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility in Cecil County, Maryland. In March 2015, we received approval from FERC for the project. We plan to place the project into service during the third quarter of 2016, assuming timely receipt of all other necessary regulatory approvals, and it is expected to increase capacity by 192 Mdth/d.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. We filed an application with the FERC in November 2014 for approval of the initial phases of the project. We plan to place the initial phases of the project into service during the second quarter of

2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We filed an application with the FERC in December 2014 for approval of the project. We plan to place the project into service during the first half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. We filed an application with the FERC in March 2015 for approval of the project. We plan to place the project into service in 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as Station 85 in Alabama. We filed an application with the FERC in March 2015 for approval of the project. We plan to place the project into service during the second half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. We filed an application with the FERC in February 2015 for approval of the project. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.

Virginia Southside II
The Virginia Southside II Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey and Zone 5 Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. We filed an application with the FERC in March 2015 for approval of the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.

New York Bay
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to file an application with the FERC in the second quarter of 2015 for approval of the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.

ITEM 4.	Controls and Procedures
Our management, including our Senior Vice President - Atlantic-Gulf and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls)will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President - Atlantic-Gulf and our Vice President and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President - Atlantic-Gulf and our Vice President and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
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

10
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	April 30, 2015	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

3.2
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our Form 10-Q and incorporated herein by reference).

10
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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