Form 10-Q
period 2015-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2015-07-30
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Natural gas sales	$36,327	$18,438	$57,734	$46,006
Natural gas transportation	319,356	283,979	641,916	584,360
Natural gas storage	34,322	34,665	69,467	71,260
Other	916	1,372	1,827	2,490
Total operating revenues	390,921	338,454	770,944	704,116

Operating Costs and Expenses:
Cost of natural gas sales	36,327	18,438	57,734	46,006
Cost of natural gas transportation	6,068	6,751	18,963	17,954
Operation and maintenance	63,225	63,905	131,508	124,338
Administrative and general	44,728	44,597	91,687	91,731
Depreciation and amortization	67,387	67,702	133,692	137,611
Taxes — other than income taxes	11,953	11,363	24,494	23,645
Other expense, net	14,171	5,955	31,986	13,406
Total operating costs and expenses	243,859	218,711	490,064	454,691

Operating Income	147,062	119,743	280,880	249,425

Other (Income) and Other Expenses:
Interest expense	20,656	21,197	41,463	43,156
Allowance for equity and borrowed funds used during construction (AFUDC)	(15,597)	(4,391)	(30,249)	(7,373)
Equity in earnings of unconsolidated affiliates	(1,234)	(1,380)	(2,753)	(2,857)
Miscellaneous other (income) expenses, net	440	(1,172)	804	(770)
Total other (income) and other expenses	4,265	14,254	9,265	32,156

Net Income	142,797	105,489	271,615	217,269

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $83 and $86 for the three months ended and $167 and $170 for the six months ended June 30, 2015 and June 30, 2014, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	50	(41)	(3)	(3)

Comprehensive Income	$142,847	$105,448	$271,612	$217,266

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$—	$173
Receivables:
Affiliates	431	654
Advances to affiliate	187,980	306,910
Trade and other	149,689	130,735
Transportation and exchange gas receivables	9,578	3,485
Inventories	58,985	66,699
Regulatory assets	103,255	77,810
Other	19,691	14,683
Total current assets	529,609	601,149

Investments, at cost plus equity in undistributed earnings	46,562	47,050

Property, Plant and Equipment:
Natural gas transmission plant	10,275,813	9,645,382
Less-Accumulated depreciation and amortization	3,365,599	3,257,844
Total property, plant and equipment, net	6,910,214	6,387,538

Other Assets:
Regulatory assets	222,983	239,080
Other	80,830	75,066
Total other assets	303,813	314,146

Total assets	$7,790,198	$7,349,883

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$46,413	$37,688
Trade and other	291,300	268,740
Transportation and exchange gas payables	3,832	4,701
Accrued liabilities	97,495	104,105
Long-term debt due within one year	200,000	—
Total current liabilities	639,040	415,234

Long-Term Debt	1,228,568	1,428,495

Other Long-Term Liabilities:
Asset retirement obligations	276,957	280,031
Regulatory liabilities	354,219	326,083
Other	76,490	35,728
Total other long-term liabilities	707,666	641,842

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	2,836,499	2,524,499
Retained earnings	2,378,543	2,339,928
Accumulated other comprehensive loss	(118)	(115)
Total owner’s equity	5,214,924	4,864,312

Total liabilities and owner’s equity	$7,790,198	$7,349,883

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$271,615	$217,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	133,692	137,153
Allowance for equity funds used during construction (equity AFUDC)	(23,123)	(5,469)
Changes in operating assets and liabilities:
Receivables — affiliates	223	1,808
— trade and other	(18,954)	37,509
Transportation and exchange gas receivable	(6,093)	2,506
Inventories	7,714	(26,632)
Payables — affiliates	8,725	15,596
— trade	9,319	(103,555)
Accrued liabilities	(9,048)	(10,567)
Reserve for rate refunds	—	20,075
Asset retirement obligation removal costs	(972)	(7,555)
Other, net	13,482	(4,602)
Net cash provided by operating activities	386,580	273,536

Cash flows from financing activities:
Cash distributions to parent	(233,000)	(235,000)
Cash contributions from parent	312,000	94,000
Other, net	13,539	6,830
Net cash provided by (used in) financing activities	92,539	(134,170)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(633,476)	(219,971)
Contributions and advances for construction costs	32,600	23,801
Disposal of property, plant and equipment, net	620	2,958
Advances to affiliate, net	118,930	59,578
Return of capital from unconsolidated affiliates	902	469
Purchase of ARO Trust investments	(42,022)	(35,012)
Proceeds from sale of ARO Trust investments	27,075	27,411
Proceeds from insurance	14,804	—
Other, net	1,275	1,414
Net cash used in investing activities	(479,292)	(139,352)

Increase (decrease) in cash	(173)	14
Cash at beginning of period	173	113
Cash at end of period	$—	$127

* Increase to property, plant and equipment, net of equity AFUDC	$(630,346)	$(253,298)
Changes in related accounts payable and accrued liabilities	(3,130)	33,327
Property, plant and equipment additions, net of equity AFUDC	$(633,476)	$(219,971)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. At June 30, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2015 and December 31, 2014 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $3.2 million and $4.4 million in the six months ended June 30, 2015 and June 30, 2014, respectively. Included in the distributions are $0.9 million and $0.5 million return of capital in 2015 and 2014, respectively.
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
Accounting Standards Issued But Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard.
In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods and requires retrospective presentation. We are evaluating the impact of the new standard.

In February 2015, the FASB issued ASU 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-2). ASU 2015-2 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We are currently evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. Parties to the proceeding filed initial and reply briefs on February 6, 2015 and March 6, 2015, respectively. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $17 million at June 30, 2015.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to four years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2015, we had a balance of approximately $1.8 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.0 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At June 30, 2015, we had a balance of approximately $1.1 million of uncollected environmental related regulatory assets recorded in current assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $1.7 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we along with WPZ and Northwest Pipeline LLC (Northwest), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the $3.5 billion credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Northwest. At June 30, 2015, no letters of credit have been issued and no loans are outstanding under our credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2015, WPZ had approximately $1.7 billion of commercial paper outstanding.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2015 is associated with the $200 million of 6.4 percent notes that mature on April 15, 2016.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	June 30, 2015		December 31, 2014
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$5.0	$5.0	$2.1	$2.1
U.S. Equity Funds	18.0	22.2	15.0	19.0
International Equity Funds	11.7	12.2	8.0	8.2
Municipal Bond Funds	23.0	23.2	17.7	18.2
Total	$57.7	$62.6	$42.8	$47.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$62.6	$62.6	$62.6	$—	$—

Additional disclosures:
Notes receivable	2.5	2.5	—	2.5	—
Long-term debt	(1,428.6)	(1,546.7)	—	(1,546.7)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$47.5	$47.5	$47.5	$—	$—

Additional disclosures:
Notes receivable	3.8	3.8	—	3.8	—
Long-term debt	(1,428.5)	(1,506.4)	—	(1,506.4)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2015 or 2014.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2015 and December 31, 2014, our advances to WPZ totaled approximately $188.0 million and $306.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2015, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $0.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2014, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.7 million and $4.2 million for the three and six months ended June 30, 2015, respectively and $3.4 million and $6.8 million for the three and six months ended June 30, 2014, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $81.6 million and $162.6 million in the three and six months ended June 30, 2015, respectively, and $74.5 million and $149.7 million in the three and six months ended June 30, 2014, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.5 million and $2.7 million for the three and six months ended June 30, 2015, respectively, and $1.9 million and $3.2 million for the three and six months ended June 30, 2014, respectively. In the first quarter of 2014, pursuant to construction agreements, we received pre-payments from Williams Field Services Group, LLC of $4.2 million associated with capital projects.
We made equity distributions totaling $233.0 million and $235.0 million during the six months ended June 30, 2015 and 2014, respectively. During July 2015, we made an additional distribution of $141.0 million. Our parent made contributions to us totaling $312.0 million and $94.0 million in the six months ended June 30, 2015 and 2014, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In July 2015, our parent made an additional $179.0 million contribution to us.
7. OTHER
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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the six months ended June 30, 2015 was $280.9 million compared to $249.4 million for the six months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $271.6 million compared to $217.3 million for the six months ended June 30, 2014. The increase in Operating income of $31.5 million (12.6 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2015 compared to the same period in 2014, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net income of $54.3 million (25.0 percent) was mostly attributable to the increase in Operating income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues
Operating revenues: Natural gas sales increased $11.7 million (25.4 percent) for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due to higher cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues
Operating revenues: Natural gas transportation for the six months ended June 30, 2015 increased $57.5 million (9.8 percent) over the same period in 2014. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $55.6 million (primarily due to $26.4 million from our Leidy Southeast project placed in partial service in March 2015, $11.0 million from our Virginia Southside project placed in partial service in December 2014 and $10.5 million from our Rockaway project placed in service in May 2015).
Storage Revenues
Operating revenues: Natural gas storage for the six months ended June 30, 2015 decreased $1.8 million (2.5 percent) over the same period in 2014. The decrease was primarily due to lower rates in 2015 compared to 2014.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $57.7 million for the six months ended June 30, 2015 and $46.0 million for the comparable period in 2014, our operating costs and expenses for the six months ended June 30, 2015 increased approximately $23.6 million (5.8 percent) from the comparable period in 2014. This increase was primarily attributable to:

•
An $18.6 million (138.8 percent) increase in Other expense, net primarily due to a $6.9 million unfavorable change in the deferral of ARO-related depreciation to a regulatory asset, a $5.9 million increase in project development costs partly due to the capitalization of $3.5 million feasibility costs recorded in 2014, and $4.0 million of expense to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

•
A $7.2 million (5.8 percent) increase in Operation and maintenance costs primarily due to a $4.7 million increase in labor and related costs and a $1.7 million increase in miscellaneous contractual services costs primarily due to general maintenance and safety review.

•	Partially offset by a $3.9 million (2.8 percent) decrease in Depreciation and amortization costs primarily due to a decrease in offshore ARO-related depreciation expense.
Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2015 had a favorable change of $22.9 million (71.1 percent) over the same period in 2014 primarily due to a $22.8 million increase in AFUDC due to increased spending on various expansion projects.

Pipeline Expansion Projects
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. In May 2014, we received approval from the FERC for the project. We placed the project into service during the second quarter of 2015, which enabled us to begin providing 647 Mdth/d of firm delivery service to National Grid through the Rockaway Delivery Lateral.
Northeast Connector
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. In May 2014, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 65 Mdth/d of additional firm transportation service from Station 195 in Pennsylvania to the Rockaway Delivery Lateral junction. We placed the remainder of the project into service during the second quarter of 2015. In total, the project increased capacity by 100 Mdth/d.
Mobile Bay South III
The Mobile Bay South III Project involves an expansion of the Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. In April 2014, we received approval from the FERC for the project. On April 1, 2015, the project was placed into service, which enabled us to begin providing 225 Mdth/d of additional firm transportation service through the Mobile Bay Lateral.
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
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. We filed an application with the FERC in November 2014 for approval of the initial phases of the project. We plan to place the initial phases of the project into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
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
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. We filed an application with the FERC in February 2015 for approval of the project. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion of the project into service during the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.

Virginia Southside II
The Virginia Southside II Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey and the Zone 5 Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. We filed an application with the FERC in March 2015 for approval of the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.

New York Bay
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We filed an application with the FERC in July 2015 for approval of the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	July 30, 2015	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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