Form 10-Q
period 2015-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2015-10-29
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Natural gas sales	$44,020	$33,454	$101,754	$79,460
Natural gas transportation	334,464	283,404	976,380	867,764
Natural gas storage	34,350	34,557	103,817	105,817
Other	1,734	1,384	3,561	3,874
Total operating revenues	414,568	352,799	1,185,512	1,056,915

Operating Costs and Expenses:
Cost of natural gas sales	44,020	33,454	101,754	79,460
Cost of natural gas transportation	4,301	5,145	23,264	23,099
Operation and maintenance	70,959	68,457	202,467	192,795
Administrative and general	42,217	42,284	133,904	134,015
Depreciation and amortization	69,557	67,532	203,249	205,143
Taxes — other than income taxes	12,495	11,591	36,989	35,236
Other expense, net	13,931	12,018	45,917	25,424
Total operating costs and expenses	257,480	240,481	747,544	695,172

Operating Income	157,088	112,318	437,968	361,743

Other (Income) and Other Expenses:
Interest expense	20,675	20,954	62,138	64,110
Allowance for equity and borrowed funds used during construction (AFUDC)	(16,476)	(7,050)	(46,725)	(14,423)
Equity in earnings of unconsolidated affiliates	(1,425)	(1,472)	(4,178)	(4,329)
Miscellaneous other (income) expenses, net	(1,193)	(2,856)	(389)	(3,626)
Total other (income) and other expenses	1,581	9,576	10,846	41,732

Net Income	155,507	102,742	427,122	320,011

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $79 and $87 for the three months ended and $246 and $257 for the nine months ended September 30, 2015 and September 30, 2014, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	(167)	159	(170)	156

Comprehensive Income	$155,340	$102,901	$426,952	$320,167

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$—	$173
Receivables:
Affiliates	731	654
Advances to affiliate	124,364	306,910
Trade and other, less allowance of $13 ($0 in 2014)	143,099	130,735
Transportation and exchange gas receivables	1,528	3,485
Inventories	60,451	66,699
Regulatory assets	79,109	77,810
Other	18,470	14,683
Total current assets	427,752	601,149

Investments, at cost plus equity in undistributed earnings	45,702	47,050

Property, Plant and Equipment:
Natural gas transmission plant	10,614,301	9,645,382
Less-Accumulated depreciation and amortization	3,421,400	3,257,844
Total property, plant and equipment, net	7,192,901	6,387,538

Other Assets:
Regulatory assets	260,602	239,080
Other	79,922	75,066
Total other assets	340,524	314,146

Total assets	$8,006,879	$7,349,883

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$27,130	$37,688
Trade and other	276,313	268,740
Transportation and exchange gas payables	3,389	4,701
Accrued liabilities	108,482	104,105
Long-term debt due within one year	200,000	—
Total current liabilities	615,314	415,234

Long-Term Debt	1,228,605	1,428,495

Other Long-Term Liabilities:
Asset retirement obligations	292,658	280,031
Regulatory liabilities	365,591	326,083
Other	96,447	35,728
Total other long-term liabilities	754,696	641,842

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,015,499	2,524,499
Retained earnings	2,393,050	2,339,928
Accumulated other comprehensive loss	(285)	(115)
Total owner’s equity	5,408,264	4,864,312

Total liabilities and owner’s equity	$8,006,879	$7,349,883

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$427,122	$320,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	203,249	204,449
Allowance for equity funds used during construction (equity AFUDC)	(35,829)	(10,748)
Changes in operating assets and liabilities:
Receivables — affiliates	(77)	(278)
— trade and other	(12,364)	28,402
Transportation and exchange gas receivable	1,957	3,853
Inventories	6,248	(25,186)
Payables — affiliates	(10,558)	(547)
— trade	(1,689)	19,858
Accrued liabilities	(2,938)	(8,483)
Reserve for rate refunds	—	(98,217)
Asset retirement obligation removal costs	(2,530)	(10,307)
Other, net	23,166	9,511
Net cash provided by operating activities	595,757	432,318

Cash flows from financing activities:
Cash distributions to parent	(374,000)	(318,000)
Cash contributions from parent	491,000	164,000
Other, net	(1,842)	8,108
Net cash provided by (used in) financing activities	115,158	(145,892)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(953,383)	(432,167)
Contributions and advances for construction costs	63,132	39,185
Disposal of property, plant and equipment, net	(3,683)	(2,939)
Advances to affiliate, net	182,546	114,155
Return of capital from unconsolidated affiliates	1,331	1,381
Purchase of ARO Trust investments	(52,409)	(37,521)
Proceeds from sale of ARO Trust investments	33,778	29,589
Proceeds from insurance	16,040	—
Other, net	1,560	1,887
Net cash used in investing activities	(711,088)	(286,430)

Increase (decrease) in cash	(173)	(4)
Cash at beginning of period	173	113
Cash at end of period	$—	$109

* Increase to property, plant and equipment, net of equity AFUDC	$(959,894)	$(474,716)
Changes in related accounts payable and accrued liabilities	6,511	42,549
Property, plant and equipment additions, net of equity AFUDC	$(953,383)	$(432,167)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At September 30, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2015 and December 31, 2014 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $5.4 million and $6.7 million in the nine months ended September 30, 2015 and September 30, 2014, respectively. Included in the distributions are $1.3 million and $1.4 million return of capital in 2015 and 2014, respectively.
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

Accounting Standards Issued But Not Yet Adopted
In September 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 requires an entity to: recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard to have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). In ASU 2015-15 the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The new standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation, concurrent with ASU 2015-03. We do not expect the new standard will have a significant impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. Adoption of this standard would result in the presentation of $9.1 million and $9.8 million of debt issuance costs as of September 30, 2015 and December 31, 2014, respectively, as a direct reduction from debt in our consolidated balance sheet. The standard will have no impact on our consolidated statements of comprehensive income and cash flow.
In February 2015, the FASB issued ASU 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, with either retrospective or modified retrospective presentation allowed. We are evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. Parties to the proceeding filed initial and reply briefs on February 6, 2015 and March 6, 2015, respectively. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $17.5 million at September 30, 2015.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to four years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2015, we had a balance of approximately $1.2 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($0.4 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Condensed Consolidated Balance Sheet.
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
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several of our facilities are located in 2008 ozone non-attainment areas. To date, no federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to recently proposed state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some facilities may be subject to increased controls within five years. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the proposed regulations.
In December 2014, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels and subsequently finalized a rule on October 1, 2015. We are monitoring the rule's implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At September 30, 2015, we had a balance of approximately $0.8 million of uncollected environmental related regulatory assets recorded in current assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $1.7 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we along with WPZ and Northwest Pipeline LLC (Northwest), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the $3.5 billion credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Northwest. At September 30, 2015, no letters of credit have been issued and $500 million of loans are outstanding under the credit facility.

WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2015, WPZ had $1.53 billion of commercial paper outstanding.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2015 is associated with the $200 million of 6.4 percent notes that mature on April 15, 2016.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	September 30, 2015		December 31, 2014
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$6.7	$6.7	$2.1	$2.1
U.S. Equity Funds	18.0	20.5	15.0	19.0
International Equity Funds	13.3	12.1	8.0	8.2
Municipal Bond Funds	23.4	23.8	17.7	18.2
Total	$61.4	$63.1	$42.8	$47.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$63.1	$63.1	$63.1	$—	$—

Additional disclosures:
Notes receivable	1.9	1.9	—	1.9	—
Long-term debt, including current portion	(1,428.6)	(1,311.7)	—	(1,311.7)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$47.5	$47.5	$47.5	$—	$—

Additional disclosures:
Notes receivable	3.8	3.8	—	3.8	—
Long-term debt	(1,428.5)	(1,506.4)	—	(1,506.4)	—
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
Notes receivable — The disclosed fair value of our notes receivable is determined by an income approach, which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The balance in notes receivable is reported in Trade and other receivables in the Condensed Consolidated Balance Sheet.
Long-term debt — The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2015 or 2014.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2015 and December 31, 2014, our advances to WPZ totaled approximately $124.4 million and $306.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2015, the interest rate was 0.01 percent.

Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, and $3.5 million and $6.3 million for the three and nine months ended September 30, 2014, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.7 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, and $1.3 million and $8.1 million for the three and nine months ended September 30, 2014, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $80.0 million and $242.6 million in the three and nine months ended September 30, 2015, respectively, and $73.9 million and $223.6 million in the three and nine months ended September 30, 2014, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.5 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2014, respectively. In the first quarter of 2014, pursuant to construction agreements, we received pre-payments from Williams Field Services Group, LLC of $4.2 million associated with capital projects.
We made equity distributions totaling $374.0 million and $318.0 million during the nine months ended September 30, 2015 and 2014, respectively. During October 2015, we made an additional distribution of $162.0 million. Our parent made contributions to us totaling $491.0 million and $164.0 million in the nine months ended September 30, 2015 and 2014, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In October 2015, our parent made an additional $161.0 million contribution to us.
7. OTHER
For the nine months ended September 30, 2014, we capitalized $3.5 million of project feasibility cost associated with various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.

8. SUBSEQUENT EVENTS
On October 8, 2015, an explosion and fire occurred at our Compressor Station No. 62 in Gibson, Louisiana. At the time of the incident, planned facility maintenance was being performed at the station and the facility was not operational. The incident was related to maintenance work being performed on the slug catcher at the station. Four contractors were fatally injured as a result of the incident; no employees of Williams or its affiliates who provide services to us were injured. We are cooperating with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the EPA (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration, and we are investigating to determine the cause of the incident. We have not received any formal enforcement actions from the agencies involved, but the agencies could issue penalties pertaining to final determinations. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Both on-site and off-site air monitoring was conducted from shortly after the incident until approximately one week following the incident. The incident did not cause any rupture of the gas pipeline or any damage to the building containing the compressor engines. In anticipation of the planned maintenance, our Southeast Louisiana Lateral was taken out of service on October 4, which affected approximately 200 MMcf/d of natural gas production. The lateral currently remains out of service while we assess the condition of facilities potentially impacted by the incident. Due to the ongoing investigation into the cause of the incident, and the limited information available associated with any potential agency actions, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.

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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the nine months ended September 30, 2015 was $438.0 million compared to $361.7 million for the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $427.1 million compared to $320.0 million for the nine months ended September 30, 2014. The increase in Operating income of $76.3 million (21.1 percent) was primarily due to higher Natural gas transportation revenues in the first nine months of 2015 compared to the same period in 2014, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net income of $107.1 million (33.5 percent) was mostly attributable to the increase in Operating income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Sales Revenues
Operating revenues: Natural gas sales increased $22.3 million (28.1 percent) for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due to higher cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Transportation Revenues
Operating revenues: Natural gas transportation for the nine months ended September 30, 2015 increased $108.6 million (12.5 percent) over the same period in 2014. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $110.2 million (primarily due to $46.2 million from our Leidy Southeast project placed in partial service in March 2015, $31.0 million from our Rockaway project placed in service in May 2015 and $18.6 million from our Virginia Southside project placed in partial service in December 2014 and fully placed in service in September 2015).
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $101.8 million for the nine months ended September 30, 2015 and $79.5 million for the comparable period in 2014, our operating costs and expenses for the nine months ended September 30, 2015 increased approximately $30.1 million (4.9 percent) from the comparable period in 2014. This increase was primarily attributable to:

•
A $20.5 million (80.7 percent) increase in Other expense, net primarily due to a $8.4 million unfavorable change in the deferral of ARO-related depreciation to a regulatory asset, a $4.8 million increase in project development costs partly due to the capitalization of $3.5 million feasibility costs recorded in 2014, and $6.0 million of expense to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

•
A $9.7 million (5.0 percent) increase in Operation and maintenance costs primarily due to a $6.7 million increase in labor and related costs and a $3.4 million increase in miscellaneous contractual services costs primarily due to general maintenance and safety review.

Other (Income) and Other Expenses
Other (income) and other expenses for the nine months ended September 30, 2015 had a favorable change of $30.9 million (74.1 percent) over the same period in 2014 primarily due to a $32.3 million increase in AFUDC due to increased spending on various expansion projects.
Pipeline Expansion Projects
Rockaway Delivery Lateral
The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to National Grid’s distribution system in New York. In May 2014, we received approval from the FERC for the project. We placed the project into service during the second quarter of 2015, which enabled us to begin providing 647 Mdth/d of firm service to National Grid through the Rockaway Delivery Lateral.
Northeast Connector
The Northeast Connector Project involves an expansion of our existing natural gas transmission system from southeastern Pennsylvania to the Rockaway Delivery Lateral. In May 2014, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 65 Mdth/d of additional firm transportation service from Station 195 in Pennsylvania to the Rockaway Delivery Lateral junction. We placed the remainder of the project into service during the second quarter of 2015. In total, the project increased capacity by 100 Mdth/d.
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
Virginia Southside
The Virginia Southside Project involves an expansion of our existing mainline natural gas transmission system together with a new lateral to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s power station under construction in Brunswick County, Virginia, and to both our Cascade Creek interconnection with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. In November 2013, we received approval from the FERC for the project. On December 1, 2014, we placed a portion of the project into service, which enabled us to begin providing 250 Mdth/d of additional firm transportation service through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We placed the remainder of the project into service during the third quarter of 2015. In total, the project increased capacity by 270 Mdth/d.
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

Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We filed an application with the FERC in December 2014 for approval of the project. We plan to place the project into service during the first quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
The information called for by this item is provided in Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	October 29, 2015	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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