Form 10-K
period 2015-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2016-02-24
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At December 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger (ETC Exchange). WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
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
At December 31, 2015, our system had a mainline delivery capacity of approximately 6.4 MMdth of gas per day from production areas to our primary markets including delivery capacity from the mainline to locations on our Mobile Bay Lateral. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 5.1 MMdth of gas per day for a system-wide delivery capacity total of approximately 11.5 MMdth of gas per day. The system is comprised of approximately 9,700 miles of mainline and branch transmission pipelines, 45 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.8 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2015, our customers had stored in our facilities approximately 161 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our two largest customers in 2015 were National Grid and Public Service Enterprise Group, which accounted for approximately 8.1 percent and 6.9 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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
PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2015 or are significant future pipeline projects for which we have customer commitments. In 2016, we expect to invest capital of approximately $1.1 billion in pipeline expansion projects.
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

Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 Pooling Point in Choctaw County, Alabama. In December 2014, we received approval from the FERC for the project. On March 1, 2015, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the Station 85 Pooling Point in Alabama) on an interim basis, until the in-service date of the project as a whole. We placed 130 Mdth/d of full project capacity into service on December 1, 2015 and increased that amount to 290 Mdth/d on December 30, 2015. We placed the remainder of the project into service during January 2016. In total, the project increased capacity by 525 Mdth/d.
Rock Springs
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new, eleven-mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility in Cecil County, Maryland. In March 2015, we received approval from FERC for the project. We plan to place the project into service during the third quarter of 2016. The project is expected to increase capacity by 192 Mdth/d.
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. In October 2015, we received approval from the FERC for the project. We plan to place the project into service during the first quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. In February 2016, the FERC issued a certificate order for the initial phases of the project. We may seek rehearing of certain aspects of the FERC order. We plan to place the initial phases of the project into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
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
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in phases. We intend to file an application with the FERC in the third quarter of 2016. We plan to place the initial phase of the project into service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.

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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. Parties to the proceeding filed initial and reply briefs on February 6, 2015 and March 6, 2015, respectively. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $17.8 million at December 31, 2015.
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
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires USDOT to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. USDOT is considering these and other provisions in currently pending rulemaking proceedings.
Pipeline Integrity Regulations We have developed an Integrity Management Plan in compliance with the USDOT Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2016 associated with this program will be approximately $30 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The reports, filings, and other public announcements of Transcontinental Gas Pipe Line Company, LLC may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The status, expected timing and expected outcome of the proposed ETC Merger;

•	Events which may occur subsequent to the proposed ETC Merger including events which directly impact our business;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	The timing and likelihood of completion of the proposed ETC Merger, including the satisfaction of conditions to the completion of the proposed ETC Merger;

•	Energy Transfer's plans for us, following the completion of the proposed ETC Merger;

•	Disruption from the proposed ETC Merger making it more difficult to maintain business and operational relationships;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and execute investment opportunities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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
RISK FACTORS
You should carefully consider the following risk factors in addition to the other information in this report. If any of the risks discussed below occur, our business, prospects, financial condition, results of operations, cash flows and, in some cases our reputation, could be materially adversely affected. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.
Throughout these risk factors reference is made to Williams and the potential impact Williams may have on our business, financial condition and operating results. As noted above, Williams has entered into the Energy Transfer Merger Agreement with Energy Transfer and certain of its affiliates. Should the ETC Merger and the ETC Exchange each be consummated, references throughout these risk factors to Williams would instead refer to Energy Transfer or ETC, as applicable.
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

•
the ability to understand our customers’ expectations, efficiently and reliably deliver high quality services and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

Competitive pressures could lead to decreases in the volume of natural gas contracted for or transported through our pipeline system.
The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility, and reliability. Although most of our pipeline system’s current capacity is fully contracted, the FERC has taken certain actions to strengthen market forces in the interstate natural gas pipeline industry that have led to increased competition throughout the industry. Similarly, a highly liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. As a result, we could experience some “turnback” of firm capacity as the primary terms of existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we or our remaining customers may have to bear the costs associated with the turned back capacity.
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
Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment and the security of chemical and industrial facilities. Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations.
Failure to comply with laws, regulations and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations and delays in granting permits.
Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil and wastes on, under or from our properties and facilities. Private parties, including the owners of properties through which our pipeline system passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2015, our largest customer was National Grid, which accounted for approximately 8.1 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or are required to make pre-payments or provide security to satisfy credit concerns. However, our credit procedures and policies will not completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. The current low commodity price environment has, in particular, negatively impacted natural gas producers causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which cold have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
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
Williams currently maintains excess liability insurance with limits of $820 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations.
Although we maintain property insurance on certain physical assets that we own, lease, or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self- insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Offshore assets are covered for property damage when loss is due to a named windstorm event and coverage for loss caused by a named windstorm is significantly sub-limited and subject to a large deductible. All of our insurance is subject to deductibles.
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

•	acquisitions and capital projects may require substantial new capital, either by the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
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
The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.
The proposed ETC Merger between Energy Transfer and Williams may create a significant distraction for the management team and board of directors of Williams and require Williams to expend significant time and resources. As certain members of Williams’ management team also serve on our management team we may encounter the same management distraction and constraints. In connection with the proposed ETC Merger some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the proposed ETC Merger is completed. Similarly, current and prospective employees of Williams and its affiliates that provide services to us may experience uncertainty about their future roles following the proposed ETC Merger, which may materially adversely affect Williams’ ability to attract and retain such key personnel during the pendency of the proposed ETC Merger. If Energy Transfer and Williams fail to complete the proposed ETC Merger, it may be difficult and expensive for Williams to recruit and hire replacements for departed employees. The proposed ETC Merger, its effects and related matters may also distract the Williams employees that provide services to us from day-to-day operations and require substantial commitments of time and resources. Moreover, the proposed ETC Merger may disrupt our business by causing uncertainty among our suppliers, customers and investors. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the proposed ETC Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business. Such risks relating to vendors, customers, employees and those risks arising from operating covenants in the Merger Agreement will also apply to varying degrees our affiliates thereby have a corresponding impact on us.
Risks Related to Strategy and Financing
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2015, was $1,419.6 million.

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
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. Both Williams and WPZ have recently been downgraded. If Williams or WPZ were to experience a further deterioration in its respective credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any further downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital and our costs of doing business.
Our credit ratings have recently been downgraded. Any further downgrade of our credit ratings might increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings. Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
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
Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology
Institutional knowledge residing with current Williams' employees nearing retirement eligibility or, with former Williams' employees might not be adequately preserved.
We expect that a significant percentage of Williams' employees will become eligible for retirement over the next several years. In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or their service is no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
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

Risks Related to Weather, Other Natural Phenomena and Business Disruption
Our assets and operations, as well as our customers’ assets and operations, can be affected by weather and other natural phenomena.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At December 31, 2015, we are owned indirectly by Williams Partners L.P., and Williams holds an approximate 60 percent interest in Williams Partners, L.P., comprised of an approximate 58 percent limited partner interest and all of Williams Partners L.P.’s 2 percent general partner interest.
Distributions totaling $536 million were declared and paid by us to our parent during the year ended December 31, 2015. An additional distribution of $175 million was declared and paid by us to our parent in January 2016. Distributions totaling $411 million were declared and paid by us to our parent during the year ended December 31, 2014.
In the year ended December 31, 2015, our parent made contributions totaling $652 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2016, our parent made an additional $112 million contribution to us. In the year ended December 31, 2014, our parent made contributions to us totaling $267 million.
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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $343.3 million at December 31, 2015. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $385.9 million at December 31, 2015. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Consolidated Financial Statements.
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
In December 2010 we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Due to the leak at this cavern, damage to the well at an adjacent cavern, and operating problems at two other caverns constructed at about the same time, we determined that the four caverns should be retired, which was completed in 2014. In addition, further studies have indicated the need for capital improvements over the next several years of the remaining three caverns. As a result, we performed an assessment of our Eminence storage field for impairment as of December 31, 2015. The carrying value at that date was $86 million. These events have not affected the performance of our obligations under our service agreements with our customers. However, judgments and assumptions are inherent in our estimate of future cash flows used to evaluate Eminence. In our evaluation, our estimate of the undiscounted cash flows of Eminence exceeded its carrying value, and thus no impairment loss was recognized in 2015. If our estimates of revenues were to significantly decrease, it could result in an impairment of this asset.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2015 and 2014. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
2015 COMPARED TO 2014
Operating Income and Net Income Operating Income for 2015 was $587.2 million compared to $472.8 million for 2014. Net Income for 2015 was $575.5 million compared to $422.9 million for 2014. The increase in Operating Income of $114.4 million (24.2 percent) was primarily due to higher Natural gas transportation revenues, partly offset by an increase in Operating Costs and Expenses in 2015 compared to 2014, as discussed below. The increase in Net Income of $152.6 million (36.1 percent) was mostly attributable to the increase in Operating Income, and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
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

Operating Revenues Natural gas sales increased $4.4 million (3.6 percent) to $125.8 million for 2015 when compared to 2014. The increase was due to higher cash-out sales. Cash-out sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Operating Revenues Natural gas transportation for 2015 was $1,318.7 million compared to $1,166.2 million for 2014. The $152.5 million (13.1 percent) increase was primarily due to higher transportation reservation revenues related to new incremental projects of $165.9 million, (primarily due to $65.6 million from our Leidy Southeast project placed in partial service in March 2015, $51.6 million from our Rockaway project placed in service in May 2015 and $28.3 million from our Virginia Southside project placed into partial service in December 2014 and fully placed in service in September 2015), higher transportation revenue of $3.5 million related to re-marketing of previously turned back capacity on Mobile Bay, partially offset by $10.0 million lower commodity revenues, $3.4 million lower FT backhaul revenues and $2.5 million lower revenues which recover electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Operating Revenues Natural gas storage for 2015 was $138.0 million compared to $140.3 million for 2014. The $2.3 million (1.6 percent) decrease was primarily due to lower commodity revenues in 2015.
Operating Revenues Other for 2015 was $10.1 million compared to $5.2 million for 2014. The $4.9 million (94.2 percent) increase was primarily due to higher Park and Loan volumes in 2015.
Operating Costs and Expenses Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $40.7 million (4.9 percent) from the comparable period in 2014. This increase was primarily attributable to:

•
A $16.8 million (6.2 percent) increase in Operation and maintenance costs primarily resulting from a $13.1 million increase in miscellaneous contractual services costs primarily due to general maintenance, hydrostatic and other testing on our pipeline and an $8.2 million increase resulting from higher employee labor and related benefit costs, partly offset by a $4.4 million decrease in other materials and supplies primarily due to higher general repairs and maintenance in 2014;

•	A $7.7 million (2.8 percent) increase in Depreciation and amortization costs primarily due to additional assets placed into service in 2015;

•	A $5.1 million (11.5 percent) increase in Taxes - other than income taxes primarily due to additional assets placed into service in 2015;

•
A $20.6 million (55.4 percent) increase in Other expense, net primarily due to an $8.0 million of expense to establish a regulatory liability associated with rate collections in excess of our pension funding obligation, a $6.2 million increase in reserve for litigations due to the absence of favorable adjustments recorded in 2014 for certain litigation and regulatory matters which have been settled, a $4.6 million increase in project development costs partly due to the capitalization in 2014 of $3.5 million of feasibility costs, and a $3.6 million unfavorable change in the deferral of ARO-related depreciation to a regulatory asset;

•
Partially offset by a $5.1 million (16.1 percent) decrease in Cost of natural gas transportation primarily resulting from a $2.7 million lower fuel costs and a $2.5 million lower electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.; and

•
A $4.3 million (2.3 percent) decrease in Administrative and general costs primarily resulting from a $12.9 million lower allocated corporate expenses, partly offset by a $6.6 million increase in labor and related costs.

Other (Income) and Other Deductions Other (income) and other expenses in 2015 had a favorable change of $38.3 million (76.6 percent) over 2014 primarily due to a $38.1 million increase in Allowance for equity and borrowed funds used during construction (AFUDC) due to increased spending on various expansion projects.

Station 62 Incident
On October 8, 2015, an explosion and fire occurred at our Compressor Station No. 62 in Gibson, Louisiana. At the time of the incident, planned facility maintenance was being performed at the station and the facility was not operational. The incident was related to maintenance work being performed on the slug catcher at the station. Four contractors were fatally injured as a result of the incident.
We are cooperating with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration, and we are investigating to determine the cause of the incident. We have not received any formal enforcement actions from the agencies involved, but the agencies could issue penalties pertaining to final determinations. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Both on-site and off-site air monitoring was conducted from shortly after the incident until approximately one week following the incident.
The incident did not cause any rupture of the gas pipeline or any damage to the building containing the compressor engines. In anticipation of the planned maintenance, our Southeast Louisiana Lateral was taken out of service on October 4, 2015, which affected approximately 200 MMcf/d of natural gas production. The lateral currently remains out of service while we assess the condition of facilities potentially impacted by the incident.
We have been served with a civil lawsuit in connection with the incident, which includes claims for wrongful death and personal injury. However, due to the ongoing investigation into the cause of the incident, our potential defenses to liability and limited information as to the nature and extent of the plaintiffs' damages, and the limited information available associated with any potential agency actions, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
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
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On January 22, 2016, we completed a private placement of $1 billion in aggregate principal amount of 7.85 percent senior unsecured notes due 2026. We intend to use the net proceeds from the offering to repay indebtedness, including our $200 million of 6.4 percent notes due upon their maturity on April 15, 2016, and to fund capital expenditures.
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
We are a participant in WPZ's cash management program, and we make advances to and receive advances from WPZ. At December 31, 2015, our advances to WPZ totaled approximately $64.6 million. These advances are represented by demand notes. The decrease in 2015 of these advances primarily resulted from the use of funds for capital expenditures. In April 2014, we utilized repayment of a portion of these advances in order to pay rate refunds to our customers under the Agreement in Docket No. RP12-993. The net proceeds of the January 2016 financing were advanced to WPZ.
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
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2016 capital expenditures will be approximately $1.3 billion. Of this total, approximately $1.2 billion is considered nondiscretionary due to legal, regulatory, and/or contractual requirements, primarily due to expansion projects.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2015, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2015. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2015	Expected Maturity Date
	2016	2017	2018	2019
	(Dollars in millions)
Long-term debt:
Fixed rate	$200	$—	$250	$—
Interest rate	5.57%	5.53%	5.47%	5.40%

December 31, 2015	Expected Maturity Date
	2020	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$983	$1,433	$1,244
Interest rate	5.40%	5.06%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Management Committee of Transcontinental Gas Pipe Line Company, LLC
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2016

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Operating Revenues:
Natural gas sales	$125,774	$121,397	$113,488
Natural gas transportation	1,318,656	1,166,244	1,094,807
Natural gas storage	137,983	140,344	143,047
Other	10,106	5,152	4,990
Total operating revenues	1,592,519	1,433,137	1,356,332

Operating Costs and Expenses:
Cost of natural gas sales	125,774	121,397	113,488
Cost of natural gas transportation	26,501	31,629	24,936
Operation and maintenance	288,386	271,603	264,631
Administrative and general	179,489	183,760	182,352
Depreciation and amortization	277,850	270,181	265,273
Taxes — other than income taxes	49,567	44,521	43,898
Other expense, net	57,800	37,208	32,606
Total operating costs and expenses	1,005,367	960,299	927,184

Operating Income	587,152	472,838	429,148

Other (Income) and Other Expenses:
Interest expense - affiliate	64	70	190
- other	82,774	84,917	84,000
Interest income - affiliate	(28)	(49)	(45)
- other	(1,933)	(1,782)	(2,068)
Allowance for equity and borrowed funds used during construction (AFUDC)	(63,072)	(25,046)	(18,595)
Equity in earnings of unconsolidated affiliates	(5,593)	(5,783)	(5,678)
Miscellaneous other (income) expenses, net	(517)	(2,373)	(2,682)
Total other (income) and other expenses	11,695	49,954	55,122

Net Income	575,457	422,884	374,026

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $316, $344, and $330 for the years ended December 31, 2015, 2014, and 2013, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	84	143	464

Comprehensive Income	$575,541	$423,027	$374,490
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$—	$173
Receivables:
Trade, less allowance of $13 ($0 in 2014)	134,834	127,141
Affiliates	1,084	654
Advances to affiliate	64,608	306,910
Other	15,422	3,594
Transportation and exchange gas receivables	2,427	3,485
Inventories:
Gas in storage, at original cost	780	715
Gas in storage, LIFO	—	497
Gas available for customer nomination, at average cost	19,838	28,464
Material and supplies, at lower of average cost or market	36,223	37,023
Regulatory assets	79,575	77,810
Other	15,297	14,683
Total current assets	370,088	601,149

Investments, at cost plus equity in undistributed earnings	45,078	47,050

Property, Plant and Equipment:
Natural gas transmission plant	10,863,944	9,645,382
Less-Accumulated depreciation and amortization	3,471,775	3,257,844
Total property, plant and equipment, net	7,392,169	6,387,538

Other Assets:
Regulatory assets	263,730	239,080
Other	73,814	65,263
Total other assets	337,544	304,343

Total assets	$8,144,879	$7,340,080
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2015	2014
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$194,081	$237,873
Affiliates	38,243	37,688
Cash overdrafts	28,969	30,867
Transportation and exchange gas payables	1,355	4,701
Accrued liabilities:
Property and other taxes	12,661	13,723
Interest	19,894	19,894
Regulatory liabilities	3,536	7,054
Customer advances	20,999	9,205
Asset retirement obligations	23,192	16,444
Other	28,948	37,785
Total current liabilities	371,878	415,234

Long-Term Debt	1,419,574	1,418,692

Other Long-Term Liabilities:
Asset retirement obligations	299,834	280,031
Regulatory liabilities	382,325	326,083
Advances for construction costs	97,790	30,456
Transportation prepayments	12,806	—
Other	4,819	5,272
Total other long-term liabilities	797,574	641,842

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,176,499	2,524,499
Retained earnings	2,379,385	2,339,928
Accumulated other comprehensive loss	(31)	(115)
Total owner’s equity	5,555,853	4,864,312

Total liabilities and owner’s equity	$8,144,879	$7,340,080

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Member's Capital:
Balance at beginning of period	$2,524,499	$2,257,499	$1,993,412
Cash contributions from parent	652,000	267,000	264,000
Non-cash contributions from parent	—	—	87
Balance at end of period	3,176,499	2,524,499	2,257,499
Retained Earnings:
Balance at beginning of period	2,339,928	2,328,044	2,204,018
Net income	575,457	422,884	374,026
Cash distributions to parent	(536,000)	(411,000)	(250,000)
Balance at end of period	2,379,385	2,339,928	2,328,044
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(115)	(258)	(722)
Equity interest in unrealized gain (loss) on interest rate hedge	84	143	464
Balance at end of period	(31)	(115)	(258)

Total Owner's Equity	$5,555,853	$4,864,312	$4,585,285

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$575,457	$422,884	$374,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,850	269,395	263,949
Allowance for equity funds used during construction (equity AFUDC)	(48,435)	(18,701)	(13,299)
Changes in operating assets and liabilities:
Receivables — affiliates	(430)	1,947	55
— trade and other	(19,521)	17,437	(21,772)
Transportation and exchange gas receivable	1,058	3,272	(3,881)
Regulatory assets - current	(1,765)	(40,290)	28,536
Regulatory assets - non-current	(24,650)	17,532	21,910
Inventories	9,858	(19,167)	232
Payables — affiliates	2,676	9,420	(3,738)
— trade	(2,077)	32,618	(26,463)
Accrued liabilities	(10,015)	(39,450)	28,322
Asset retirement obligations - non-current	19,022	30,840	13,105
Asset retirement obligation - removal costs	(3,097)	(12,824)	(26,919)
Reserve for rate refunds	—	(98,217)	98,217
Other, net	45,007	7,954	10,731
Net cash provided by operating activities	820,938	584,650	743,011

Cash flows from financing activities:
Cash distributions to parent	(536,000)	(411,000)	(250,000)
Cash contributions from parent	652,000	267,000	264,000
Other, net	—	22,329	(3,034)
Net cash provided by (used in) financing activities	116,000	(121,671)	10,966
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(1,270,860)	$(724,163)	$(557,366)
Contributions and advances for construction costs	85,901	57,817	30,450
Disposal of property, plant and equipment, net	(12,358)	(7,532)	(3,621)
Advances to affiliate, net	242,302	219,470	(214,215)
Return of capital from unconsolidated affiliates	2,015	2,333	1,438
Purchase of ARO Trust investments	(64,087)	(52,038)	(58,242)
Proceeds from sale of ARO Trust investments	43,284	38,691	45,607
Proceeds from insurance	35,132	—	—
Other, net	1,560	2,503	1,900
Net cash used in investing activities	(937,111)	(462,919)	(754,049)

Increase (decrease) in cash	(173)	60	(72)
Cash at beginning of period	173	113	185
Cash at end of period	$—	$173	$113

____________________________
* Increase to property, plant and equipment, net of equity AFUDC	$(1,222,292)	$(807,232)	$(572,956)
Changes in related accounts payable and accrued liabilities	(48,568)	83,069	15,590
Property, plant and equipment additions, net of equity AFUDC	$(1,270,860)	$(724,163)	$(557,366)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$66,489	$77,304	$76,803
Income taxes	1,161	864	116

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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. At December 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
Transco is a single member limited liability company, and as such, single member losses are limited to the amount of its investment.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger (ETC Exchange). WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
Related Party Transaction
A member of Williams' Board of Directors, who was elected in 2013, is also the current chairman, president, and chief executive officer of Public Service Enterprise Group, an energy services company that is a customer of ours. This board member does not have any material interest in any transactions between the energy services company and us and he had no role in any such transactions. (See Note 7.)
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
Basis of Presentation
Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2015, the remaining property, plant and equipment allocation was approximately $0.7 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2015 and December 31, 2014 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $7.6 million, $9.1 million, and $11.5 million in 2015, 2014 and 2013, respectively. Included in the distributions are $2.0 million, $2.3 million and $1.4 million return of capital in 2015, 2014 and 2013, respectively.
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
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. The resulting imbalances are primarily settled through the purchase and sale of gas with our customers under terms provided in our FERC tariff. Revenue is recognized from the sale of gas upon settlement of the transportation and exchange imbalances (See Gas Imbalances in this Note).
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2015, 2014 and 2013 are as follows:

Category of Property	2015-2013

Gathering facilities	1.35% - 2.50%
Storage facilities	2.10% - 2.25%
Onshore transmission facilities	2.61% - 5.00%
Offshore transmission facilities	1.20% - 1.20%
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $14.6 million, $6.3 million and $5.3 million, for 2015, 2014 and 2013, respectively. The allowance for equity funds was $48.4 million, $18.7 million, and $13.3 million, for 2015, 2014 and 2013, respectively.
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2015 and 2014. We utilize the average cost method of accounting for gas imbalances.
Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2015, Gas in Storage, at LIFO, was zero. If Gas in Storage, at LIFO, was valued at current replacement costs, the amount at December 31, 2014 would increase by $0.1 million. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at lower of average cost or market. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2015 and 2014.
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

Accounting Standards Issued But Not Yet Adopted
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is only permitted for certain applications. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We measure inventory at the lower of cost or market; upon adoption, we will measure inventory at the lower of cost and net realizable value. We do not expect the new standard will have a material impact on the value of inventory reported in our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, with either retrospective or modified retrospective presentation allowed. We do not expect the new standard will have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under one of our storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that our proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one of the parties filed an appeal in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On February 21, 2014, the D.C. Circuit issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On October 16, 2014, the FERC issued an order establishing a "paper hearing" and requesting briefs on certain questions raised by the D.C. Circuit's opinion. Parties to the proceeding filed initial and reply briefs on February 6, 2015 and March 6, 2015. We intend to continue to pursue approval of our proposed rate design. If we are unsuccessful, it is reasonably possible that refunds could be as much as $17.8 million at December 31, 2015.

Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to four years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2015, we had a balance of approximately $2.9 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.5 million) in the accompanying Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($0.8 million) and other long-term liabilities ($1.9 million) in the accompanying Consolidated Balance Sheet.
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
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several of our facilities are located in 2008 ozone non-attainment areas. To date, no federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to pending state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some facilities may be subject to increased controls within five years. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the proposed regulations.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. At December 31, 2015, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.4 million) in the accompanying Consolidated Balance Sheet. At December 31, 2014, we had a balance of approximately $1.7 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.5 million) in the accompanying Consolidated Balance Sheet.
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $417 million at December 31, 2015.
3. DEBT, FINANCING ARRANGEMENTS AND LEASES
Long-Term Debt
At December 31, 2015 and 2014, long-term debt issues were outstanding as follows (in thousands):

	2015	2014
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
6.4% due 2016	200,000	200,000
6.05% due 2018	250,000	250,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
Total notes	1,225,000	1,225,000

Total long-term debt issues	1,432,500	1,432,500
Unamortized debt issuance costs	(9,069)	(9,803)
Unamortized debt premium and discount, net	(3,857)	(4,005)

Total long-term debt	$1,419,574	$1,418,692

Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2015, for the next five years, are as follows (in thousands):

2016: 6.4% Notes	$200,000
2018: 6.05% Notes	$250,000
There are no maturities applicable to long-term debt outstanding for the years 2017, 2019, and 2020.
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2015, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Issuance
On January 22, 2016, we issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. We intend to use the net proceeds to repay debt and to fund capital expenditures. Accordingly, the $200 million of 6.4 percent notes due 2016 are classified as non-current in the accompanying Consolidated Balance Sheet.
Credit Facility
On February 2, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one year period to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2015, no letters of credit have been issued and $1.31 billion of loans to WPZ are outstanding under the credit facility. On December 18, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Amendment No. 1 to Second Amended & Restated Credit Agreement modifying the thresholds specified in the covenant related to the maximum ratio of WPZ's consolidated indebtedness to consolidated EBITDA.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.75 to 1.0 for the quarters ending December 31, 2015, March 31, 2016 and June 30, 2016. The ratio must be no greater than 5.5 to 1.0 for the quarters ending September 30, 2016 and December 31, 2016. The ratio must be no greater than 5.0 to 1.0 for the quarter ending March 31, 2017 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the ratio must be no greater than 5.50 to 1.0. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2015, we are in compliance with this financial covenant.
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

WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the WPZ/ACMP merger and to allow a maximum outstanding of $3 billion. At December 31, 2015, WPZ had $499 million in outstanding commercial paper.
Accounting Standards Issued and Adopted
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. Subsequently, in August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). In ASU 2015-15 the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets The standards are effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and require retrospective presentation. Early adoption is permitted. We elected to early adopt these standards for the periods presented. Accordingly, $9.1 million and $9.8 million of debt issuance costs as of December 31, 2015 and 2014, respectively, are now reflected as a direct reduction of debt in our Consolidated Balance Sheet.
Lease Obligations
The future minimum lease payments under our various operating leases are as follows (in thousands):

2016	$13,552
2017	13,485
2018	13,480
2019	11,074
2020	11,093
Thereafter	5,037
Total net minimum obligations	$67,721
Our lease expense was $10.7 million in 2015, $11.1 million in 2014, and $11.4 million in 2013.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	December 31, 2015		December 31, 2014
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$3.2	$3.2	$2.1	$2.1
U.S. Equity Funds	19.2	22.9	15.0	19.0
International Equity Funds	16.1	15.0	8.0	8.2
Municipal Bond Funds	25.1	25.6	17.7	18.2
Total	$63.6	$66.7	$42.8	$47.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$66.7	$66.7	$66.7	$—	$—

Additional disclosures:
Notes receivable	1.1	1.1	—	1.1	—
Long-term debt	(1,419.6)	(1,244.1)	—	(1,244.1)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$47.5	$47.5	$47.5	$—	$—

Additional disclosures:
Notes receivable	3.8	3.8	—	3.8	—
Long-term debt	(1,418.7)	(1,506.4)	—	(1,506.4)	—

Fair Value of Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments - We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP12-993 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, are classified as available-for-sale and are reported in Other Assets-Other in the Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 4 for more information regarding the ARO Trust.
Notes receivable - The disclosed fair value of our notes receivable is determined by an income approach, which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The balance in notes receivables is reported in Trade and other receivables in the Consolidated Balance Sheet.
Long-term debt - The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the year ended December 31, 2015 or 2014.

6. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $13.5 million, $11.9 million and $22.3 million for 2015, 2014, and 2013, respectively.

Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments. The amount of deferred pension collections recorded as a regulatory liability at December 31, 2015 is $8.0 million. There were no deferred pension collections recorded as a regulatory liability or a regulatory asset at December 31, 2014.
Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries. We recognized other postretirement benefit income of $11.9 million, $13.7 million, and $4.2 million for 2015, 2014 and 2013, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2015 and 2014 are $51.0 million and $39.1 million, respectively. These amounts are comprised of amounts being deferred for future rate treatment of $37.4 million and $23.0 million at December 31, 2015 and 2014, respectively, and amounts of $13.6 million and $16.1 million being amortized over a period of approximately 8 years per Docket No. RP12-993 at December 31, 2015 and 2014, respectively. Effective March 1, 2013, the residual regulatory asset balance from the prior rate filing was netted against the accumulated regulatory liability.
Defined Contribution Plan
Williams charged us compensation expense of $6.6 million in 2015, $6.4 million in 2014 and $6.0 million in 2013 for Williams’ company matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $4.0 million, $3.0 million and $3.0 million, respectively, excluding amounts allocated from WPZ and Williams.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from two of our major customers in 2015, 2014 and 2013 are as follows (in millions):

	2015	2014	2013
National Grid	$129.6	$91.2	$88.5
Public Service Enterprise Group	110.2	115.3	130.7
Affiliates
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2015 and 2014, our advances to WPZ totaled approximately $64.6 million and $306.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At December 31, 2015, the interest rate was 0.12 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2015, 2014 and 2013 are revenues received from affiliates of $4.6 million, $8.3 million, and $16.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2015, 2014 and 2013 is purchased gas cost from affiliates of $6.0 million, $10.5 million, and $6.9 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $327.1 million, $310.1 million, and $310.3 million during 2015, 2014 and 2013, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $5.7 million, $6.6 million, and $7.1 million in 2015, 2014 and 2013, respectively. In 2013, we received $3.6 million of reimbursements from Williams Field Services Group, LLC (WFS), related to a capital project. Pursuant to construction agreements, we received pre-payments from WFS of $5.0 million during 2014 associated with capital projects. In 2015, we acquired certain assets from WFS for $1.9 million.
We made equity distributions of $536 million, $411 million and $250 million during 2015, 2014 and 2013, respectively. In January 2016, an additional distribution of $175 million was declared and paid.
During 2015, 2014 and 2013, our parent made contributions totaling $652 million, $267 million and $264 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2016, our parent made an additional $112 million contribution.

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
During 2015 and 2014, our overall asset retirement obligation changed as follows (in thousands):

	2015	2014
Beginning balance	$296,475	$273,987
Accretion	25,178	17,962
New obligations	256	1,346
Changes in estimates of existing obligations (1)	3,691	23,031
Property dispositions/obligations settled	(2,574)	(19,851)
Ending balance	$323,026	$296,475

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The changes in estimates of existing obligations reflect an increase of $4 million and $23 million for 2015 and 2014, respectively, due to revisions in the estimated remaining life of assets, inflation rates, discount rates, and current estimates for removal costs.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Under our current rate settlement our annual funding obligation is approximately $36.4 million, with installments to be deposited monthly.
9. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2015 and December 31, 2014 are as follows (in millions):

Regulatory Assets	2015	2014
Grossed-up deferred taxes on equity funds used during construction	$75.8	$78.4
Asset retirement obligations	113.5	115.9
Asset retirement costs - Eminence	58.8	63.2
Deferred taxes	5.9	7.0
Deferred cash out	43.9	12.9
Deferred gas costs	—	8.7
Fuel cost	43.8	29.2
Other	1.6	1.6
Total Regulatory Assets	$343.3	$316.9

Regulatory Liabilities	2015	2014
Negative salvage	$318.3	$283.8
Sentinel meter station depreciation	6.0	5.8
Postretirement benefits other than pension	51.0	39.1
Electric power cost	0.8	4.4
Pension - deferred collections	8.0	—
Other	1.8	—
Total Regulatory Liabilities	$385.9	$333.1
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
Pension - deferred collections: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments.
10. OTHER
During 2014, we capitalized $3.5 million of project feasibility costs associated with the various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.
We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. During 2014 and 2013, we recorded $0.8 million and $4.3 million, respectively, of charges to Operation and maintenance expenses primarily related to costs to ensure the safety of the surrounding area.
Due to the abandonment and retirement of four of the seven caverns at our Eminence Storage Field in 2013 and the expected recovery of such costs in our rates, we reclassified $92 million of costs related to the Eminence ARO from Total property, plant and equipment, net to Regulatory assets (Eminence abandonment regulatory asset). Included in Other expense, net, for the year 2013, consistent with the stipulation and agreement in our Docket No. RP12-993 general rate case proceeding, was a charge of $11.5 million, related to the estimated portion of the Eminence abandonment regulatory asset that will not be recovered in rates; which was reduced by $2.9 million in 2014 upon completion of the abandonment. We also recognized income during 2013 of $16.1 million, related to insurance recoveries associated with this event.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2015	First (1)	Second (2)	Third (3)	Fourth (4)
Operating revenues	$380,023	$390,921	$414,568	$407,007
Operating expenses	246,205	243,859	257,480	257,823
Operating income	133,818	147,062	157,088	149,184
Interest expense	20,807	20,656	20,675	20,700
Other (income) and deductions, net	(15,807)	(16,391)	(19,094)	(19,851)
Net income	128,818	142,797	155,507	148,335
Equity interest in unrealized gain (loss) on interest rate hedge	(53)	50	(167)	254
Comprehensive income	$128,765	$142,847	$155,340	$148,589

2014	First	Second	Third	Fourth (5)
Operating revenues	$365,662	$338,454	$352,799	$376,222
Operating expenses	235,980	218,711	240,481	265,127
Operating income	129,682	119,743	112,318	111,095
Interest expense	21,959	21,197	20,954	20,877
Other (income) and deductions, net	(4,057)	(6,943)	(11,378)	(12,655)
Net income	111,780	105,489	102,742	102,873
Equity interest in unrealized gain (loss) on interest rate hedge	38	(41)	159	(13)
Comprehensive income	$111,818	$105,448	$102,901	$102,860

(1)	Includes a $3.0 million increase to operating expenses to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

(2)	Includes a $1.0 million increase to operating expenses to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

(3)	Includes a $2.0 million increase to operating expenses to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

(4)	Includes a $2.0 million increase to operating expenses to establish a regulatory liability associated with rate collections in excess of our pension funding obligation.

(5)	Includes a $3.1 million increase to operating expenses related to a measurement adjustment and a $2.9 million decrease to operating expenses related to Eminence abandonment costs reduction.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President – Atlantic-Gulf and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
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
Items 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2015	2014
Audit fees	$1,460	$1,499
Audit-related fees	—	—
Tax fees	—	—
All other fees	78	—
Total fees	$1,538	$1,499
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.
As a wholly owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2015 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on http://investor.williams.com.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2015 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	28

Consolidated Balance Sheet as of December 31, 2015 and 2014	29

Consolidated Statement of Owner’s Equity for the Years Ended December 31, 2015, 2014 and 2013	31

Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	32

Notes to Consolidated Financial Statements	34

Not covered by Report of Independent Registered Public Accounting Firm:

Quarterly Financial Data (Unaudited)	50

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

2
Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.1
Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.2
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our quarterly report on Form 10-Q (File No. 001-07584) and incorporated herein by reference).

4.1
Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to our registration statement Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.2
Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed on April 11, 2006 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.3
Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.4
Indenture, dated as of August 12, 2011 between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on August 12, 2011 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.5
Indenture, dated as of July 13, 2012, between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on July 16, 2012 as Exhibit 4.1 to our current report Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.6
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.1
Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transco (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s, Form 8-K (File No. 001-32599) and incorporated herein by reference).

10.2
Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.2 to our annual report on Form 10-K and incorporated herein by reference).

10.3
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.4
Amendment No. 1 to Second Amended & Restated Credit Agreement dated December 18, 2015, between Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on December 23, 2015 as Exhibit 10.1 to our Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.5
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference)

31.1*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: February 24, 2016
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
Date: February 24, 2016

INDEX OF EXHIBITS

Exhibit Number	Description

2
Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.1
Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.2
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our quarterly report on Form 10-Q (File No. 001-07584) and incorporated herein by reference).

4.1
Senior Indenture dated July 15, 1996 between Transco and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to our registration statement Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.2
Indenture dated April 11, 2006 between Transco and JP Morgan Chase Bank, N.A., as Trustee (filed on April 11, 2006 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.3
Indenture, dated as of May 22, 2008 between Transco and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.4
Indenture, dated as of August 12, 2011 between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on August 12, 2011 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.5
Indenture, dated as of July 13, 2012, between Transco and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on July 16, 2012 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.6
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.1
Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transco (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

10.2
Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.2 to our annual report on Form 10-K and incorporated herein by reference).

10.3
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.4
Amendment No. 1 to Second Amended & Restated Credit Agreement dated December 18, 2015, between Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on December 23, 2015 as Exhibit 10.1 to our Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.5
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference)

31.1*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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