Form 10-Q
period 2016-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2016-05-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Revenues:
Natural gas sales	$16,293	$21,407
Natural gas transportation	358,168	322,560
Natural gas storage	19,922	35,145
Other	1,483	911
Total operating revenues	395,866	380,023

Operating Costs and Expenses:
Cost of natural gas sales	16,293	21,407
Cost of natural gas transportation	6,071	12,895
Operation and maintenance	68,223	68,283
Administrative and general	47,527	46,959
Depreciation and amortization	77,685	66,305
Taxes — other than income taxes	15,401	12,541
Other expense, net	11,491	17,815
Total operating costs and expenses	242,691	246,205

Operating Income	153,175	133,818

Other (Income) and Other Expenses:
Interest expense	38,822	20,807
Allowance for equity and borrowed funds used during construction (AFUDC)	(10,273)	(14,652)
Equity in earnings of unconsolidated affiliates	(1,560)	(1,519)
Miscellaneous other (income) expenses, net	1,468	364
Total other (income) and other expenses	28,457	5,000

Net Income	124,718	128,818

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $53 for 2016 and $84 for 2015 of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	(234)	(53)

Comprehensive Income	$124,484	$128,765

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	635	1,084
Advances to affiliate	1,029,254	64,608
Trade and other, less allowance of $54 ($13 in 2015)	134,536	150,256
Transportation and exchange gas receivables	1,705	2,427
Inventories	64,201	56,841
Regulatory assets	86,029	79,575
Other	7,973	15,297
Total current assets	1,324,333	370,088

Investments, at cost plus equity in undistributed earnings	44,119	45,078

Property, Plant and Equipment:
Natural gas transmission plant	11,132,201	10,863,944
Less-Accumulated depreciation and amortization	3,535,447	3,471,775
Total property, plant and equipment, net	7,596,754	7,392,169

Other Assets:
Regulatory assets	261,142	263,730
Other	169,264	73,814
Total other assets	430,406	337,544

Total assets	$9,395,612	$8,144,879

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$34,957	$38,243
Trade and other	255,109	223,050
Transportation and exchange gas payables	1,077	1,355
Accrued liabilities	125,232	109,230
Long-term debt due within one year	199,987	—
Total current liabilities	616,362	371,878

Long-Term Debt	2,209,951	1,419,574

Other Long-Term Liabilities:
Asset retirement obligations	313,785	299,834
Regulatory liabilities	399,554	382,325
Advances for construction costs	141,520	97,790
Transportation prepayments	12,565	12,806
Other	84,538	4,819
Total other long-term liabilities	951,962	797,574

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,288,499	3,176,499
Retained earnings	2,329,103	2,379,385
Accumulated other comprehensive loss	(265)	(31)
Total owner’s equity	5,617,337	5,555,853

Total liabilities and owner’s equity	$9,395,612	$8,144,879

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$124,718	$128,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	77,685	66,305
Allowance for equity funds used during construction (equity AFUDC)	(8,135)	(11,095)
Changes in operating assets and liabilities:
Receivables — affiliates	449	(345)
— trade and other	15,720	(3,080)
Transportation and exchange gas receivable	722	421
Inventories	(7,360)	16,474
Payables — affiliates	(5,407)	(6,099)
— trade	(4,185)	(21,121)
Accrued liabilities	4,791	(22,066)
Asset retirement obligation removal costs	(990)	(331)
Other, net	25,343	22,389
Net cash provided by operating activities	223,351	170,270

Cash flows from financing activities:
Proceeds from long-term debt	998,250	—
Payments for debt issuance costs	(8,235)	—
Cash distributions to parent	(175,000)	(123,000)
Cash contributions from parent	112,000	158,000
Other, net	—	(18,287)
Net cash provided by financing activities	927,015	16,713

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(230,968)	(291,162)
Contributions and advances for construction costs	57,196	13,655
Disposal of property, plant and equipment, net	(349)	(126)
Advances to affiliate, net	(964,646)	101,661
Return of capital from unconsolidated affiliates	883	553
Purchase of ARO Trust investments	(33,321)	(29,492)
Proceeds from sale of ARO Trust investments	18,718	17,277
Proceeds from insurance	2,121	—
Other, net	—	623
Net cash used in investing activities	(1,150,366)	(187,011)

Increase (decrease) in cash	—	(28)
Cash at beginning of period	—	173
Cash at end of period	$—	$145

* Increase to property, plant and equipment, net of equity AFUDC	$(264,841)	$(273,923)
Changes in related accounts payable and accrued liabilities	33,873	(17,239)
Property, plant and equipment additions, net of equity AFUDC	$(230,968)	$(291,162)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At March 31, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2016 and December 31, 2015 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.3 million and $2.0 million in the three months ended March 31, 2016 and March 31, 2015, respectively. Included in the distributions are $0.9 million and $0.6 million return of capital in 2016 and 2015, respectively.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Standards Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standards on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (ASU 2016-10) to clarify aspects of Topic 606 related to identifying performance obligations and licensing implementation guidance. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of March 31, 2016, we have accrued a liability for potential refunds of $18.2 million, consisting of a $15.2 million charge to revenue and $3.0 million of interest expense.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2016, we had a balance of approximately $2.7 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.3 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $2.9 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
On January 22, 2010, the EPA set a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. On January 20, 2012, the EPA determined pursuant to available information that no area in the country is violating the 2010 NO2 NAAQS and thus designated all areas of the country as “unclassifiable/attainment.” Also, at that time, the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. However, on October 5, 2012, the EPA proposed a graduated implementation of the monitoring network between January 1, 2014 and January 1, 2017. Once three years of data are collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required to meet this regulation.
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At March 31, 2016, we had a balance of approximately $1.3 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.1 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.4 million) in the accompanying Condensed Consolidated Balance Sheet.

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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2016, no letters of credit have been issued and $625 million of loans to WPZ are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2016, WPZ had $135 million of commercial paper outstanding.
Long-Term Debt Due Within One Year
The long-term debt due within one year at March 31, 2016 is associated with the $200 million of 6.4 percent notes maturing on April 15, 2016.
Issuance and Retirement of Long-Term Debt
On January 22, 2016, we issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. A portion of these proceeds was used to retire our $200 million of 6.4 percent notes that matured on April 15, 2016. We will use the remainder for funding of capital expenditures. As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	March 31, 2016		December 31, 2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$6.0	$6.0	$3.2	$3.2
U.S. Equity Funds	23.6	27.6	19.2	22.9
International Equity Funds	19.2	18.2	16.1	15.0
Municipal Bond Funds	29.4	30.1	25.1	25.6
Total	$78.2	$81.9	$63.6	$66.7

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$81.9	$81.9	$81.9	$—	$—

Additional disclosures:
Notes receivable	0.4	0.4	—	0.4	—
Long-term debt, including current portion	(2,409.9)	(2,440.7)	—	(2,440.7)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$66.7	$66.7	$66.7	$—	$—

Additional disclosures:
Notes receivable	1.1	1.1	—	1.1	—
Long-term debt	(1,419.6)	(1,244.1)	—	(1,244.1)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2016 or 2015.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2016 and December 31, 2015, our advances to WPZ totaled approximately $1,029.3 million and $64.6 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At March 31, 2016, the interest rate was 0.22 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.2 million for both the three months ended March 31, 2016 and 2015. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.3 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $82.9 million and $81.0 million in the three months ended March 31, 2016 and 2015, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the three months ended March 31, 2016, includes $6.3 million for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.1 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.
We made equity distributions totaling $175.0 million and $123.0 million during the three months ended March 31, 2016 and 2015, respectively. During April 2016, we made an additional distribution of $85.0 million. Our parent made contributions to us totaling $112.0 million and $158.0 million in the three months ended March 31, 2016 and 2015, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In April 2016, our parent made an additional $110.0 million contribution to us.
7. OTHER
For the three months ended March 31, 2016, we capitalized $1.4 million of project feasibility cost associated with one project, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2015 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the three months ended March 31, 2016 was $153.2 million compared to $133.8 million for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 was $124.7 million compared to $128.8 million for the three months ended March 31, 2015. The increase in Operating income of $19.4 million (14.5 percent) was primarily due to higher Natural gas transportation revenues and a decrease in Operating Costs and Expenses in the first three months of 2016 compared to the same period in 2015, partly offset by a decrease in Natural gas storage revenues, as discussed below. The decrease in Net income of $4.1 million (3.2 percent) was mostly attributable to the unfavorable change in net expenses in Other (Income) and Other Expenses, offset by an increase in Operating income, as discussed below.
Operating Revenues
Natural gas sales decreased $5.1 million (23.8 percent) for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was due to lower cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for the three months ended March 31, 2016 increased $35.6 million (11.0 percent) over the same period in 2015. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $50.8 million (primarily due to $20.3 million from our Leidy Southeast project placed in partial service in March 2015 and fully placed in service in January 2016, $20.3 million from our Rockaway project placed in service in May 2015 and $6.0 million from our Virginia Southside project placed in partial service in December 2014 and fully placed in service in September 2015), and $3.0 million due to an extra billable day in 2016 due to leap year, partially offset by $10.4 million lower commodity revenues, $5.2 million lower revenues which recover electric power costs and $2.6 million lower FT backhaul revenues. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Natural gas storage decreased $15.2 million (43.3 percent) for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was due to an accrual for Washington Storage Service potential refunds (See Note 2).
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $16.3 million for the three months ended March 31, 2016 and $21.4 million for the comparable period in 2015, our operating costs and expenses for the three months ended March 31, 2016 increased approximately $1.6 million (0.7 percent) from the comparable period in 2015. This increase was primarily attributable to:

•	An $11.4 million (17.2 percent) increase in Depreciation and amortization costs primarily due additional assets placed into service after first quarter 2015;

•	A $2.9 million (23.2 percent) increase in Taxes-other than income taxes primarily due to higher property taxes as a result of additional assets placed into service in 2015;

•
Partially offset by a $6.3 million (35.4 percent) decrease in Other expense, net primarily due to a $3.5 million decrease in project development costs partly due to the capitalization of $1.4 million of previously expensed feasibility costs recorded in 2016 and a $2.9 million favorable change in the deferral of ARO-related depreciation to a regulatory asset; and

•
A $6.8 million (52.7 percent) decrease in Cost of natural gas transportation primarily resulting from $5.2 million lower electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

Other (Income) and Other Expenses
Other (income) and other expenses for the three months ended March 31, 2016 had an unfavorable change of $23.5 million (470.0 percent) over the same period in 2015 primarily due to an $18.0 million increase in interest expense due to issuance of debt in January 2016 and a $4.4 million decrease in Allowance for equity and borrowed funds used during construction (AFUDC) due to decreased spending on various expansion projects.
Pipeline Expansion Projects
Leidy Southeast
The Leidy Southeast Project involves an expansion of our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line in Pennsylvania to the Station 85 Pooling Point in Choctaw County, Alabama. In December 2014, we received approval from the FERC for the project. On March 1, 2015, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the Station 85 Pooling Point in Alabama) on an interim basis, until the in-service date of the project as a whole. We placed 130 Mdth/d of full project capacity into service on December 1, 2015 and increased the amount to 290 Mdth/d on December 30, 2015. We placed the remainder of the project into service during January 2016. In total, the project increased capacity by 525 Mdth/d.
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
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. In October 2015, we received approval from the FERC for the project. We plan to place the project into service during the first quarter of 2017 and it is expected to increase capacity by 1,200 Mdth/d.
Hillabee
The Hillabee Expansion Project (Hillabee) involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with the Sabal Trail project in Tallapoosa County, Alabama. Construction is expected to begin in the second quarter of 2016. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. In February 2016, the FERC issued a certificate order for the initial phases of the project. We plan to place the initial phases of Hillabee into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. The first $80 million payment was received by WPZ in March 2016. Although the agreement is an obligation between WPZ and the member-sponsors, since the agreement is, in part, related to furthering the completion of Hillabee, we expect the income associated with these receipts to be assigned to our results of operations over the term of the capacity lease agreement.
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. In April 2016, we received approval from the FERC for the project. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion of the project into service during the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.

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
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. We filed an application with the FERC in March 2015 for approval of the project. We plan to place the project into service as early as late 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
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
New York Bay Expansion
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
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in phases. We intend to file an application with the FERC in the third quarter of 2016 for approval of the project. We plan to place the initial phase of the project into service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Northeast Enhancement
The Northeast Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point. We intend to file an application with the FERC in the first half of 2017 for approval of the project. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

4
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 5, 2016	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

3.2
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to our Form 10-Q and incorporated herein by reference).

4
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10
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