Form 10-Q
period 2016-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2016-08-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply and demand; and

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and developmental hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report

on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Natural gas sales	$19,937	$36,327	$36,230	$57,734
Natural gas transportation	338,375	319,356	696,543	641,916
Natural gas storage	34,135	34,322	54,057	69,467
Other	570	916	2,053	1,827
Total operating revenues	393,017	390,921	788,883	770,944

Operating Costs and Expenses:
Cost of natural gas sales	19,937	36,327	36,230	57,734
Cost of natural gas transportation	4,741	6,068	10,812	18,963
Operation and maintenance	73,836	63,225	142,059	131,508
Administrative and general	37,866	44,728	85,393	91,687
Depreciation and amortization	76,670	67,387	154,355	133,692
Taxes — other than income taxes	15,169	11,953	30,570	24,494
Other expense, net	17,156	14,171	28,647	31,986
Total operating costs and expenses	245,375	243,859	488,066	490,064

Operating Income	147,642	147,062	300,817	280,880

Other (Income) and Other Expenses:
Interest expense	37,817	20,656	76,639	41,463
Allowance for equity and borrowed funds used during construction (AFUDC)	(15,461)	(15,597)	(25,734)	(30,249)
Equity in earnings of unconsolidated affiliates	(1,432)	(1,234)	(2,992)	(2,753)
Miscellaneous other (income) expenses, net	(1,122)	440	346	804
Total other (income) and other expenses	19,802	4,265	48,259	9,265

Net Income	127,840	142,797	252,558	271,615

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $46 and $83 for the three months ended and $99 and $167 for the six months ended June 30, 2016 and June 30, 2015, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	(50)	50	(284)	(3)

Comprehensive Income	$127,790	$142,847	$252,274	$271,612

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,614	1,084
Advances to affiliate	795,853	64,608
Trade and other, less allowance of $0 ($13 in 2015)	133,360	150,256
Transportation and exchange gas receivables	5,704	2,427
Inventories	51,415	56,841
Regulatory assets	85,871	79,575
Other	15,348	15,297
Total current assets	1,089,165	370,088

Investments, at cost plus equity in undistributed earnings	43,385	45,078

Property, Plant and Equipment:
Natural gas transmission plant	11,456,624	10,863,944
Less-Accumulated depreciation and amortization	3,584,482	3,471,775
Total property, plant and equipment, net	7,872,142	7,392,169

Other Assets:
Regulatory assets	257,714	263,730
Other	92,135	73,814
Total other assets	349,849	337,544

Total assets	$9,354,541	$8,144,879

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$26,197	$38,243
Trade and other	257,280	223,050
Transportation and exchange gas payables	1,173	1,355
Accrued liabilities	164,390	109,230
Total current liabilities	449,040	371,878

Long-Term Debt	2,210,263	1,419,574

Other Long-Term Liabilities:
Asset retirement obligations	297,847	299,834
Regulatory liabilities	416,471	382,325
Advances for construction costs	193,682	97,790
Transportation prepayments	12,324	12,806
Other	4,787	4,819
Total other long-term liabilities	925,111	797,574

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,398,499	3,176,499
Retained earnings	2,371,943	2,379,385
Accumulated other comprehensive loss	(315)	(31)
Total owner’s equity	5,770,127	5,555,853

Total liabilities and owner’s equity	$9,354,541	$8,144,879

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$252,558	$271,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	154,355	133,692
Allowance for equity funds used during construction (equity AFUDC)	(20,888)	(23,123)
Changes in operating assets and liabilities:
Receivables — affiliates	(530)	223
— trade and other	16,896	(18,954)
Transportation and exchange gas receivable	(3,277)	(6,093)
Inventories	5,426	7,714
Payables — affiliates	(14,167)	8,725
— trade	5,985	9,319
Accrued liabilities	39,820	(9,048)
Asset retirement obligation removal costs	(2,311)	(972)
Other, net	17,420	13,482
Net cash provided by operating activities	451,287	386,580

Cash flows from financing activities:
Proceeds from long-term debt	998,250	—
Retirement of long-term debt	(200,000)	—
Payments for debt issuance costs	(8,235)	—
Cash distributions to parent	(260,000)	(233,000)
Cash contributions from parent	222,000	312,000
Other, net	—	13,539
Net cash provided by financing activities	752,015	92,539

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(572,667)	(633,476)
Contributions and advances for construction costs	115,931	32,600
Disposal of property, plant and equipment, net	(398)	620
Advances to affiliate, net	(731,244)	118,930
Return of capital from unconsolidated affiliates	1,448	902
Purchase of ARO Trust investments	(49,427)	(42,022)
Proceeds from sale of ARO Trust investments	30,934	27,075
Proceeds from insurance	2,121	14,804
Other, net	—	1,275
Net cash used in investing activities	(1,203,302)	(479,292)

Increase (decrease) in cash	—	(173)
Cash at beginning of period	—	173
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(596,253)	$(630,346)
Changes in related accounts payable and accrued liabilities	23,586	(3,130)
Property, plant and equipment additions, net of equity AFUDC	$(572,667)	$(633,476)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At June 30, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, Williams would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that would be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC would contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger.
On June 29, 2016, Energy Transfer provided Williams written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2016 and December 31, 2015 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.4 million and $3.2 million in the six months ended June 30, 2016 and June 30, 2015, respectively. Included in the distributions are $1.4 million and $0.9 million return of capital in 2016 and 2015, respectively.
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

Accounting Standards Issued But Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of June 30, 2016, we have accrued a liability for potential refunds of $18.4 million, consisting of a $15.3 million charge to revenue and $3.1 million of interest expense.

Station 62 Incident
On October 8, 2015, an explosion and fire occurred at our Compressor Station No. 62 in Gibson, Louisiana. At the time of the incident, planned facility maintenance was being performed at the station and the facility was not operational. The incident was related to maintenance work being performed on the slug catcher at the station. Four contractor employees were killed in the incident and others were injured.
In responding to the incident, we cooperated with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). On July 29, 2016, PHMSA issued a Notice of Probable Violation, which includes a $1.6 million proposed civil penalty to us in connection with the incident. This penalty was accrued in the second quarter of 2016 and would not be covered by our insurance policies.
The incident did not cause any rupture of the gas pipeline or any damage to the building containing the compressor engines. In anticipation of the planned maintenance, our Southeast Louisiana Lateral was taken out of service on October 4, 2015, which affected approximately 200 MMcf/d of natural gas production. The lateral was restored to service in early 2016 after repairs were made to the facilities damaged in the incident.
We are a defendant in lawsuits seeking damages for wrongful death and personal injury and lawsuits brought by neighboring landowners seeking personal injury and property damages. We believe it is reasonably possible that losses will be incurred on some lawsuits. However, in management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows. While we also have claims for indemnification, we believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2016, we had a balance of approximately $2.6 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.2 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $2.9 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several of our facilities are located in 2008 ozone non-attainment areas. To date, no federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to recently finalized state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some facilities may be subject to increased controls within five years. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the proposed regulations.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At June 30, 2016, we had a balance of approximately $1.0 million of uncollected environmental related regulatory assets recorded in current assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.4 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2016, no letters of credit have been issued and $1.425 billion of loans to WPZ are outstanding under the credit facility.

WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2016, WPZ had $196 million of commercial paper outstanding.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	June 30, 2016		December 31, 2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$1.5	$1.5	$3.2	$3.2
U.S. Equity Funds	29.4	33.9	19.2	22.9
International Equity Funds	19.2	18.0	16.1	15.0
Municipal Bond Funds	32.0	33.3	25.1	25.6
Total	$82.1	$86.7	$63.6	$66.7

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2016:
Measured on a recurring basis:
ARO Trust investments	$86.7	$86.7	$86.7	$—	$—

Additional disclosures:
Notes receivable	—	—	—	—	—
Long-term debt	(2,210.3)	(2,504.0)	—	(2,504.0)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$66.7	$66.7	$66.7	$—	$—

Additional disclosures:
Notes receivable	1.1	1.1	—	1.1	—
Long-term debt	(1,419.6)	(1,244.1)	—	(1,244.1)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2016 or 2015.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2016 and December 31, 2015, our advances to WPZ totaled approximately $795.9 million and $64.6 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2016, the interest rate was 0.25 percent.

Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.9 million and $4.1 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.2 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and $1.7 million and $4.2 million for the three and six months ended June 30, 2015, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $73.4 million and $156.3 million in the three and six months ended June 30, 2016, respectively, and $81.6 million and $162.6 million in the three and six months ended June 30, 2015, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the six months ended June 30, 2016, includes $6.3 million recognized in the first quarter for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2015, respectively.
We made equity distributions totaling $260.0 million and $233.0 million during the six months ended June 30, 2016 and 2015, respectively. During July 2016, we made an additional distribution of $90.0 million. Our parent made contributions to us totaling $222.0 million and $312.0 million in the six months ended June 30, 2016 and 2015, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In July 2016, our parent made an additional $150.0 million contribution to us.
7. OTHER
For the six months ended June 30, 2016, we capitalized $1.4 million of project feasibility cost associated with one project, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.

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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the six months ended June 30, 2016 was $300.8 million compared to $280.9 million for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $252.6 million compared to $271.6 million for the six months ended June 30, 2015. The increase in Operating income of $19.9 million (7.1 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2016 compared to the same period in 2015, partly offset by a decrease in Natural gas storage revenues, as discussed below, and by an increase in Operating Costs and Expenses, as discussed below. The decrease in Net income of $19.0 million (7.0 percent) was mostly attributable to the unfavorable change in net expenses in Other (Income) and Other Expenses, partly offset by an increase in Operating income, as discussed below.
Operating Revenues
Natural gas sales decreased $21.5 million (37.3 percent) for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was due to lower cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for the six months ended June 30, 2016 increased $54.6 million (8.5 percent) over the same period in 2015. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $75.9 million (primarily due to $30.1 million from our Rockaway project placed in service in May 2015, $28.2 million from our Leidy Southeast project placed in partial service in March 2015 and fully placed in service in January 2016 and $12.1 million from our Virginia Southside project placed in partial service in December 2014 and fully placed in service in September 2015), and $3.0 million due to an extra billable day in 2016 due to leap year, partially offset by $15.3 million lower commodity revenues, $5.7 million lower revenues which recover electric power costs and $1.5 million lower FT backhaul revenues. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Natural gas storage decreased $15.4 million (22.2 percent) for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was due to an accrual for Washington Storage Service potential refunds (See Note 2).
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $36.2 million for the six months ended June 30, 2016 and $57.7 million for the comparable period in 2015, our operating costs and expenses for the six months ended June 30, 2016 increased approximately $19.5 million (4.5 percent) from the comparable period in 2015. This increase was primarily attributable to:

•	A $20.7 million (15.5 percent) increase in Depreciation and amortization costs primarily due the additional assets placed into service in 2015;

•
A $10.6 million (8.1 percent) increase in Operation and maintenance costs primarily resulting from a $9.9 million increase in miscellaneous contractual services costs (primarily due to $6.9 million for general maintenance, hydrostatic and other testing on our pipeline and $2.2 million related to the Station 62 Incident).

•	A $6.1 million (24.9 percent) increase in Taxes-other than income taxes primarily due to higher property taxes as a result of additional assets placed into service in 2015;

•
Partially offset by an $8.2 million (43.2 percent) decrease in Cost of natural gas transportation primarily resulting from $5.7 million lower electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•	A $6.3 million (6.9 percent) decrease in Administrative and general costs primarily due to decreased charges for Corporate administrative services; and

•
A $3.4 million (10.6 percent) decrease in Other expense, net primarily due to $4.7 million favorable change in the deferral of ARO-related depreciation to a regulatory asset and $3.8 million decrease in project development costs (due to the absence of $2.4 million of feasibility costs recorded in 2015 and the capitalization of $1.4 million of previously expensed feasibility costs recorded in 2016), partly offset by $2.6 million higher expense related to a regulatory liability associated with rate collections in excess of our pension funding obligation, $1.6 million accrued civil penalty related to the Station 62 Incident and $1.4 million loss recorded in 2016 on the sale of an asset.

Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2016 had an unfavorable change of $39.0 million (419.4 percent) over the same period in 2015 primarily due to a $35.1 million increase in interest expense due to the issuance of debt in January 2016 and a $4.5 million decrease in Allowance for equity and borrowed funds used during construction (AFUDC) due to decreased spending on various expansion projects.
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
Rock Springs
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new, eleven-mile lateral to Old Dominion Electric Cooperative's proposed Wildcat Point generation facility in Cecil County, Maryland. In March 2015, we received approval from FERC for the project. We placed the project into service on August 1, 2016 and it increased capacity by 192 Mdth/d.
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
Hillabee
The Hillabee Expansion Project (Hillabee) involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with the Sabal Trail project in Tallapoosa County, Alabama. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. In February 2016, the FERC issued a certificate order for the initial phases of the project. We plan to place the initial phases of Hillabee into service as early as the second quarter of 2017 and during the second quarter of 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
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
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new

interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. In April 2016, we received approval from the FERC for the project. We plan to place the initial phase of the project into service during the first half of 2017 and the remaining portion of the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.
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
Virginia Southside II
The Virginia Southside II Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey and the Zone 5 Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. In July 2016, we received approval from the FERC for the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.
New York Bay Expansion
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. In July 2016, we received approval from the FERC for the project. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.
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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point. We intend to file an application with the FERC in the first half of 2017 for approval of the project. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 includes certain risk factors that could materially affect our business, financial condition, or future results. The risk factor “The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.” is no longer applicable.

Our remaining risk factors are supplemented as set forth below:

Following ETE’s termination of and failure to close the ETC Merger, perceived uncertainties concerning Williams’ strategic direction may have an adverse effect on our business.
As a subsidiary of Williams, we may suffer from the lingering effects of ETE’s termination of and failure to close the ETC Merger including, among other circumstances, perceived uncertainties as to Williams’ future strategic direction. Such uncertainties may harm our ability to attract investors in order to raise capital, impact our existing and potential relationships with customers and strategic partners, result in the loss of business opportunities and make it more difficult for Williams to attract and retain qualified personnel who provide services to us.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 2, 2016	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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