Form 10-Q
period 2016-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2016-10-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report

on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Natural gas sales	$31,244	$44,020	$67,474	$101,754
Natural gas transportation	346,004	334,464	1,042,547	976,380
Natural gas storage	34,258	34,350	88,315	103,817
Other	1,343	1,734	3,396	3,561
Total operating revenues	412,849	414,568	1,201,732	1,185,512

Operating Costs and Expenses:
Cost of natural gas sales	31,244	44,020	67,474	101,754
Cost of natural gas transportation	4,689	4,301	15,501	23,264
Operation and maintenance	83,916	70,959	225,975	202,467
Administrative and general	40,604	42,217	125,997	133,904
Depreciation and amortization	76,755	69,557	231,110	203,249
Taxes — other than income taxes	14,584	12,495	45,154	36,989
Other expense, net	12,894	13,931	41,541	45,917
Total operating costs and expenses	264,686	257,480	752,752	747,544

Operating Income	148,163	157,088	448,980	437,968

Other (Income) and Other Expenses:
Interest expense	37,318	20,675	113,957	62,138
Allowance for equity and borrowed funds used during construction (AFUDC)	(19,922)	(16,476)	(45,656)	(46,725)
Equity in earnings of unconsolidated affiliates	(1,455)	(1,425)	(4,447)	(4,178)
Miscellaneous other (income) expenses, net	309	(1,193)	655	(389)
Total other (income) and other expenses	16,250	1,581	64,509	10,846

Net Income	131,913	155,507	384,471	427,122

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $41 and $79 for the three months ended and $140 and $246 for the nine months ended September 30, 2016 and September 30, 2015, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	156	(167)	(128)	(170)

Comprehensive Income	$132,069	$155,340	$384,343	$426,952

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	743	1,084
Advances to affiliate	782,887	64,608
Trade and other, less allowance of $0 ($13 in 2015)	133,211	150,256
Transportation and exchange gas receivables	2,643	2,427
Inventories	43,224	56,841
Regulatory assets	85,334	79,575
Other	17,241	15,297
Total current assets	1,065,283	370,088

Investments, at cost plus equity in undistributed earnings	42,880	45,078

Property, Plant and Equipment:
Natural gas transmission plant	11,690,511	10,863,944
Less-Accumulated depreciation and amortization	3,634,224	3,471,775
Total property, plant and equipment, net	8,056,287	7,392,169

Other Assets:
Regulatory assets	254,153	263,730
Other	98,386	73,814
Total other assets	352,539	337,544

Total assets	$9,516,989	$8,144,879

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$17,024	$38,243
Trade and other	240,577	223,050
Transportation and exchange gas payables	2,490	1,355
Accrued liabilities	181,008	109,230
Total current liabilities	441,099	371,878

Long-Term Debt	2,210,579	1,419,574

Other Long-Term Liabilities:
Asset retirement obligations	222,594	299,834
Regulatory liabilities	431,740	382,325
Advances for construction costs	231,516	97,790
Transportation prepayments	12,081	12,806
Other	5,184	4,819
Total other long-term liabilities	903,115	797,574

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,548,499	3,176,499
Retained earnings	2,413,856	2,379,385
Accumulated other comprehensive loss	(159)	(31)
Total owner’s equity	5,962,196	5,555,853

Total liabilities and owner’s equity	$9,516,989	$8,144,879

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$384,471	$427,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	231,110	203,249
Allowance for equity funds used during construction (equity AFUDC)	(37,285)	(35,829)
Changes in operating assets and liabilities:
Receivables — affiliates	341	(77)
— trade and other	17,045	(12,364)
Transportation and exchange gas receivable	(216)	1,957
Inventories	13,617	6,248
Payables — affiliates	(23,340)	(10,558)
— trade	6,041	(1,689)
Accrued liabilities	61,484	(2,938)
Asset retirement obligation removal costs	(2,688)	(2,530)
Other, net	27,212	23,166
Net cash provided by operating activities	677,792	595,757

Cash flows from financing activities:
Proceeds from long-term debt	998,250	—
Retirement of long-term debt	(200,000)	—
Payments for debt issuance costs	(8,235)	—
Cash distributions to parent	(350,000)	(374,000)
Cash contributions from parent	372,000	491,000
Other, net	—	(1,842)
Net cash provided by financing activities	812,015	115,158

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(906,105)	(953,383)
Contributions and advances for construction costs	157,545	63,132
Disposal of property, plant and equipment, net	(4,439)	(3,683)
Advances to affiliate, net	(718,279)	182,546
Return of capital from unconsolidated affiliates	2,106	1,331
Purchase of ARO Trust investments	(61,086)	(52,409)
Proceeds from sale of ARO Trust investments	38,330	33,778
Proceeds from insurance	2,121	16,040
Other, net	—	1,560
Net cash used in investing activities	(1,489,807)	(711,088)

Increase (decrease) in cash	—	(173)
Cash at beginning of period	—	173
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(907,023)	$(959,894)
Changes in related accounts payable and accrued liabilities	918	6,511
Property, plant and equipment additions, net of equity AFUDC	$(906,105)	$(953,383)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At September 30, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
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
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2016 and December 31, 2015 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $6.5 million and $5.4 million in the nine months ended September 30, 2016 and September 30, 2015, respectively. Included in the distributions are $2.1 million and $1.3 million return of capital in 2016 and 2015, respectively.
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

Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard requires a retrospective transition. We are evaluating the impact of the new standard on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of September 30, 2016, we have accrued a liability for potential refunds of $18.6 million, consisting of a $15.3 million charge to revenue and $3.3 million of interest expense.
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
In responding to the incident, we cooperated with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). On July 29, 2016, PHMSA issued a Notice of Probable Violation (NOPV), which includes a $1.6 million proposed civil penalty to us in connection with the incident. This penalty was accrued in the second quarter of 2016 and would not be covered by our insurance policies. We filed a response to the NOPV on August 25, 2016.
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
We are a defendant in lawsuits seeking damages for wrongful death, personal injury and property damages. We believe it is reasonably possible that losses will be incurred on some lawsuits. However, in management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows. While we also have claims for indemnification, we believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $4 million to $6 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next three to five years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2016, we had a balance of approximately $2.4 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.0 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $2.9 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.5 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At September 30, 2016, we had a balance of approximately $0.7 million of uncollected environmental related regulatory assets recorded in current assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.4 million) in the accompanying Condensed Consolidated Balance Sheet.
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

3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2016, no letters of credit have been issued and $1.230 billion of loans to WPZ are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2016, WPZ had $2 million of commercial paper outstanding.
Issuance and Retirement of Long-Term Debt
On January 22, 2016, we issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. A portion of these proceeds was used to retire our $200 million of 6.4 percent notes that matured on April 15, 2016. We will use the remainder for funding of capital expenditures. As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease. We plan to file the registration statement with the Securities and Exchange Commission during the fourth quarter of 2016.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	September 30, 2016		December 31, 2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$3.0	$3.0	$3.2	$3.2
U.S. Equity Funds	29.4	35.3	19.2	22.9
International Equity Funds	19.2	19.1	16.1	15.0
Municipal Bond Funds	34.7	35.7	25.1	25.6
Total	$86.3	$93.1	$63.6	$66.7

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2016:
Measured on a recurring basis:
ARO Trust investments	$93.1	$93.1	$93.1	$—	$—

Additional disclosures:
Notes receivable	—	—	—	—	—
Long-term debt	(2,210.6)	(2,597.6)	—	(2,597.6)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$66.7	$66.7	$66.7	$—	$—

Additional disclosures:
Notes receivable	1.1	1.1	—	1.1	—
Long-term debt	(1,419.6)	(1,244.1)	—	(1,244.1)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2016 or 2015.

6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2016 and December 31, 2015, our advances to WPZ totaled approximately $782.9 million and $64.6 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2016, the interest rate was 0.27 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $4.8 million and $8.9 million for the three and nine months ended September 30, 2016, respectively, and $1.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.8 million and $3.3 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $4.9 million for the three and nine months ended September 30, 2015, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $78.4 million and $234.7 million in the three and nine months ended September 30, 2016, respectively, and $80.0 million and $242.6 million in the three and nine months ended September 30, 2015, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the nine months ended September 30, 2016, includes $6.3 million recognized in the first quarter for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.0 million and $3.4 million for the three and nine months ended September 30, 2016, respectively, and $1.5 million and $4.2 million for the three and nine months ended September 30, 2015, respectively.
We made equity distributions totaling $350.0 million and $374.0 million during the nine months ended September 30, 2016 and 2015, respectively. During October 2016, we made an additional distribution of $90.0 million. Our parent made contributions to us totaling $372.0 million and $491.0 million in the nine months ended September 30, 2016 and 2015, respectively, to fund a portion of our expenditures for additions to property, plant and equipment. In October 2016, our parent made an additional $130.0 million contribution to us.
7. OTHER
For the nine months ended September 30, 2016, we capitalized $1.4 million of project feasibility cost associated with one project, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.
Our Asset retirement obligations in Total other long-term liabilities on our Condensed Consolidated Balance Sheet reflects a $77.2 million decrease for 2016 compared to December 31, 2015. This decrease is primarily due to changes in estimates of existing obligations as a result of our annual review process. The annual review process considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets.

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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating income for the nine months ended September 30, 2016 was $449.0 million compared to $438.0 million for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $384.5 million compared to $427.1 million for the nine months ended September 30, 2015. The increase in Operating income of $11.0 million (2.5 percent) was primarily due to higher Natural gas transportation revenues in the first nine months of 2016 compared to the same period in 2015, partly offset by a decrease in Natural gas storage revenues, as discussed below, and by an increase in Operating Costs and Expenses, as discussed below. The decrease in Net income of $42.6 million (10.0 percent) was mostly attributable to higher interest expense in Other (Income) and Other Expenses, partly offset by an increase in Operating income, as discussed below.
Operating Revenues
Natural gas sales decreased $34.3 million (33.7 percent) for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to lower cash-out sales. Cash-out sales are offset in our cost of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for the nine months ended September 30, 2016 increased $66.1 million (6.8 percent) over the same period in 2015. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $90.1 million (primarily due to $36.1 million from our Leidy Southeast project placed in partial service in March 2015 and fully placed in service in January 2016, $30.1 million from our Rockaway project placed in service in May 2015 and $16.0 million from our Virginia Southside project placed in partial service in December 2014 and fully placed in service in September 2015), and $3.0 million due to an extra billable day in 2016 due to leap year, partially offset by $16.8 million lower commodity revenues, $4.6 million lower revenues which recover electric power costs and $2.0 million lower short term firm transportation revenues. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Natural gas storage decreased $15.5 million (14.9 percent) for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was due to an accrual for Washington Storage Service potential refunds (See Note 2).
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $67.5 million for the nine months ended September 30, 2016 and $101.8 million for the comparable period in 2015, our operating costs and expenses for the nine months ended September 30, 2016 increased approximately $39.5 million (6.1 percent) from the comparable period in 2015. This increase was primarily attributable to:

•
A $27.9 million (13.7 percent) increase in Depreciation and amortization costs primarily due to $20.9 million related to the additional assets placed into service in 2015 and the first half of 2016, and $4.2 million related to the absence of a 2015 benefit associated with revisions to asset retirement obligations on retired or fully depreciated assets;

•
A $23.5 million (11.6 percent) increase in Operation and maintenance costs primarily resulting from a $23.1 million increase in miscellaneous contractual services costs (primarily due to $21.3 million for general maintenance, hydrostatic and other testing on our pipeline and $2.2 million related to the Station 62 Incident).

•	An $8.2 million (22.2 percent) increase in Taxes-other than income taxes primarily due to higher property taxes as a result of additional assets placed into service in 2015;

•	Partially offset by a $7.9 million (5.9 percent) decrease in Administrative and general costs primarily due to decreased charges for Corporate administrative services;

•
A $7.8 million (33.5 percent) decrease in Cost of natural gas transportation resulting from $4.6 million lower electric power costs and $3.2 million lower fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•
A $4.4 million (9.6 percent) decrease in Other expense, net primarily due to a $5.9 million favorable change in the deferral of ARO-related depreciation to a regulatory asset and a $3.9 million decrease in project development costs (primarily due to the absence of $2.7 million of feasibility costs recorded in 2015 and the capitalization of $1.4 million of previously expensed feasibility costs recorded in 2016), partly offset by $3.9 million higher expense related to a regulatory liability associated with rate collections in excess of our pension funding obligation and a $1.6 million accrued civil penalty related to the Station 62 Incident.

Other (Income) and Other Expenses
Other (income) and other expenses for the nine months ended September 30, 2016 had an unfavorable change of $53.7 million (497.2 percent) over the same period in 2015 primarily due to a $51.9 million increase in interest expense due to the issuance of debt in January 2016.
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
Rock Springs
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new, eleven-mile lateral to Old Dominion Electric Cooperative's Wildcat Point generation facility in Cecil County, Maryland. In March 2015, we received approval from FERC for the project. We placed the project into service on August 1, 2016 and it increased capacity by 192 Mdth/d.
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service during the first quarter of 2017 and it is expected to increase capacity by 1,200 Mdth/d.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with the Sabal Trail project in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. The FERC certificate for the initial phases of the project and the other regulatory approvals necessary to commence construction of the first phase of the project have been received. The initial phase of the project will be placed into service coincident with the in-service date of the Sabal Trail project, which is planned to occur as early as the second quarter of 2017. The in-service date of the second phase of the project is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. WPZ received the first $80 million payment in March 2016 and the second $80 million payment in September 2016. Although the agreement is an obligation between WPZ and the member-sponsors, since the agreement is, in part, related to furthering the completion of Hillabee, we expect the income associated with these receipts to be assigned to our results of operations over the term of the capacity lease agreement.

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
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service in 2017 and it is expected to increase capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. We filed an application with the FERC in March 2015 for approval of the project. We expect to place a portion of the project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
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
New York Bay Expansion
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service during the fourth quarter of 2017 and it is expected to increase capacity by 115 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in phases. We filed an application with the FERC in August 2016 for approval of the project. We plan to place the initial phase of the project into service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
The information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, include certain risk factors that could materially affect our business, financial condition, or future results. Except for the risk factor “The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.” which is no longer applicable, the risk factors stated in our periodic reports remain applicable.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	October 31, 2016	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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