Form 10-K
period 2016-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2017-02-22
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At December 31, 2016, Williams owned an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
GENERAL
We are an interstate natural gas transmission company that owns a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. We also hold an approximate 45 percent interest in Cardinal Pipeline Company, LLC (Cardinal), an intrastate natural gas pipeline located in North Carolina. Our principal business is the interstate transportation of natural gas which is regulated by the Federal Energy Regulatory Commission (FERC).
At December 31, 2016, our system had a mainline delivery capacity of approximately 6.6 MMdth of gas per day from production areas to our primary markets including delivery capacity from the mainline to locations on our Mobile Bay Lateral. Using our Leidy Line along with market-area storage and transportation capacity, we can deliver an additional 5.1 MMdth of gas per day for a system-wide delivery capacity total of approximately 11.7 MMdth of gas per day. The system is comprised of approximately 9,700 miles of mainline and branch transmission pipelines, 47 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 1.8 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2016, our customers had stored in our facilities approximately 151 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2016 were Duke Energy Corporation, National Grid and Public Service Enterprise Group, which accounted for approximately 11.0 percent, 10.2 percent and 8.8 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.

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
PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2016 or are significant future pipeline projects for which we have customer commitments. In 2017, we expect to invest capital of approximately $1.4 billion in pipeline expansion projects.
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
Rock Springs
The Rock Springs Expansion Project involves an expansion of our existing natural gas transmission system southbound from the Zone 6 Station 210 Pooling Point in New Jersey along with a new, eleven-mile lateral to Old Dominion Electric Cooperative's Wildcat Point generation facility in Cecil County, Maryland. We placed the project into service on August 1, 2016, and it increased capacity by 192 Mdth/d.
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We placed the project into service on February 1, 2017 and it increased capacity by 1,200 Mdth/d.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with the Sabal Trail project in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the first phase of the project have been received. The initial phase of the project will be placed into service coincident with the in-service date of the Sabal Trail project, which is planned to occur as early as the second quarter of 2017. The in-service date of the second phase of the project is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
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
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. In April 2016, we received approval from the FERC for the project. We plan to place the initial phase of the project into service during the third quarter of 2017 and the remaining portion of the project into service during the second quarter of 2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 180 Mdth/d.
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service in 2017, and it is expected to increase capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. In February 2017, we received approval from the FERC for the project. We expect to place a portion of the mainline project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
Virginia Southside II
The Virginia Southside II Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey and the Zone 5 Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service during the fourth quarter of 2017, and it is expected to increase capacity by 250 Mdth/d.
New York Bay Expansion
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service during the fourth quarter of 2017, and it is expected to increase capacity by 115 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. We filed an application with the FERC in August 2016 for approval of the project. The project will be constructed in two phases. We plan to place the initial phase of the project into service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
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

RATE MATTERS
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and accepted by the FERC before any changes can go into effect. We establish our rates primarily through the FERC's ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariff and FERC policy. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract and volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of December 31, 2016, we have accrued a liability for potential refunds of $18.7 million, consisting of a $15.3 million charge to revenue and $3.4 million of interest expense.
REGULATION
FERC Regulation.
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties for which certificates are required under the NGA. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to $1.2 million per day for each violation of its rules.
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
In addition, we may be liable for environmental damage caused by former owners or operators of our properties.
We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations,” and “Environmental Matters” in Note 2 of our Notes to Consolidated Financial Statements.
Safety and Maintenance.
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (PIPES Act), which regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
Federal pipeline safety laws authorize PHMSA to establish minimum safety standards for pipeline facilities and persons engaged in the transportation of gas or hazardous liquids by pipeline. These safety standards apply to the design, construction, testing, operation, and maintenance of gas and hazardous liquids pipeline facilities affecting interstate or foreign commerce. PHMSA has also established reporting requirements for operators of gas and hazardous liquid pipeline facilities, as well as provisions for establishing the qualification of pipeline personnel and requirements for managing the integrity of gas transmission and distribution lines and certain hazardous liquid pipelines. To ensure compliance with these provisions, PHMSA performs pipeline safety inspections and has the authority to initiate enforcement actions.
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires PHMSA to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. On June 22, 2016, the PIPES Act was enacted, further strengthening PHMSA's safety authority.
Pipeline Integrity Regulations We have developed an Integrity Management Plan in compliance with the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2017 associated with this program will be approximately

$20 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with WPZ, Williams and other Williams’ subsidiaries. (See Note 1 and Note 7 of Notes to Consolidated Financial Statements.)
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Transcontinental Gas Pipe Line Company LLC, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.
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
•Our and our affiliates’ future credit ratings;

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas including, but not limited to:
•aging infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages or other pipeline interruptions;

•	uncontrolled releases of natural gas;

•	operator error;

•	damage caused by third party activity, such as operation of construction equipment;

•	pollution and other environmental risks; and

•	fires, blowouts, cratering and explosions.
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
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

•	the level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy;

•	pricing, demand, availability and margins for natural gas in our markets;

•	whether the market will continue to support long-term firm contracts;

•	the effects of regulation on us, our customers and our contracting practices; and

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
We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, WPZ and its other affiliates, including Williams, may not be limited in their ability to compete with us. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils, and other alternative energy sources. We may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any significant decrease in supplies of natural gas in the supply basins we access or in demand for those supplies in the markets we serve could adversely affect our business and operating results.
Our ability to maintain and expand our business depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us.
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
A failure to obtain sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
Public and regulatory scrutiny of the energy industry has resulted in the proposal and/or implementation of increased regulations. Such scrutiny has also resulted in various inquiries, investigations, and court proceedings, including litigation of energy industry matters. Both the shippers on our pipeline and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us, which among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted or otherwise enforced in a manner which differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers or our business activities. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase and our results of operations could be adversely affected.
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations.
Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations.
Failure to comply with laws, regulations and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations and delays or denials in granting permits.

Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline system passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emissions controls on our facilities, or (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2016, our largest customer was Duke Energy Corporation, which accounted for approximately 11.0 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or are required to make pre-payments or provide security to satisfy credit concerns. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers could be negatively impacted causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In accordance with customary industry practice, we maintain insurance against some, but not all, risks and losses, and only at levels we believe to be appropriate.
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

The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and our ability to repay our debt.
We may not be able to grow or effectively manage our growth.
As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, NGL transportation, or fractionation or storage facilities, as well as the expansion of existing facilities. We also face all the risks associated with construction, including political opposition by landowners, environmental activists and others resulting in the delay and/or denial of required governmental permits. Other construction risks include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

•
changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings, and cash flow relating to potential investment targets, resulting in outcomes which are materially different than anticipated;

•
we could be required to contribute additional capital to support acquired businesses or assets. We may assume liabilities that were not disclosed to us that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;

•
acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations and make it difficult to maintain our current business standards, controls, and procedures; and

•	acquisitions and capital projects may require substantial new capital, either by the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
If realized, any of these risks could have an adverse impact on our financial condition, results of operations, including the possible impairment of our assets, or cash flows.
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Williams is experiencing significant change in the composition of its Board of Directors and senior management which could negatively affect our business and results of operations.

Williams indirectly owns and controls us and has the ability to control the appointment of all of our officers and management committee members. Williams’ Board of Directors is now composed of eleven directors, seven of whom were appointed in the second half of 2016. Williams is also executing on a restructuring process, shifting from five operating areas to three, and on February 14, 2017 Williams announced the appointment of Micheal Dunn as Executive Vice President and Chief Operating Officer.

As both of our management committee members, and all of our officers, are also officers at Williams, the changes in the composition of the Williams Board of Directors and management impose an additional demand for the attention, time and energy of our management in connection with orientation and education of new members about Williams, including with regard to its business strategies and objectives, assets and operations, and policies and practices, which could distract our management from execution of our strategy and objectives. Additionally, such changes invite new analysis of our business as the new members of the Williams Board of Directors contribute to the formulation of business strategies and objectives, which could implicate changes, including to our strategy and objectives. It is possible that changes to the composition of the Williams Board of Directors and management could negatively impact our business, financial condition, and results of operations.
Risks Related to Strategy and Financing
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital and our costs of doing business.
Downgrades of our credit ratings increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings. Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.

Our ability to obtain credit in the future could be affected by Williams’ and WPZ’s credit ratings.
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. If Williams or WPZ were to experience a deterioration in its respective credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2016, was $2.21 billion.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to guarantee certain indebtedness, to make certain distributions during the continuation of an event of default and to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ and WPZ’s debt agreements contain similar covenants with respect to such entities and their respective subsidiaries, including us.
Our debt service obligations and the covenants described above could have important consequences. For example, they could, among other things:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, general limited liability company purposes, or other purposes;

•	diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•
require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, general limited liability company purposes, or other purposes; and

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by limiting our ability to expand or pursue our business activities and by preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our ability to comply with our debt covenants, to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations, or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:

•	transportation of natural gas in interstate commerce;

•	rates, operating terms, types of services and conditions of service;

•	certification and construction of new interstate pipeline and storage facilities;

•	acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with affiliated companies who are involved in marketing functions of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
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
The amount of income taxes that we will be allowed to recover will be determined by the outcome of future rate cases and any potential action taken by the FERC in response to its recent Notice of Inquiry.
In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. In December 2016, the FERC issued a Notice of Inquiry (NOI) in response to the holding of the U.S. Court of Appeals for the District of Columbia Circuit in United Airlines, Inc., et al. v. Federal Energy Regulatory Commission that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the income tax allowance and return on equity determined pursuant to the discounted cash flow methodology. Accordingly, the Court remanded the decision to the FERC to develop a mechanism "for which the FERC can demonstrate that there is no double recovery" of partnership income tax costs. The FERC's NOI seeks further information from the pipeline industry as the FERC re-evaluates its policies following the United Airlines decision.

Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology
Institutional knowledge residing with current Williams’ employees nearing retirement eligibility or with former Williams’ employees might not be adequately preserved.
We expect that a significant percentage of Williams’ employees will become eligible for retirement over the next several years. In addition, as part of an internal restructuring, Williams recently announced the reduction of five operating areas into three and the closing of its Oklahoma City office and the consolidation of employee positions to Tulsa or other locations. As employees with significant institutional knowledge reach retirement age, choose not to relocate with Williams or their services are otherwise no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of knowledge and expertise could become unavailable to us.
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to us, as well as a portion of the costs of other postretirement benefit plans covering certain eligible participants providing services to us. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.
Risks Related to Weather, Other Natural Phenomena and Business Disruption
Our assets and operations, as well as our customers’ assets and operations, can be affected by weather and other natural phenomena.
Our assets and operations, especially those located offshore, and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.
Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At December 31, 2016, we were owned indirectly by Williams Partners L.P., and Williams owned an approximate 60 percent interest in Williams Partners, L.P., comprised of an approximate 58 percent limited partner interest and all of Williams Partners L.P.’s 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
Distributions totaling $440 million were declared and paid by us to our parent during the year ended December 31, 2016. An additional distribution of $100 million was declared and paid by us to our parent in January 2017. Distributions totaling $536 million were declared and paid by us to our parent during the year ended December 31, 2015.
In the year ended December 31, 2016, our parent made contributions totaling $502 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2017, our parent made an additional $110 million contribution to us. In the year ended December 31, 2015, our parent made contributions to us totaling $652 million.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $351.1 million at December 31, 2016. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $458.5 million at December 31, 2016. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Consolidated Financial Statements.
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
In December 2010 we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Due to the leak at this cavern, damage to the well at an adjacent cavern, and operating problems at two other caverns constructed at about the same time, we determined that the four caverns should be retired, which was completed in 2014. In addition, further studies have indicated the need for capital improvements over the next several years of the remaining three caverns. As a result, we performed an assessment of our Eminence storage field for impairment as of December 31, 2016. The carrying value at that date was $90 million. These events have not affected the performance of our obligations under our service agreements with our customers. However, judgments and assumptions are inherent in our estimate of future cash flows used to evaluate Eminence. In our evaluation, our estimate of the undiscounted cash flows of Eminence exceeded its carrying value, and thus no impairment loss was recognized in 2016. If our estimates of revenues were to significantly decrease, it could result in an impairment of this asset.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2016 and 2015. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
2016 COMPARED TO 2015
Operating Income and Net Income
Operating Income for 2016 was $599.1 million compared to $587.2 million for 2015. Net Income for 2016 was $523.4 million compared to $575.5 million for 2015. The increase in Operating Income of $11.9 million (2.0 percent) was primarily due to higher Natural gas transportation revenues in 2016 compared to 2015, partly offset by a decrease in Natural gas storage revenues in 2016 compared to 2015, as discussed below, and by an increase in Operating Costs and Expenses in 2016 compared to 2015, as discussed below. The decrease in Net Income of $52.1 million (9.1 percent) was mostly attributable to higher interest expense - other in Other (Income) and Other Expenses, partly offset by an increase in Operating Income, as discussed below.
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
Operating Revenues
Natural gas sales decreased $39.1 million (31.8 percent) to $86.7 million for 2016 when compared to 2015. The decrease was primarily due to lower cash-out sales. Cash-out sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for 2016 was $1,397.3 million compared to $1,318.7 million for 2015. The $78.6 million (6.0 percent) increase was primarily due to higher transportation reservation revenues related to new incremental projects of $102.1 million, (primarily due to $44.5 million from our Leidy Southeast project placed in partial service in March 2015 and fully placed in service in January 2016, $30.1 million from our Rockaway project placed in service in May 2015 and $16.0 million from our Virginia Southside project placed in partial service in December 2014 and fully placed in service in September 2015), and $3.0 million due to an extra billable day in 2016 due to leap year, partially offset by $15.8 million lower commodity revenues, $3.0 million lower revenues which recover electric power costs, $2.7 million lower firm transportation backhaul revenues and $1.9 million lower short term firm transportation revenues. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
Natural gas storage for 2016 was $122.6 million compared to $138.0 million for 2015. The $15.4 million (11.2 percent) decrease was due to an accrual for Washington Storage Service potential refunds (See Note 2 of Notes to Consolidated Financial Statements).

Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $50.7 million (5.8 percent) from the comparable period in 2015. This increase was primarily attributable to:

•	A $29.8 million (10.7 percent) increase in Depreciation and amortization costs primarily due to $26.2 million related to the additional assets placed into service in 2015 and the first half of 2016;

•
A $28.6 million (9.9 percent) increase in Operation and maintenance costs primarily resulting from a $26.1 million increase in contractual services (primarily due to $21.9 million for general maintenance, hydrostatic and other testing on our pipeline and $2.1 million related to the Station 62 Incident).

•	A $10.5 million (21.2 percent) increase in Taxes-other than income taxes primarily due to higher property taxes as a result of additional assets placed into service in 2015;

•	Partially offset by an $10.7 million (6.0 percent) decrease in Administrative and general costs primarily due to decreased charges for Corporate administrative services; and

•
A $6.8 million (25.7 percent) decrease in Cost of natural gas transportation resulting from $3.7 million lower fuel costs and $3.0 million lower electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

Other (Income) and Other Expenses
Other (income) and other expenses in 2016 had an unfavorable change of $64.0 million (547.0 percent) over 2015 primarily due to a $68.4 million increase in interest expense due to the issuance of debt in January 2016.

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
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On January 22, 2016, we completed a private placement of $1 billion in aggregate principal amount of 7.85 percent senior unsecured notes due 2026. We used the net proceeds from the offering to repay indebtedness, including our $200 million of 6.4 percent notes due upon their maturity on April 15, 2016, and to fund capital expenditures. The notes issued in January 2016 were the subject of a registration rights agreement. In January 2017, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act.
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
We are a participant in WPZ's cash management program, and we make advances to and receive advances from WPZ. At December 31, 2016, our advances to WPZ totaled approximately $811.7 million. These advances are represented by demand notes. The increase in 2016 of these advances primarily resulted from the issuance of $1 billion of 7.85 percent senior unsecured notes in January 2016, partly offset by the retirement of our $200 million of 6.4 percent notes that matured in April 2016.
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
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2017 capital expenditures will be approximately $1.7 billion. Of this total, approximately $1.6 billion is considered nondiscretionary due to legal, regulatory, and/or contractual requirements, primarily due to expansion projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2016, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2016. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2016	Expected Maturity Date
	2017	2018	2019	2020
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$250	$—	$—
Interest rate	6.57%	6.61%	6.64%	6.64%

December 31, 2016	Expected Maturity Date
	2021	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$—	$1,983	$2,233	$2,508
Interest rate	6.64%	5.60%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Management Committee of Transcontinental Gas Pipe Line Company, LLC
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Company, LLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 22, 2017

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
Operating Revenues:
Natural gas sales	$86,720	$125,774	$121,397
Natural gas transportation	1,397,341	1,318,656	1,166,244
Natural gas storage	122,555	137,983	140,344
Other	9,519	10,106	5,152
Total operating revenues	1,616,135	1,592,519	1,433,137

Operating Costs and Expenses:
Cost of natural gas sales	86,720	125,774	121,397
Cost of natural gas transportation	19,689	26,501	31,629
Operation and maintenance	316,989	288,386	271,603
Administrative and general	168,759	179,489	183,760
Depreciation and amortization	307,707	277,850	270,181
Taxes — other than income taxes	60,119	49,567	44,521
Other expense, net	57,064	57,800	37,208
Total operating costs and expenses	1,017,047	1,005,367	960,299

Operating Income	599,088	587,152	472,838

Other (Income) and Other Expenses:
Interest expense - affiliate	60	64	70
- other	151,234	82,774	84,917
Interest income - affiliate	(2,201)	(28)	(49)
- other	(2,185)	(1,933)	(1,782)
Allowance for equity and borrowed funds used during construction (AFUDC)	(68,964)	(63,072)	(25,046)
Equity in earnings of unconsolidated affiliates	(5,914)	(5,593)	(5,783)
Miscellaneous other (income) expenses, net	3,683	(517)	(2,373)
Total other (income) and other expenses	75,713	11,695	49,954

Net Income	523,375	575,457	422,884

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $167, $316, and $344 for the years ended December 31, 2016, 2015, and 2014, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	41	84	143

Comprehensive Income	$523,416	$575,541	$423,027
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade, less allowance of $0 ($13 in 2015)	141,726	134,834
Affiliates	489	1,084
Advances to affiliate	811,693	64,608
Other	2,589	15,422
Transportation and exchange gas receivables	1,827	2,427
Inventories:
Gas in storage, at original cost	786	780
Gas available for customer nomination, at average cost	17,233	19,838
Materials and supplies, at lower of average cost or market	37,190	36,223
Regulatory assets	87,059	79,575
Other	13,305	15,297
Total current assets	1,113,897	370,088

Investments, at cost plus equity in undistributed earnings	42,403	45,078

Property, Plant and Equipment:
Natural gas transmission plant	11,996,454	10,863,944
Less-Accumulated depreciation and amortization	3,687,473	3,471,775
Total property, plant and equipment, net	8,308,981	7,392,169

Other Assets:
Regulatory assets	264,001	263,730
Other	102,198	73,814
Total other assets	366,199	337,544

Total assets	$9,831,480	$8,144,879
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2016	2015
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Trade	$211,829	$194,081
Affiliates	29,455	38,243
Cash overdrafts	40,043	28,969
Transportation and exchange gas payables	1,571	1,355
Accrued liabilities:
Property and other taxes	13,594	12,661
Interest	49,900	19,894
Regulatory liabilities	9,120	3,536
Customer deposits	47,049	12,778
Customer advances	34,923	20,999
Asset retirement obligations	26,934	23,192
Other	16,177	16,170
Total current liabilities	480,595	371,878

Long-Term Debt	2,210,754	1,419,574

Other Long-Term Liabilities:
Asset retirement obligations	248,518	299,834
Regulatory liabilities	449,391	382,325
Advances for construction costs	283,028	97,790
Transportation prepayments	11,837	12,806
Other	6,088	4,819
Total other long-term liabilities	998,862	797,574

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,678,499	3,176,499
Retained earnings	2,462,760	2,379,385
Accumulated other comprehensive loss	10	(31)
Total owner’s equity	6,141,269	5,555,853

Total liabilities and owner’s equity	$9,831,480	$8,144,879

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
Member's Capital:
Balance at beginning of period	$3,176,499	$2,524,499	$2,257,499
Cash contributions from parent	502,000	652,000	267,000
Balance at end of period	3,678,499	3,176,499	2,524,499
Retained Earnings:
Balance at beginning of period	2,379,385	2,339,928	2,328,044
Net income	523,375	575,457	422,884
Cash distributions to parent	(440,000)	(536,000)	(411,000)
Balance at end of period	2,462,760	2,379,385	2,339,928
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(31)	(115)	(258)
Equity interest in unrealized gain (loss) on interest rate hedge	41	84	143
Balance at end of period	10	(31)	(115)

Total Owner's Equity	$6,141,269	$5,555,853	$4,864,312

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$523,375	$575,457	$422,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,707	277,850	269,395
Allowance for equity funds used during construction (equity AFUDC)	(56,468)	(48,435)	(18,701)
Changes in operating assets and liabilities:
Receivables — affiliates	595	(430)	1,947
— trade and other	5,941	(19,521)	17,437
Transportation and exchange gas receivable	600	1,058	3,272
Regulatory assets - current	(7,484)	(1,765)	(40,290)
Regulatory assets - non-current	(271)	(24,650)	17,532
Inventories	1,632	9,858	(19,167)
Payables — affiliates	(10,909)	2,676	9,420
— trade	29,375	(2,077)	32,618
Accrued liabilities	74,759	(10,015)	(39,450)
Asset retirement obligations - non-current	31,114	19,022	30,840
Asset retirement obligation - removal costs	(4,911)	(3,097)	(12,824)
Reserve for rate refunds	—	—	(98,217)
Other, net	32,030	45,007	7,954
Net cash provided by operating activities	927,085	820,938	584,650

Cash flows from financing activities:
Proceeds from long-term debt	998,250	—	—
Retirement of long-term debt	(200,000)	—	—
Payments for debt issuance costs	(8,381)	—	—
Cash distributions to parent	(440,000)	(536,000)	(411,000)
Cash contributions from parent	502,000	652,000	267,000
Other, net	—	—	22,329
Net cash provided by (used in) financing activities	851,869	116,000	(121,671)
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(1,213,969)	$(1,270,860)	$(724,163)
Contributions and advances for construction costs	216,447	85,901	57,817
Disposal of property, plant and equipment, net	(12,529)	(12,358)	(7,532)
Advances to affiliate, net	(747,085)	242,302	219,470
Return of capital from unconsolidated affiliates	2,767	2,015	2,333
Purchase of ARO Trust investments	(70,901)	(64,087)	(52,038)
Proceeds from sale of ARO Trust investments	44,195	43,284	38,691
Proceeds from insurance	2,121	35,132	—
Other, net	—	1,560	2,503
Net cash used in investing activities	(1,778,954)	(937,111)	(462,919)

Increase (decrease) in cash	—	(173)	60
Cash at beginning of period	—	173	113
Cash at end of period	$—	$—	$173

____________________________
* Increase to property, plant and equipment, net of equity AFUDC	$(1,200,696)	$(1,222,292)	$(807,232)
Changes in related accounts payable and accrued liabilities	(13,273)	(48,568)	83,069
Property, plant and equipment additions, net of equity AFUDC	$(1,213,969)	$(1,270,860)	$(724,163)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$103,391	$66,489	$77,304
Income taxes	828	1,161	864

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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners, L.P. At December 31, 2016, Williams owned an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
Transco is a single member limited liability company, and as such, single member losses are limited to the amount of its investment.
Related Party Transaction
A former member of Williams' Board of Directors, who was elected in 2013 and resigned during 2016, is also the current chairman, president, and chief executive officer of Public Service Enterprise Group, an energy services company that is a customer of ours. This board member does not have any material interest in any transactions between the energy services company and us and he had no role in any such transactions. (See Note 7.)
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

Basis of Presentation
Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2016, the remaining property, plant and equipment allocation was approximately $0.6 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2016 and December 31, 2015 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $8.6 million, $7.6 million, and $9.1 million in 2016, 2015 and 2014, respectively. Included in the distributions are $2.8 million, $2.0 million and $2.3 million return of capital in 2016, 2015 and 2014, respectively.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2016, 2015 and 2014 are as follows:

Category of Property	2016-2014

Gathering facilities	1.35% - 2.50%
Storage facilities	2.10% - 2.25%
Onshore transmission facilities	2.61% - 5.00%
Offshore transmission facilities	1.20% - 1.20%
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $12.5 million, $14.6 million and $6.3 million, for 2016, 2015 and 2014, respectively. The allowance for equity funds was $56.5 million, $48.4 million, and $18.7 million, for 2016, 2015 and 2014, respectively.
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2016 and 2015. We utilize the average cost method of accounting for gas imbalances.

Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2016 and 2015, Gas in Storage, at LIFO, was zero. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at lower of average cost or market. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2016 and 2015.
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
Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We are evaluating the impact of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-13 requires varying transition methods for the different categories of amendments. We do not expect ASU 2016-13 to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.
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
We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration, and the accounting for contributions in aid of construction. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of December 31, 2016, we have accrued a liability for potential refunds of $18.7 million, consisting of a $15.3 million charge to revenue and $3.4 million of interest expense.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2016, we had a balance of approximately $4.2 million for the expense portion of these estimated costs recorded in current liabilities ($2.1 million) and other long-term liabilities ($2.1 million) in the accompanying Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $2.9 million for the expense portion of these estimated costs recorded in current liabilities ($1.4 million) and other long-term liabilities ($1.5 million) in the accompanying Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. At December 31, 2016, we had a balance of approximately $2.5 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($1.3 million) in the accompanying Consolidated Balance Sheet. At December 31, 2015, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.4 million) in the accompanying Consolidated Balance Sheet.
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $84 million at December 31, 2016.

3. DEBT, FINANCING ARRANGEMENTS AND LEASES
Long-Term Debt
At December 31, 2016 and 2015, long-term debt issues were outstanding as follows (in thousands):

	2016	2015
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
6.4% due 2016	—	200,000
6.05% due 2018	250,000	250,000
7.85% due 2026	1,000,000	—
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
Total notes	2,025,000	1,225,000

Total long-term debt issues	2,232,500	1,432,500
Unamortized debt issuance costs	(16,408)	(9,069)
Unamortized debt premium and discount, net	(5,338)	(3,857)

Total long-term debt	$2,210,754	$1,419,574
Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2016, for the next five years, are as follows (in thousands):

2018: 6.05% Notes	$250,000
There are no maturities applicable to long-term debt outstanding for the years 2017, 2019, 2020 and 2021.
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2016, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85% Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.
Issuance and Retirement of Long-Term Debt
On January 22, 2016, we issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. A portion of these proceeds was used to retire our $200 million of 6.4 percent notes that matured on April 15, 2016. We used the remainder for funding of capital expenditures. As part of the new issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. We were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. In January 2017, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act.
Credit Facility
On February 2, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one year period to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2016, no letters of credit have been issued and no loans to WPZ were outstanding under the credit facility. On December 18, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Amendment No. 1 to Second Amended & Restated Credit Agreement modifying the thresholds specified in the covenant related to the maximum ratio of WPZ's consolidated indebtedness to consolidated EBITDA.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.75 to 1.0 for the quarters ending December 31, 2015, March 31, 2016 and June 30, 2016. The ratio must be no greater than 5.5 to 1.0 for the quarters ending September 30, 2016 and December 31, 2016. The ratio must be no greater than 5.0 to 1.0 for the quarter ending March 31, 2017 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the ratio must be no greater than 5.50 to 1.0. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2016, we are in compliance with this financial covenant.
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
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the WPZ/ACMP merger and to allow a maximum outstanding of $3 billion. At December 31, 2016, WPZ had $93 million in outstanding commercial paper.
Lease Obligations
The future minimum lease payments under our various operating leases are as follows (in thousands):

2017	$13,535
2018	13,539
2019	11,114
2020	11,085
2021	3,268
Thereafter	1,763
Total net minimum obligations	$54,304
Our lease expense was $10.6 million in 2016, $10.7 million in 2015, and $11.1 million in 2014.

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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	December 31, 2016		December 31, 2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$5.0	$5.0	$3.2	$3.2
U.S. Equity Funds	29.4	36.5	19.2	22.9
International Equity Funds	19.2	18.6	16.1	15.0
Municipal Bond Funds	36.7	36.3	25.1	25.6
Total	$90.3	$96.4	$63.6	$66.7
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96.4	$96.4	$96.4	$—	$—

Additional disclosures:
Notes receivable	—	—	—	—	—
Long-term debt	(2,210.8)	(2,507.5)	—	(2,507.5)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$66.7	$66.7	$66.7	$—	$—

Additional disclosures:
Notes receivable	1.1	1.1	—	1.1	—
Long-term debt	(1,419.6)	(1,244.1)	—	(1,244.1)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the year ended December 31, 2016 or 2015.
6. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $8.7 million, $13.5 million and $11.9 million for 2016, 2015, and 2014, respectively.

Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments. The amount of deferred pension collections recorded as a regulatory liability at December 31, 2016 and 2015 were $21.3 million and $8.0 million, respectively.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries, are eligible for subsidized retiree health care benefits. We recognized other postretirement benefit income of $12.0 million, $11.9 million, and $13.7 million for 2016, 2015, and 2014, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2016 and 2015 are $63.0 million and

$51.0 million, respectively. These amounts are comprised of amounts being deferred for future rate treatment of $52.0 million and $37.4 million at December 31, 2016 and 2015, respectively, and amounts of $11.0 million and $13.6 million being amortized over a period of approximately 8 years per Docket No. RP12-993 at December 31, 2016 and 2015, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $6.5 million in 2016, $6.6 million in 2015 and $6.4 million in 2014 for Williams’ company matching contributions to this plan.
Employee Stock-Based Compensation Plan Information
The Williams Companies, Inc. 2007 Incentive Plan, as subsequently amended and restated, (Plan) provides for Williams’ common stock based awards to both employees and non-management directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.
Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 was $4.0 million, $4.0 million and $3.0 million, respectively, excluding amounts allocated from WPZ and Williams.
7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from three of our major customers in 2016, 2015 and 2014 are as follows (in millions):

	2016	2015	2014
Duke Energy Corporation	$178.9	$94.6	$91.5
National Grid	166.3	129.6	91.2
Public Service Enterprise Group	143.6	110.2	115.3
Affiliates
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2016 and 2015, our advances to WPZ totaled approximately $811.7 million and $64.6 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At December 31, 2016, the interest rate was 0.39 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2016, 2015 and 2014 are revenues received from affiliates of $11.2 million, $4.6 million, and $8.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2016, 2015 and 2014 is purchased gas cost from affiliates of $4.3 million, $6.0 million, and $10.5 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $318.4 million, $327.1 million, and $310.1 million during 2016, 2015 and 2014, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income. The amount billed to us during 2016 includes $7.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $4.3 million, $5.7 million, and $6.6 million in 2016, 2015 and 2014, respectively. Pursuant to construction agreements, we received pre-payments from WFS of $5.0 million during 2014 associated with capital projects. In 2015, we acquired certain assets from WFS for $1.9 million.
We made equity distributions of $440 million, $536 million and $411 million during 2016, 2015 and 2014, respectively. In January 2017, an additional distribution of $100 million was declared and paid.
During 2016, 2015 and 2014, our parent made contributions totaling $502 million, $652 million and $267 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment. In January 2017, our parent made an additional $110 million contribution to us.
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
During 2016 and 2015, our overall asset retirement obligation changed as follows (in thousands):

	2016	2015
Beginning balance	$323,026	$296,475
Accretion	35,740	25,178
New obligations	7,995	256
Changes in estimates of existing obligations (1)	(85,514)	3,691
Property dispositions/obligations settled	(5,795)	(2,574)
Ending balance	$275,452	$323,026

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The changes in estimates of existing obligations reflect a decrease of $86 million for 2016 and an increase of $4 million for 2015. The decrease in 2016 is due primarily to revisions in the estimated remaining life of assets and the current estimate to the inflation rate. The increase in 2015 is primarily due to current estimates for removal costs, inflation rate, and discount rates.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Under our current rate settlement our annual funding obligation is approximately $36.4 million, with installments to be deposited monthly (See Note 4).

9. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2016 and December 31, 2015 are as follows (in millions):

Regulatory Assets	2016	2015
Grossed-up deferred taxes on equity funds used during construction	$73.2	$75.8
Asset retirement obligations	117.2	113.5
Asset retirement costs - Eminence	53.9	58.8
Deferred taxes	4.8	5.9
Deferred cash out	48.2	43.9
Fuel cost	51.3	43.8
Other	2.5	1.6
Total Regulatory Assets	$351.1	$343.3

Regulatory Liabilities	2016	2015
Negative salvage	$357.1	$318.3
Sentinel meter station depreciation	6.2	6.0
Postretirement benefits other than pension	63.0	51.0
Electric power cost	6.3	0.8
Pension - deferred collections	21.3	8.0
Deferred gas costs	4.5	1.6
Other	0.1	0.2
Total Regulatory Liabilities	$458.5	$385.9
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
Asset retirement obligations: Regulatory asset balance established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates (See Note 8).
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
Postretirement benefits: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any difference between the annual actuarially determined cost and the amount recovered in rates is recorded as a regulatory asset or liability to be collected or refunded through future rate adjustments. These amounts are not included in the rate base (See Note 6).
Electric power cost: This amount represents the difference between the electric power costs recovered from our customers and the electric power costs incurred in operations. These amounts are not included in the rate base but are expected to be recovered/refunded in subsequent annual electric power tracker filing periods.
Pension - deferred collections: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments (See Note 6).
10. OTHER
During 2016, we capitalized $1.4 million of project feasibility cost associated with one project, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development. During 2014, we capitalized $3.5 million of project feasibility costs associated with various projects, which had been expensed in prior periods in Other expense, net, upon determining that the projects were probable of development.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2016	First (1)	Second	Third	Fourth
Operating revenues	$395,866	$393,017	$412,849	$414,403
Operating expenses	242,691	245,375	264,686	264,295
Operating income	153,175	147,642	148,163	150,108
Interest expense	38,822	37,817	37,318	37,337
Other (income) and deductions, net	(10,365)	(18,015)	(21,068)	(26,133)
Net income	124,718	127,840	131,913	138,904
Equity interest in unrealized gain (loss) on interest rate hedge	(234)	(50)	156	169
Comprehensive income	$124,484	$127,790	$132,069	$139,073

2015	First	Second	Third	Fourth
Operating revenues	$380,023	$390,921	$414,568	$407,007
Operating expenses	246,205	243,859	257,480	257,823
Operating income	133,818	147,062	157,088	149,184
Interest expense	20,807	20,656	20,675	20,700
Other (income) and deductions, net	(15,807)	(16,391)	(19,094)	(19,851)
Net income	128,818	142,797	155,507	148,335
Equity interest in unrealized gain (loss) on interest rate hedge	(53)	50	(167)	254
Comprehensive income	$128,765	$142,847	$155,340	$148,589

(1)
Includes $15.0 million decrease to operating revenues to establish an accrual for Washington Storage Service potential refunds. Includes $6.3 million increase to operating expenses for severance related costs. Includes $2.9 million increase to interest expense related to interest on potential refunds for Washington Storage Services.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President – Atlantic-Gulf and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
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
Items 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2016	2015
Audit fees	$1,314	$1,460
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	78
Total fees	$1,314	$1,538
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.
As a wholly owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2016 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on http://investor.williams.com.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2016 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	28

Consolidated Balance Sheet as of December 31, 2016 and 2015	29

Consolidated Statement of Owner’s Equity for the Years Ended December 31, 2016, 2015 and 2014	31

Consolidated Statement of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	32

Notes to Consolidated Financial Statements	34

Not covered by Report of Independent Registered Public Accounting Firm:

Quarterly Financial Data (Unaudited)	50

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

2
Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.1
Certificate of Formation executed as of December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

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
Date: February 22, 2017
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
Date: February 22, 2017

INDEX OF EXHIBITS

Exhibit Number	Description

2
Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.1
Certificate of Formation executed as of December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

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