Form 10-Q
period 2017-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2017-05-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply and demand; and

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions and the availability of adequate insurance coverage for such interruptions;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Revenues:
Natural gas sales	$15,095	$16,293
Natural gas transportation	362,565	358,168
Natural gas storage	34,889	19,922
Other	1,167	1,483
Total operating revenues	413,716	395,866

Operating Costs and Expenses:
Cost of natural gas sales	15,095	16,293
Cost of natural gas transportation	5,007	6,071
Operation and maintenance	72,713	68,223
Administrative and general	44,116	47,527
Depreciation and amortization	77,478	77,685
Taxes — other than income taxes	16,908	15,401
Other expense, net	15,222	11,491
Total operating costs and expenses	246,539	242,691

Operating Income	167,177	153,175

Other (Income) and Other Expenses:
Interest expense	37,257	38,822
Allowance for equity and borrowed funds used during construction (AFUDC)	(23,030)	(10,273)
Equity in earnings of unconsolidated affiliates	(1,021)	(1,560)
Miscellaneous other (income) expenses, net	(885)	1,468
Total other (income) and other expenses	12,321	28,457

Net Income	154,856	124,718

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $15 for 2017 and $53 for 2016 of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	35	(234)

Comprehensive Income	$154,891	$124,484

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	941	489
Advances to affiliate	719,960	811,693
Trade and other	138,084	144,315
Transportation and exchange gas receivables	3,294	1,827
Inventories	69,579	55,209
Regulatory assets	90,451	87,059
Other	7,340	13,305
Total current assets	1,029,649	1,113,897

Investments, at cost plus equity in undistributed earnings	40,860	42,403

Property, Plant and Equipment:
Natural gas transmission plant	12,440,120	11,996,454
Less-Accumulated depreciation and amortization	3,741,959	3,687,473
Total property, plant and equipment, net	8,698,161	8,308,981

Other Assets:
Regulatory assets	260,316	264,001
Other	119,495	102,198
Total other assets	379,811	366,199

Total assets	$10,148,481	$9,831,480

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$28,391	$29,455
Trade and other	309,011	251,872
Transportation and exchange gas payables	1,423	1,571
Accrued liabilities	132,427	197,697
Total current liabilities	471,252	480,595

Long-Term Debt	2,211,069	2,210,754

Other Long-Term Liabilities:
Asset retirement obligations	272,414	248,518
Regulatory liabilities	467,916	449,391
Advances for construction costs	401,416	283,028
Transportation prepayments	11,599	11,837
Other	6,655	6,088
Total other long-term liabilities	1,160,000	998,862

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,788,499	3,678,499
Retained earnings	2,517,616	2,462,760
Accumulated other comprehensive income	45	10
Total owner’s equity	6,306,160	6,141,269

Total liabilities and owner’s equity	$10,148,481	$9,831,480

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$154,856	$124,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	77,478	77,685
Allowance for equity funds used during construction (equity AFUDC)	(18,366)	(8,135)
Changes in operating assets and liabilities:
Receivables — affiliates	(452)	449
— trade and other	6,231	15,720
Transportation and exchange gas receivable	(1,467)	722
Inventories	(14,370)	(7,360)
Payables — affiliates	(1,064)	(5,407)
— trade	(11,738)	(4,185)
Accrued liabilities	(71,928)	4,791
Asset retirement obligations - non-current	24,670	15,331
Asset retirement obligations - removal costs	(222)	(990)
Other, net	6,945	10,012
Net cash provided by operating activities	150,573	223,351

Cash flows from financing activities:
Proceeds from long-term debt	—	998,250
Payments for debt issuance costs	(13)	(8,235)
Cash distributions to parent	(100,000)	(175,000)
Cash contributions from parent	110,000	112,000
Net cash provided by financing activities	9,987	927,015

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(374,220)	(230,968)
Contributions and advances for construction costs	131,874	57,196
Disposal of property, plant and equipment, net	(2,131)	(349)
Advances to affiliate, net	91,733	(964,646)
Return of capital from unconsolidated affiliates	1,225	883
Purchase of ARO Trust investments	(22,418)	(33,321)
Proceeds from sale of ARO Trust investments	10,177	18,718
Proceeds from insurance	3,200	2,121
Net cash used in investing activities	(160,560)	(1,150,366)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(434,824)	$(264,841)
Changes in related accounts payable and accrued liabilities	60,604	33,873
Property, plant and equipment additions, net of equity AFUDC	$(374,220)	$(230,968)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At March 31, 2017, Williams owns a 74 percent limited partner interest in WPZ.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2017 and December 31, 2016 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.6 million and $2.3 million in the three months ended March 31, 2017 and March 31, 2016, respectively. Included in the distributions are $1.2 million and $0.9 million return of capital in 2017 and 2016, respectively.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of this new standard to contracts involving easement/rights-of-way.
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
We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of March 31, 2017, we have accrued a liability for potential refunds of $18.9 million.

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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2017, we had a balance of approximately $4.1 million for the expense portion of these estimated costs recorded in current liabilities ($2.1 million) and other long-term liabilities ($2.0 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $4.2 million for the expense portion of these estimated costs recorded in current liabilities ($2.1 million) and other long-term liabilities ($2.1 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At March 31, 2017, we had a balance of approximately $2.2 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($1.0 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $2.5 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($1.3 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2017, no letters of credit have been issued and no loans to WPZ were outstanding under the credit facility.

WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2017, no commercial paper was outstanding under the commercial paper program.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	March 31, 2017		December 31, 2016
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$10.2	$10.2	$5.0	$5.0
U.S. Equity Funds	32.3	41.4	29.4	36.5
International Equity Funds	19.2	20.1	19.2	18.6
Municipal Bond Funds	40.8	40.6	36.7	36.3
Total	$102.5	$112.3	$90.3	$96.4

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$112.3	$112.3	$112.3	$—	$—

Additional disclosures:
Long-term debt	(2,211.1)	(2,580.3)	—	(2,580.3)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96.4	$96.4	$96.4	$—	$—

Additional disclosures:
Long-term debt	(2,210.8)	(2,507.5)	—	(2,507.5)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2017 or 2016.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2017 and December 31, 2016, our advances to WPZ totaled approximately $720.0 million and $811.7 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At March 31, 2017, the interest rate was 0.57 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $3.3 million and $1.2 million for the three months ended March 31, 2017 and 2016. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.1 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $82.4 million and $82.9 million in the three months ended March 31, 2017 and 2016, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the three months ended March 31, 2016, includes $6.3 million for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
We made equity distributions totaling $100.0 million and $175.0 million during the three months ended March 31, 2017 and 2016, respectively. During April 2017, we made an additional distribution of $110.0 million. Our parent made contributions to us totaling $110.0 million and $112.0 million in the three months ended March 31, 2017 and 2016, respectively, to fund a portion of our expenditures for additions to property, plant and equipment.
7. OTHER
For the three months ended March 31, 2016, we capitalized $1.4 million of project feasibility cost associated with one project, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.
The Advances for construction costs on the accompanying Condensed Consolidated Balance Sheet are associated with advances received from third parties related to construction costs on the Atlantic Sunrise and Dalton projects. This balance increases as we receive additional advances. After construction of the respective projects is completed, the related liabilities will be reduced by payments we make to the third parties under terms of the applicable lease agreements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2016 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the three months ended March 31, 2017 was $167.2 million compared to $153.2 million for the three months ended March 31, 2016. Net Income for the three months ended March 31, 2017 was $154.9 million compared to $124.7 million for the three months ended March 31, 2016. The increase in Operating Income of $14.0 million (9.1 percent) was primarily due to higher Natural gas transportation and Natural gas storage revenues in the first three months of 2017 compared to the same period in 2016, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net Income of $30.2 million (24.2 percent) was mostly attributable to the increase in Operating Income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas transportation for the three months ended March 31, 2017 increased $4.4 million (1.2 percent) over the same period in 2016. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $12.8 million (primarily due to $9.3 million from our Gulf Trace project placed in service in February 2017, and $3.5 million from our Rock Springs project placed in service in August 2016), partially offset by $3.6 million due to one less billable day in 2017 compared to 2016, $3.0 million lower commodity revenues, and $1.8 million lower firm transportation backhaul revenues.
Natural gas storage increased $15.0 million (75.4 percent) for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to the absence of an accrual for Washington Storage Service potential refunds recorded in 2016.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $15.1 million for the three months ended March 31, 2017 and $16.3 million for the comparable period in 2016, our operating costs and expenses for the three months ended March 31, 2017 increased approximately $5.0 million (2.2 percent) from the comparable period in 2016. This increase was primarily attributable to:

•
A $4.5 million (6.6 percent) increase in Operation and maintenance costs. We have incurred higher costs for pipeline integrity, general maintenance and other testing on our pipeline of $6.8 million. Also contributing to the increase is $1.3 million in license, fees and permits due to timing, partly offset by lower labor and benefits costs of $3.9 million;

•
A $3.7 million (32.2 percent) increase in Other expense, net primarily due to a $2.5 million unfavorable change in the deferral of ARO-related depreciation to a regulatory asset and an $1.7 million increase in project development costs mostly due to the absence of capitalization of $1.4 million of previously expensed feasibility costs recorded in 2016; and

•
Partially offset by a $3.4 million (7.2 percent) decrease in Administrative and general costs primarily due to $1.1 million decreased in labor and benefits costs, $1.4 million decrease in external legal expenses and $0.8 million decrease in charges for Corporate administrative services.

Other (Income) and Other Expenses
Other (income) and other expenses for the three months ended March 31, 2017 had a favorable change of $16.2 million (56.8 percent) over the same period in 2016 primarily due to $12.7 million increase in Allowance for equity and borrowed funds used during construction (AFUDC) mainly due to increased projects and $2.4 million favorable change in Miscellaneous other (income) expenses, net mainly due to certain project related tax reimbursements.

Pipeline Expansion Projects
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
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a proposed new interconnection with the Sabal Trail project in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the first phase of the project have been received. We plan to place a portion of the initial phase of the project into service in the second quarter of 2017 and the remainder of the initial phase into service in the third quarter of 2017. The in-service date of the second phase of the project is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
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
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Zone 6 Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the project have been received. We plan to place the initial phase of the project into service during the third quarter of 2017 and the remaining portion of the project into service during the second quarter of 2018. The project is expected to increase capacity by 180 Mdth/d.
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. The FERC certificate and other regulatory approvals necessary to commence construction of the project have been received. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the interconnection with Gulf South at Holmesville in Mississippi) on an interim basis, until the in-service date of the project as a whole. We plan to place the full project into service during the third quarter of 2017, and it is expected to increase capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. In February 2017, we received approval from the FERC for the project. On April 19, 2017, we filed a request with the FERC for approval of an approximately six-mile route variance for the greenfield pipeline, which the FERC is treating as an application to amend our certificate for the project. We expect to place a portion of the mainline project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point. We filed an application with the FERC in March 2017 for approval of the project. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 4, 2017	By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to our Form 10-K and incorporated herein by reference).

3.1	Certificate of Formation dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to our Form 10-K and incorporated herein by reference).

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