Form 10-Q
period 2017-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2017-08-03
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply and demand; and

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and development hazards, unforeseen interruptions, and the availability of adequate insurance coverage for such interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Natural gas sales	$33,009	$19,937	$48,104	$36,230
Natural gas transportation	365,246	338,375	727,811	696,543
Natural gas storage	33,935	34,135	68,824	54,057
Other	312	570	1,479	2,053
Total operating revenues	432,502	393,017	846,218	788,883

Operating Costs and Expenses:
Cost of natural gas sales	33,009	19,937	48,104	36,230
Cost of natural gas transportation	4,447	4,741	9,454	10,812
Operation and maintenance	82,100	73,836	154,813	142,059
Administrative and general	44,794	37,866	88,910	85,393
Depreciation and amortization	79,064	76,670	156,542	154,355
Taxes — other than income taxes	16,890	15,169	33,798	30,570
Other expense, net	14,415	17,156	29,637	28,647
Total operating costs and expenses	274,719	245,375	521,258	488,066

Operating Income	157,783	147,642	324,960	300,817

Other (Income) and Other Expenses:
Interest expense	37,236	37,817	74,493	76,639
Allowance for equity and borrowed funds used during construction (AFUDC)	(25,419)	(15,461)	(48,449)	(25,734)
Equity in earnings of unconsolidated affiliates	(1,389)	(1,432)	(2,410)	(2,992)
Miscellaneous other (income) expenses, net	(4,313)	(1,122)	(5,198)	346
Total other (income) and other expenses	6,115	19,802	18,436	48,259

Net Income	151,668	127,840	306,524	252,558

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $22 and $46 for the three months ended and $37 and $99 for the six months ended June 30, 2017 and June 30, 2016, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	1	(50)	36	(284)

Comprehensive Income	$151,669	$127,790	$306,560	$252,274

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	522	489
Advances to affiliate	541,052	811,693
Trade and other	142,526	144,315
Transportation and exchange gas receivables	3,109	1,827
Inventories	75,883	55,209
Regulatory assets	87,996	87,059
Other	13,289	13,305
Total current assets	864,377	1,113,897

Investments, at cost plus equity in undistributed earnings	40,001	42,403

Property, Plant and Equipment:
Natural gas transmission plant	12,818,521	11,996,454
Less-Accumulated depreciation and amortization	3,784,140	3,687,473
Total property, plant and equipment, net	9,034,381	8,308,981

Other Assets:
Regulatory assets	256,274	264,001
Other	123,693	102,198
Total other assets	379,967	366,199

Total assets	$10,318,726	$9,831,480

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$33,589	$29,455
Trade and other	330,828	251,872
Transportation and exchange gas payables	3,032	1,571
Accrued liabilities	177,184	197,697
Long-term debt due within one year	249,717	—
Total current liabilities	794,350	480,595

Long-Term Debt	1,961,684	2,210,754

Other Long-Term Liabilities:
Asset retirement obligations	266,332	248,518
Regulatory liabilities	483,608	449,391
Advances for construction costs	447,548	283,028
Transportation prepayments	11,358	11,837
Other	6,017	6,088
Total other long-term liabilities	1,214,863	998,862

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,788,499	3,678,499
Retained earnings	2,559,284	2,462,760
Accumulated other comprehensive income	46	10
Total owner’s equity	6,347,829	6,141,269

Total liabilities and owner’s equity	$10,318,726	$9,831,480

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$306,524	$252,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	156,542	154,355
Allowance for equity funds used during construction (equity AFUDC)	(37,260)	(20,888)
Changes in operating assets and liabilities:
Receivables — affiliates	(33)	(530)
— trade and other	1,789	16,896
Transportation and exchange gas receivable	(1,282)	(3,277)
Inventories	(20,674)	5,426
Payables — affiliates	4,134	(14,167)
— trade	(1,467)	5,985
Accrued liabilities	(29,703)	39,820
Asset retirement obligations - non-current	19,977	1,598
Asset retirement obligations - removal costs	(1,212)	(2,311)
Other, net	10,578	15,822
Net cash provided by operating activities	407,913	451,287

Cash flows from financing activities:
Proceeds from long-term debt	—	998,250
Retirement of long-term debt	—	(200,000)
Payments for debt issuance costs	(13)	(8,235)
Cash distributions to parent	(210,000)	(260,000)
Cash contributions from parent	110,000	222,000
Net cash provided by (used in) financing activities	(100,013)	752,015

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(740,079)	(572,667)
Contributions and advances for construction costs	194,108	115,931
Disposal of property, plant and equipment, net	(20,843)	(398)
Advances to affiliate, net	270,641	(731,244)
Return of capital from unconsolidated affiliates	2,100	1,448
Purchase of ARO Trust investments	(32,290)	(49,427)
Proceeds from sale of ARO Trust investments	15,263	30,934
Proceeds from insurance	3,200	2,121
Net cash used in investing activities	(307,900)	(1,203,302)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(807,408)	$(596,253)
Changes in related accounts payable and accrued liabilities	67,329	23,586
Property, plant and equipment additions, net of equity AFUDC	$(740,079)	$(572,667)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At June 30, 2017, Williams owns a 74 percent limited partner interest in WPZ.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2017 and December 31, 2016 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.8 million and $4.4 million in the six months ended June 30, 2017 and June 30, 2016, respectively. Included in the distributions are $2.1 million and $1.4 million return of capital in 2017 and 2016, respectively.
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
Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are in the process of reviewing contracts to identify leases, as well as evaluating the applicability of ASU 2016-02 to contracts involving easement/rights-of-way.
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
We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We are continuing our evaluation of the application of accounting for noncash consideration as it relates to certain contracts where we receive or retain natural gas as part of the service arrangement. We are unable to determine the potential impact upon the amount and timing of revenue recognition. We continue to evaluate and develop disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. If we are unsuccessful, refunds will be due within 60 days after a final FERC order no longer subject to rehearing. As of June 30, 2017, we have accrued a liability for potential refunds of $19.1 million.

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
In responding to the incident, we cooperated with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). On July 29, 2016, PHMSA issued a Notice of Probable Violation (NOPV), which includes a $1.6 million proposed civil penalty to us in connection with the incident. This penalty was accrued in the second quarter of 2016 and would not be covered by our insurance policies. We filed a response to the NOPV on August 25, 2016, and on July 14, 2017, PHMSA held a hearing on the NOPV.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2017, we had a balance of approximately $4.0 million for the expense portion of these estimated costs recorded in current liabilities ($2.1 million) and other long-term liabilities ($1.9 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $4.2 million for the expense portion of these estimated costs recorded in current liabilities ($2.1 million) and other long-term liabilities ($2.1 million) in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At June 30, 2017, we had a balance of approximately $1.9 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($0.7 million) in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $2.5 million of uncollected environmental related regulatory assets recorded in current assets ($1.2 million) and other assets ($1.3 million) in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-

borrowers. At June 30, 2017, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2017, no commercial paper was outstanding under the commercial paper program.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2017 is associated with the $250 million of 6.05 percent notes maturing on June 15, 2018.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	June 30, 2017		December 31, 2016
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$13.0	$13.0	$5.0	$5.0
U.S. Equity Funds	32.3	42.5	29.4	36.5
International Equity Funds	19.2	21.0	19.2	18.6
Municipal Bond Funds	42.8	43.0	36.7	36.3
Total	$107.3	$119.5	$90.3	$96.4

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$119.5	$119.5	$119.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(2,211.4)	(2,616.2)	—	(2,616.2)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96.4	$96.4	$96.4	$—	$—

Additional disclosures:
Long-term debt	(2,210.8)	(2,507.5)	—	(2,507.5)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2017 or 2016.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2017 and December 31, 2016, our advances to WPZ totaled approximately $541.1 million and $811.7 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2017, the interest rate was 0.83 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $3.1 million and $6.4 million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $4.1 million for the three and six months ended June 30, 2016, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.8 million and $1.9 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $1.5 million for the three and six months ended June 30, 2016, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $87.3 million and $169.7 million in the three and six months ended June 30, 2017, respectively and $73.4 million and $156.3 million in the three and six months ended June 30, 2016, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the six months ended June 30, 2016, includes $6.3 million recognized in the first quarter for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively.
We made equity distributions totaling $210.0 million and $260.0 million during the six months ended June 30, 2017 and 2016, respectively. During July 2017, we made an additional distribution of $120.0 million. Our parent made contributions to us totaling $110.0 million and $222.0 million in the six months ended June 30, 2017 and 2016, respectively, to fund a portion of our expenditures for additions to property, plant and equipment.
During July 2017, we recorded deferred revenue and recognized a non-cash distribution to our parent of $240 million associated with funds received by WPZ related to the March 2016 WPZ agreement with the member-sponsors of Sabal Trail regarding the Hillabee Expansion and Sabal Trail projects. Although the agreement was between WPZ and the member-sponsors, since the agreement was, in part, related to furthering the completion of Hillabee, this deferred revenue will be assigned to our results of operations over the 25-year term of the capacity agreement with Sabal Trail.
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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the six months ended June 30, 2017 was $325.0 million compared to $300.8 million for the six months ended June 30, 2016. Net Income for the six months ended June 30, 2017 was $306.5 million compared to $252.6 million for the six months ended June 30, 2016. The increase in Operating Income of $24.2 million (8.0 percent) was primarily due to higher Natural gas transportation and Natural gas storage revenues in the first six months of 2017 compared to the same period in 2016, partly offset by an increase in Operating Costs and Expenses, as discussed below. The increase in Net Income of $53.9 million (21.3 percent) was mostly attributable to the increase in Operating Income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales increased $11.9 million (32.9 percent) for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to an $8.3 million increase in system management gas sales and $3.5 million higher cash out sales. System management gas and cash out sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the six months ended June 30, 2017 increased $31.3 million (4.5 percent) over the same period in 2016. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $42.6 million (primarily due to $23.8 million from our Gulf Trace project placed in service in February 2017, $10.7 million from our Dalton project placed in partial service in April 2017 and $7.1 million from our Rock Springs project placed in service in August 2016), partially offset by $4.0 million lower commodity revenues, $3.6 million due to one less billable day in 2017 compared to 2016, and $3.0 million lower firm transportation backhaul revenues.
Natural gas storage increased $14.7 million (27.2 percent) for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to the absence of an accrual for Washington Storage Service potential refunds recorded in 2016.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $48.1 million for the six months ended June 30, 2017 and $36.2 million for the comparable period in 2016, our operating costs and expenses for the six months ended June 30, 2017 increased approximately $21.4 million (4.7 percent) from the comparable period in 2016. This increase was primarily attributable to:

•	A $12.7 million (8.9 percent) increase in Operation and maintenance costs primarily due to higher costs for pipeline integrity, general maintenance and other testing on our pipeline;

•
A $3.5 million (4.1 percent) increase in Administrative and general costs primarily due to $5.4 million higher allocated corporate expenses, partly offset by $2.0 million lower external legal expenses; and

•	A $3.2 million (10.5 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service.
Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2017 had a favorable change of $29.9 million (61.9 percent) over the same period in 2016 primarily due to a $22.7 million increase in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects and $5.5 million favorable change in Miscellaneous other (income) expenses, net mainly due to certain project related tax reimbursements.

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
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a new interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service on June 14, 2017, and we placed the remainder of Phase I into service on July 11, 2017. The Hillabee Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors paid WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project were met. WPZ received the first $80 million payment in March 2016, the second $80 million payment in September 2016 and the third $80 million payment in July 2017. Although the agreement was an obligation between WPZ and the member-sponsors, since the agreement was, in part, related to furthering the completion of Hillabee, this deferred revenue will be assigned to our results of operations over the term of the capacity agreement with Sabal Trail.
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
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the Zone 6 Station 210 Pooling Point in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point in New Jersey to the interconnection with Gulf South at Holmesville in Mississippi) on an interim basis, and on August 1, 2017, we placed the full project into service. The project increased capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. In February 2017, we received approval from the FERC for the project, and on May 18, 2017, we received FERC approval for an approximately six-mile route variance for the greenfield pipeline. We expect to place a portion of the mainline project facilities into service during the third quarter of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
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
Rivervale South to Market
The Rivervale South to Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on Transco's North New Jersey Extension to Transco's existing Central Manhattan meter station in Hudson County, New Jersey and the Station 210 Pooling Point in New Jersey. We expect to file an application with the FERC in August 2017 for approval of the project. We plan to place the project into service as early as the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 190 Mdth/d.

ITEM 4.	Controls and Procedures
Our management, including our Senior Vice President and our Vice President, Controller and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls)will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President, Controller and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President and our Vice President, Controller and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
Environmental
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GEPD) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GEPD for construction of the Dalton Project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to perform a Corrective Action Order to remedy the alleged violations.
Other
The additional information called for by this item is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 3, 2017	By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)