Form 10-Q
period 2017-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2017-11-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Natural gas sales	$26,763	$31,244	$74,867	$67,474
Natural gas transportation	389,080	346,004	1,116,891	1,042,547
Natural gas storage	33,954	34,258	102,778	88,315
Other	2,255	1,343	3,734	3,396
Total operating revenues	452,052	412,849	1,298,270	1,201,732

Operating Costs and Expenses:
Cost of natural gas sales	26,763	31,244	74,867	67,474
Cost of natural gas transportation	5,828	4,689	15,282	15,501
Operation and maintenance	113,101	83,916	267,914	225,975
Administrative and general	43,110	40,604	132,020	125,997
Depreciation and amortization	82,826	76,755	239,368	231,110
Taxes — other than income taxes	15,333	14,584	49,131	45,154
Other expense, net	13,475	12,894	43,112	41,541
Total operating costs and expenses	300,436	264,686	821,694	752,752

Operating Income	151,616	148,163	476,576	448,980

Other (Income) and Other Expenses:
Interest expense	41,304	37,318	115,797	113,957
Allowance for equity and borrowed funds used during construction (AFUDC)	(22,334)	(19,922)	(70,783)	(45,656)
Equity in earnings of unconsolidated affiliates	(912)	(1,455)	(3,322)	(4,447)
Miscellaneous other (income) expenses, net	(774)	309	(5,972)	655
Total other (income) and other expenses	17,284	16,250	35,720	64,509

Net Income	134,332	131,913	440,856	384,471

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $38 and $41 for the three months ended and $75 and $140 for the nine months ended September 30, 2017 and September 30, 2016, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	72	156	108	(128)

Comprehensive Income	$134,404	$132,069	$440,964	$384,343

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	326	489
Advances to affiliate	299,059	811,693
Trade and other	146,471	144,315
Transportation and exchange gas receivables	944	1,827
Inventories	47,685	55,209
Regulatory assets	90,367	87,059
Other	14,179	13,305
Total current assets	599,031	1,113,897

Investments, at cost plus equity in undistributed earnings	39,571	42,403

Property, Plant and Equipment:
Natural gas transmission plant	13,136,224	11,996,454
Less-Accumulated depreciation and amortization	3,833,689	3,687,473
Total property, plant and equipment, net	9,302,535	8,308,981

Other Assets:
Regulatory assets	269,000	264,001
Other	132,052	102,198
Total other assets	401,052	366,199

Total assets	$10,342,189	$9,831,480

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$23,483	$29,455
Trade and other	305,949	251,872
Transportation and exchange gas payables	3,555	1,571
Accrued liabilities	160,087	197,697
Long-term debt due within one year	251,320	—
Total current liabilities	744,394	480,595

Long-Term Debt	2,197,717	2,210,754

Other Long-Term Liabilities:
Asset retirement obligations	271,211	248,518
Regulatory liabilities	501,201	449,391
Advances for construction costs	261,487	283,028
Transportation prepayments	11,115	11,837
Deferred revenue	228,258	—
Other	4,573	6,088
Total other long-term liabilities	1,277,845	998,862

Contingent Liabilities and Commitments (Note 2)

Owner’s Equity:
Member’s capital	3,788,499	3,678,499
Retained earnings	2,333,616	2,462,760
Accumulated other comprehensive income	118	10
Total owner’s equity	6,122,233	6,141,269

Total liabilities and owner’s equity	$10,342,189	$9,831,480

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$440,856	$384,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	239,368	231,110
Allowance for equity funds used during construction (equity AFUDC)	(53,867)	(37,285)
Changes in operating assets and liabilities:
Receivables — affiliates	163	341
— trade and other	(2,156)	17,045
Transportation and exchange gas receivable	883	(216)
Inventories	7,524	13,617
Payables — affiliates	(5,972)	(23,340)
— trade	(28,536)	6,041
Accrued liabilities	(41,137)	61,484
Asset retirement obligations - non-current	45,629	3,761
Asset retirement obligations - removal costs	(1,708)	(2,688)
Deferred revenue	(2,142)	—
Other, net	(4,691)	23,451
Net cash provided by operating activities	594,214	677,792

Cash flows from financing activities:
Proceeds from long-term debt	—	998,250
Retirement of long-term debt	—	(200,000)
Payments on other financing obligation	(241)	—
Payments for debt issuance costs	(13)	(8,235)
Cash distributions to parent	(330,000)	(350,000)
Cash contributions from parent	110,000	372,000
Net cash provided by (used in) financing activities	(220,254)	812,015

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(1,089,917)	(906,105)
Contributions and advances for construction costs	252,249	157,545
Disposal of property, plant and equipment, net	(33,281)	(4,439)
Advances to affiliate, net	512,634	(718,279)
Return of capital from unconsolidated affiliates	2,729	2,106
Purchase of ARO Trust investments	(46,709)	(61,086)
Proceeds from sale of ARO Trust investments	27,520	38,330
Proceeds from insurance	3,200	2,121
Other, net	(2,385)	—
Net cash used in investing activities	(373,960)	(1,489,807)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(1,154,317)	$(907,023)
Changes in related accounts payable and accrued liabilities	64,400	918
Property, plant and equipment additions, net of equity AFUDC	$(1,089,917)	$(906,105)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At September 30, 2017, Williams owns a 74 percent limited partner interest in WPZ.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2017 and December 31, 2016 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $6.3 million and $6.5 million in the nine months ended September 30, 2017 and September 30, 2016, respectively. Included in the distributions are $2.7 million and $2.1 million return of capital in 2017 and 2016, respectively.
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
We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that ASC 606 may have. We continue to evaluate contracts with a significant financing component, which may exist in situations where the timing of the consideration we receive varies significantly from the timing of when we provide the service, as well as a certain contract with prepayments for services. We are unable to determine the potential impact upon the amount and the timing of our revenue recognition. We continue to develop and evaluate disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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
The one issue reserved for litigation or further settlement relates to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design is unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. On October 4, 2017, the FERC issued an order denying all requests for rehearing of the March 17 order, accepting our April 18, 2016 compliance filing, and directing us to make refunds. As of September 30, 2017, we have accrued a liability for refunds of $19.3 million in Payables - Trade and other in the accompanying

Condensed Consolidated Balance Sheet. Assuming no further request for rehearing of the order is filed, we expect to issue refunds in the fourth quarter of 2017.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2017, we had a balance of approximately $3.9 million for the expense portion of these estimated costs, $2.1 million recorded in Accrued liabilities and $1.8 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $4.2 million for the expense portion of these estimated costs, $2.1 million recorded in Accrued liabilities and $2.1 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
In February 2010, the EPA set a new one-hour nitrogen dioxide (NO2) NAAQS. In January 2012, the EPA determined pursuant to available information that no area in the country is violating the 2010 NO2 NAAQS and thus designated all areas of the country as “unclassifiable/attainment.” However, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ assessment of NO2 compliance, we are unable to estimate the cost of additions that may be required to meet this regulation.
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At September 30, 2017, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $0.4 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $2.5 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $1.3 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet.
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
3. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2017, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2017, no commercial paper was outstanding under the commercial paper program.
Other Financing Obligation
During the construction of our Dalton Expansion Project, we received funding from a partner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. Amounts received were recorded in Advances for construction costs on our Condensed Consolidated Balance Sheet. Upon placing the project in service during the third quarter of 2017, we began leasing this partner's undivided interest in the lateral, including the associated pipeline capacity, and reclassified approximately $235.8 million of funding previously received from our partner from Advances for construction costs to Long-Term Debt on our Condensed Consolidated Balance Sheet to reflect the financing obligation payable to our partner over an expected term of 35 years. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement. The obligation matures in July 2052, requires monthly interest and principal payments, and bears an interest rate of approximately 10 percent.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2017 is associated with the $250 million of 6.05 percent notes maturing on June 15, 2018 and $1.5 million associated with the previously described other financing obligation.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	September 30, 2017		December 31, 2016
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$8.5	$8.5	$5.0	$5.0
U.S. Equity Funds	35.9	47.7	29.4	36.5
International Equity Funds	20.7	23.7	19.2	18.6
Municipal Bond Funds	46.8	47.1	36.7	36.3
Total	$111.9	$127.0	$90.3	$96.4

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$127.0	$127.0	$127.0	$—	$—

Additional disclosures:
Long-term debt, including current portion	(2,449.0)	(3,051.1)	—	(3,051.1)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96.4	$96.4	$96.4	$—	$—

Additional disclosures:
Long-term debt	(2,210.8)	(2,507.5)	—	(2,507.5)	—
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
Long-term debt — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligation associated with our Dalton lateral, which is included within long-term debt, was determined using an income approach (See Note 3 - Debt and Financing Arrangements).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2017 or 2016.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2017 and December 31, 2016, our advances to WPZ totaled approximately $299.1 million and $811.7 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At September 30, 2017, the interest rate was 0.91 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.5 million and $8.9 million for the three and nine months ended September 30, 2017, respectively, and $4.8 million and $8.9 million for the three and nine months ended September 30, 2016, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.0 million and $2.9 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $3.3 million for the three and nine months ended September 30, 2016, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $91.4 million and $261.1 million in the three and nine months ended September 30, 2017, respectively and $78.4 million and $234.7 million in the three and nine months ended September 30, 2016, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the nine months ended September 30, 2016, includes $6.3 million recognized in the first quarter for severance and other related costs associated with a reduction in workforce.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2016, respectively.
We made equity distributions totaling $330.0 million and $350.0 million during the nine months ended September 30, 2017 and 2016, respectively. During October 2017, we made an additional distribution of $100.0 million. Our parent made contributions to us totaling $110.0 million and $372.0 million in the nine months ended September 30, 2017 and 2016, respectively, to fund a portion of our expenditures for additions to property, plant and equipment.
During July 2017, we recorded deferred revenue and recognized a non-cash distribution to our parent of $240 million associated with funds received by WPZ related to the March 2016 WPZ agreement with the member-sponsors of Sabal Trail regarding the Hillabee Expansion and Sabal Trail projects. Although the agreement was between WPZ and the member-sponsors, since the agreement was, in part, related to furthering the completion of Hillabee, this deferred revenue is assigned to our results of operations over the 25-year term of the capacity agreement with Sabal Trail.
7. OTHER
For the nine months ended September 30, 2017 and 2016, we capitalized $0.2 million and $1.4 million, respectively, of project feasibility costs, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.
The Advances for construction costs on the accompanying Condensed Consolidated Balance Sheet are associated with advances received from third parties related to construction costs on the Atlantic Sunrise and Dalton projects. This balance increases as we receive additional advances. After construction of the respective projects are completed, the related liabilities will be reclassified to Long-Term Debt and reduced by payments we make to the third parties under terms of the applicable lease agreements. In the third quarter 2017, the advances received from a third party related to construction costs on the Dalton lateral was reclassified to Long-Term Debt on our Condensed Consolidated Balance Sheet.

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
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the nine months ended September 30, 2017 was $476.6 million compared to $449.0 million for the nine months ended September 30, 2016. The increase in Operating Income of $27.6 million (6.1 percent) was primarily due to higher Natural gas transportation and Natural gas storage revenues in the first nine months of 2017 compared to the same period in 2016, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the nine months ended September 30, 2017 was $440.9 million compared to $384.5 million for the nine months ended September 30, 2016. The increase in Net Income of $56.4 million (14.7 percent) was mostly attributable to the increase in Operating Income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales increased $7.4 million (11.0 percent) for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to system management gas sales. System management gas sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the nine months ended September 30, 2017 increased $74.4 million (7.1 percent) over the same period in 2016. The increase was primarily due to higher transportation reservation revenues related to new incremental projects of $88.4 million (primarily due to $38.3 million from our Gulf Trace project placed in service in February 2017, $28.0 million from our Dalton project placed in partial service in April 2017, and fully in service in August 2017, $11.2 million from our Hillabee project Phase I placed in partial service in June 2017 and fully in service in July 2017 and $8.3 million from our Rock Springs project placed in service in August 2016), partially offset by $6.7 million lower commodity revenues, $3.6 million due to one less billable day in 2017 compared to 2016, and $3.5 million lower firm transportation backhaul revenues.
Natural gas storage increased $14.5 million (16.4 percent) for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to the absence of an accrual for Washington Storage Service potential refunds recorded in 2016.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $74.9 million for the nine months ended September 30, 2017 and $67.5 million for the comparable period in 2016, our operating costs and expenses for the nine months ended September 30, 2017 increased approximately $61.5 million (9.0 percent) from the comparable period in 2016. This increase was primarily attributable to:

•
A $41.9 million (18.5 percent) increase in Operation and maintenance costs primarily due to $32.9 million higher costs for pipeline integrity, general maintenance and other testing on our pipeline and $4.0 million higher employee labor and related benefit costs;

•
An $8.3 million (3.6 percent) increase in Depreciation and amortization costs primarily due to $12.2 million higher expense due to additional assets placed into service after third quarter 2016, partly offset by $4.3 million lower expense due to ARO-related depreciation;

•	A $6.0 million (4.8 percent) increase in Administrative and general costs primarily due to higher allocated corporate expenses; and

•	A $3.9 million (8.6 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service.
Other (Income) and Other Expenses
Other (income) and other expenses for the nine months ended September 30, 2017 had a favorable change of $28.8 million (44.7 percent) over the same period in 2016 mostly due to an increase in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects.

Pipeline Expansion Projects
Gulf Trace
The Gulf Trace Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We placed the project into service on February 1, 2017, and it increased capacity by 1,200 Mdth/d.
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
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors paid WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project were met. WPZ received the first $80 million payment in March 2016, the second $80 million payment in September 2016 and the third $80 million payment in July 2017. Although the agreement was an obligation between WPZ and the member-sponsors, since the agreement was, in part, related to furthering the completion of the project, this deferred revenue is assigned to our results of operations over the term of the capacity agreement with Sabal Trail.
In August 2017, the Court of Appeals for the District of Columbia Circuit granted an appeal of the FERC certificate order for the Southeast Market Pipelines projects (which includes a group of related projects, including the Hillabee Expansion Project) filed by certain non-governmental organizations. In doing so, the court (i) remanded the matter to the FERC for preparation of an Environmental Impact Statement that conforms with the court's opinion regarding quantifying certain greenhouse gas emissions, and (ii) vacated the FERC's certificate order for the projects, which would be effective following the court's mandate (by court order, the mandate will not issue until after disposition of all petitions for rehearing). We, along with other intervenors, and the FERC have filed petitions for rehearing with the court to overturn the remedy that would involve vacating the FERC certificate order. If the court's mandate is issued prior to the FERC re-issuing certificate authority for the projects, we believe that the FERC will take the necessary steps (which may include issuing temporary certificate authority) to avoid any lapse in federal authorization for the projects.
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in phases. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the project have been received. We placed the initial phase of the project into service on September 9, 2017 and plan to place the remaining portion of the project into service during the second quarter of 2018. The project is expected to increase capacity by 180 Mdth/d.
Dalton
The Dalton Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point to the interconnection with Gulf South at Holmesville in Mississippi) on an interim basis, and on August 1, 2017, we placed the full project into service. The project increased capacity by 448 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. In February 2017, we received approval from the FERC for the project. We placed a portion of the mainline project facilities into service on September 1, 2017, which increased capacity by 400 Mdth/d. We plan to place the full project into service during mid-2018, assuming timely receipt of the remaining regulatory approvals. The full project is expected to increase capacity by 1,700 Mdth/d.

Virginia Southside II
The Virginia Southside II Expansion Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey and our Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the project have been received. We plan to place the project into service during the fourth quarter of 2017, and it is expected to increase capacity by 250 Mdth/d.
New York Bay Expansion
The New York Bay Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in New York. We placed the project into service on October 6, 2017, and it increased capacity by 115 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. We filed an application with the FERC in August 2016 for approval of the project. The project will be constructed in two phases, and we plan to place both phases into service during the first half of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. We filed an application with the FERC in March 2017 for approval of the project. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
Rivervale South to Market
The Rivervale South to Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on our North New Jersey Extension to our existing Central Manhattan meter station in New Jersey and our Station 210 Pooling Point in New Jersey. We filed an application with the FERC in August 2017 for approval of the project. We plan to place the project into service as early as the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 190 Mdth/d.
Gateway
The Gateway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. We expect to file an application with the FERC in the fourth quarter of 2017 for approval of the project. We plan to place the project into service as early as the first quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	November 2, 2017	By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)