Form 10-K
period 2017-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2018-02-22
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At December 31, 2017, Williams owns a 74 percent limited partner interest in WPZ.
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
At December 31, 2017, our natural gas pipeline, which extends from Texas to New York, had a system-wide delivery capacity totaling approximately 15.0 MMdth of gas per day. During 2017, we completed five fully-contracted expansions, which added more than 2.8 MMdth of firm transportation capacity per day to our pipeline. The system is comprised of approximately 9,700 miles of mainline and branch transmission pipelines, 50 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 2.1 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2017, our customers had stored in our facilities approximately 141 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2017 were Duke Energy Corporation, National Grid and The Southern Company, Inc., which accounted for approximately 11.2 percent, 10.0 percent and 9.0 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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
PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2017 or are significant future pipeline projects for which we have customer commitments. In 2018, we expect to invest capital of approximately $1.5 billion in pipeline expansion projects.
Gulf Trace
The Gulf Trace Expansion Project involved an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We placed the project into service on February 1, 2017, and it increased capacity by 1,200 Mdth/d.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a new interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project will be constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. We placed a portion of Phase I into service on June 14, 2017, and we placed the remainder of Phase I into service on July 11, 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors paid WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project were met. WPZ received the first $80 million payment in March 2016, the second $80 million payment in September 2016 and the third $80 million payment in July 2017. Although the agreement was an obligation between WPZ and the member-sponsors, since the agreement is, in part, related to furthering the completion of the project, we recorded deferred revenue and recognized a non-cash distribution to our parent. This deferred revenue is assigned to our results of operations over the 25-year term of the capacity agreement with Sabal Trail.
In August 2017, the Court of Appeals for the District of Columbia Circuit granted an appeal of the FERC certificate order for the Southeast Market Pipelines projects (which includes a group of related projects, including the Hillabee Expansion Project) filed by certain non-governmental organizations. In doing so, the court (i) remanded the matter to the FERC for preparation of an Environmental Impact Statement (EIS) that conforms with the court's opinion regarding quantifying certain greenhouse gas emissions, and (ii) vacated the FERC's certificate order for the projects, which would be effective following the court's mandate (by court order, the mandate will not issue until after disposition of any timely petitions for rehearing). We, along with other intervenors, and the FERC filed petitions for rehearing with the court to overturn the remedy that would involve vacating the FERC certificate order, but on January 31, 2018, the court denied the petitions. In compliance with the court's directive, on February 5, 2018, the FERC issued a Final Supplemental EIS for the projects, reaffirming that while the projects would result in temporary and permanent impacts on the environment, those impacts would not be significant. On February 6, 2018, we, along with other intervenors, and the FERC filed motions with the court to stay the issuance of the mandate in order to give the FERC time to re-issue the authorizations for the projects. The filing of the motions automatically stays the effectiveness of the court's mandate. If the court's mandate is issued prior to the FERC re-issuing the authorizations for the projects, we believe that the FERC will take the necessary steps (which may include issuing temporary certificate authority) to avoid any lapse in federal authorization for the projects.
Garden State
The Garden State Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. The project will be constructed in two phases. The FERC certificate for the project and the other regulatory approvals necessary to commence construction of the project have been received. We placed the initial phase of the project into service on September 9, 2017 and plan to place the remaining portion of the project into service during the first quarter of 2018. The project is expected to increase capacity by 180 Mdth/d.
Dalton
The Dalton Expansion Project involved an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project (from the Station 210 Pooling Point to the interconnection with Gulf South at Holmesville in Mississippi) on an interim basis, and on August 1, 2017, we placed the full project into service. The project increased capacity by 448 Mdth/d.
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
Virginia Southside II
The Virginia Southside II Expansion Project involved an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey and our Station 165 Pooling Point in Virginia to a proposed delivery point on a new lateral off of our Brunswick Lateral in Virginia. We placed the project into service on December 1, 2017, and it increased capacity by 250 Mdth/d.
New York Bay Expansion
The New York Bay Expansion Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in New York. We placed the project into service on October 6, 2017, and it increased capacity by 115 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. In November 2017, we received approval from the FERC for the project. The project will be constructed in two phases, and we plan to place both phases into service during the first half of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
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

Gateway
The Gateway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. We filed an application with the FERC in November 2017 for approval of the project. We plan to place the project into service in the first quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.
Southeastern Trail
The Southeastern Trail Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion's Cove Point Pipeline in Virginia south to the Station 65 Pooling Point in Louisiana. We expect to file an application with the FERC in the second quarter of 2018 for approval of the project. We plan to place the project into service in late 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 296 Mdth/d.

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
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one were resolved by settlement.
The one issue reserved for litigation or further settlement related to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design was unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. On October 4, 2017, the FERC issued an order denying all requests for rehearing of the March 17 order, accepting our April 18, 2016 compliance filing, and directing us to make refunds. No party filed a request for rehearing of the October 4 order, and no party filed an appeal of the March 17, 2016 or October 4, 2017 order. On November 16, 2017, we issued refunds of $19.2 million to the affected customers.

The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. Although we expect that the decreased federal income tax rates will require us to reduce our rates charged to customers in the future and as a result we recognized a regulatory liability as of the date of enactment of Tax Reform, the details of any regulatory implementation guidance remain uncertain.
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
Pipeline Integrity Regulations We have an Integrity Management Plan in compliance with the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2018 associated with this program will be approximately $87 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in-service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
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

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Jobs Act of 2017), regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2017, our largest customer was Duke Energy Corporation, which accounted for approximately 11.2 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. In the current environment, we may face political opposition by landowners, environmental activists and others resulting in the delay and/or denial of required governmental permits. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

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

•	Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
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
Downgrades of our credit ratings increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings. Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the credit ratings agencies.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2017, was $2.44 billion.
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
In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. In December 2016, the FERC issued a Notice of Inquiry (NOI) in response to the holding of the U.S. Court of Appeals for the District of Columbia Circuit in United Airlines, Inc., et al. v. Federal Energy Regulatory Commission that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the income tax allowance and return on equity determined pursuant to the discounted cash flow methodology. Accordingly, the Court remanded the decision to the FERC to develop a mechanism “for which the FERC can demonstrate that there is no double recovery” of partnership income tax costs. The FERC’s NOI seeks further information from the pipeline industry as the FERC re-evaluates its policies following the United Airlines decision.
We expect that certain aspects of Tax Reform, including regulatory liabilities relating to reduced corporate federal income tax rates, could adversely impact our financial condition and our future financial results.
Certain of the rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Reform makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. Although we expect the decreased federal income tax rates will require us to return amounts to certain customers for this item through future rates and have recognized a regulatory liability, the details of any regulatory implementation guidance remain uncertain.
Risks Related to Employees and Outsourcing of Support Activities
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of the Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A failure to attract and retain an appropriately qualified workforce could negatively impact our results of operations.
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.
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
Our business could be negatively impacted by acts of terrorism and security threats, including cybersecurity threats, and related disruptions.
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
Other
The additional information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Contingent Liabilities and Commitments”.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by WPZ, which is consolidated by Williams. In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At December 31, 2017, Williams owns a 74 percent limited partner interest in WPZ.
Distributions totaling $430 million were declared and paid by us to our parent during the year ended December 31, 2017. Distributions totaling $440 million were declared and paid by us to our parent during the year ended December 31, 2016. During July 2017, we recognized a non-cash distribution to our parent of $240 million.
In the year ended December 31, 2017, our parent made contributions totaling $410 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In the year ended December 31, 2016, our parent made contributions to us totaling $502 million.
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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $373.5 million at December 31, 2017. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $1,007.1 million at December 31, 2017. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Consolidated Financial Statements.
In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have established a regulatory liability accordingly. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million (See Note 1). The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing services.
Our estimation of these regulatory liabilities incorporated the following significant judgments and assumptions involving income taxes collected from our customers:

•
We utilized current FERC guidance for the default income tax rate for non-corporate taxpayers, which is an element of our overall effective tax rate. It is possible that the FERC will provide updated implementation guidance in the future, including an updated default income tax rate for non-corporate taxpayers. We estimate that a decline of one percentage point in our assumed overall effective tax rate would increase our regulatory liability by approximately $29 million.

•
We made assumptions regarding the allocation of our taxable income between corporate and non-corporate taxpayers. This allocation is subject to annual variation that could impact the weighted average federal tax component of the overall income tax allowance rate.

•
We made assumptions regarding the allocation of our taxable income among the states in which we conduct business. This allocation is subject to annual variation that could impact the weighted average state tax component of the overall income tax allowance rate. It is possible that certain states may change their income tax laws and/or rates in the future in response to Tax Reform.

•
In determining the estimated liability that we currently believe is probable of return to customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under contractually based rates, in lieu of recourse-based rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. We estimate that a one percent change in the relative mix of services would change the regulatory liability by approximately $8 million.

The use of alternative judgments and assumptions could result in the recognition of different regulatory liability and associated charges in the consolidated financial statements.
Certain of our equity-method investees recorded similar regulatory liabilities, for which our Equity in (earnings) loss of unconsolidated affiliates on our Consolidated Statement of Comprehensive Income has been reduced by $10.3 million associated with our proportionate share of the associated regulatory charges.
Our regulatory asset associated with the effects of deferred taxes on equity funds used during construction were also impacted by Tax Reform and were reduced by $32.7 million in December 2017 through a charge to Miscellaneous other (income) expenses, net on our Consolidated Statement of Comprehensive Income.
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
In December 2010 we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Due to the leak at this cavern, damage to the well at an adjacent cavern, and operating problems at two other caverns constructed at about the same time, we determined that the four caverns should be retired, which was completed in 2014. In addition, further studies have indicated the need for capital improvements over the next several years of the remaining three caverns. As a result, we performed an assessment of our Eminence storage field for impairment as of December 31, 2017. The carrying value at that date was $97 million. These events have not affected the performance of our obligations under our service agreements with our customers. However, judgments and assumptions are inherent in our estimate of future cash flows used to evaluate Eminence. In our evaluation, our estimate of the undiscounted cash flows of Eminence exceeded its carrying value, and thus no impairment loss was recognized in 2017. If our estimates of revenues were to significantly decrease, it could result in an impairment of this asset.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2017 and 2016. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

2017 COMPARED TO 2016
Operating Income and Net Income
Operating Income for 2017 was $153.9 million compared to $599.1 million for 2016. The decrease in Operating Income of $445.2 million (74.3 percent) was primarily due to an increase in Operating Costs and Expenses in 2017 compared to 2016, as discussed below, partly offset by higher Natural gas transportation and Natural gas storage revenues in 2017 compared to 2016, as discussed below. Net Income for 2017 was $55.7 million compared to $523.4 million for 2016. The decrease in Net Income of $467.7 million (89.4 percent) was mostly attributable to a decrease in Operating Income, as discussed below, and an unfavorable change in Other (Income) and Other Expenses, as discussed below.
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
Operating Revenues
Natural gas sales increased $12.4 million (14.3 percent) to $99.1 million for 2017 when compared to 2016. The increase was primarily due to $8.3 million higher system management gas sales and $5.5 million higher cash-out sales. System management gas and cash-out sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for 2017 was $1,531.8 million compared to $1,397.3 million for 2016. The $134.5 million (9.6 percent) increase was primarily attributable to:

•	$149.6 million increase in transportation reservation revenues related to new incremental projects primarily attributable to:
•$52.9 million from our Gulf Trace project placed in service in February 2017:

•	$45.9 million from our Dalton project placed in partial service in April 2017, and fully in service in August 2017;

•	$23.2 million from our Hillabee project Phase I placed in partial service in June 2017, and fully in service in July 2017;
•$9.6 million from our Atlantic Sunrise project placed in partial service in September 2017;
•$8.3 million from our Rock Spring project placed in service in August 2016;
•$5.5 million from our New York Bay expansion project placed in service in October 2017; and
•$3.4 million from our Virginia Southside Phase II project placed in service in December 2017.

•	Partially offset by $6.2 million lower commodity revenues;

•	$4.5 million lower firm transportation backhaul revenues; and

•	$3.6 million due to one less billable day in 2017 compared to 2016.
Natural gas storage for 2017 was $137.3 million compared to $122.6 million for 2016. The $14.7 million (12.0 percent) increase was primarily due to the absence of an accrual for Washington Storage Service refunds recorded in 2016.

Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $591.7 million (63.6 percent) from the comparable period in 2016. This increase was primarily attributable to:

•	A $471.1 million increase in Regulatory charges resulting from Tax Reform (Note 1);

•
A $6.5 million (11.4 percent) increase in Other expense, net primarily related to an unfavorable change in the deferral of Asset Retirement Obligations (ARO) related depreciation to a regulatory asset;

•
An $84.9 million (26.8 percent) increase in Operation and maintenance costs mostly due to $59.2 million higher costs due to pipeline integrity, general maintenance and other testing on our pipeline, and higher employee labor and related benefit costs of $15.2 million, of which, $7.6 million was related to a pension early payout program;

•	A $13.3 million (7.9 percent) increase in Administrative and general costs primarily due to higher allocated corporate expenses;

•
A $10.4 million (3.4 percent) increase in Depreciation and amortization costs primarily due to $19.8 million higher expense related to additional assets placed into service, partly offset by $10.2 million lower expenses due to ARO related depreciation; and

•	A $5.5 million (9.2 percent) increase in Taxes-other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service.
Other (Income) and Other Expenses
Other (Income) and Other Expenses in 2017 had an unfavorable change of $22.5 million (29.7 percent) over 2016. This unfavorable change was primarily attributable to:

•
A $27.7 million (748.6 percent) unfavorable change in Miscellaneous other (income) expenses, net primarily due to $32.7 million related to a regulatory asset charge associated with Tax Reform for the effects of deferred taxes on equity funds used during construction, partly offset by $5.1 million due to certain project related tax reimbursements;

•
a $12.1 million (205.1 percent) unfavorable change in Equity in (earnings) loss of unconsolidated affiliates primarily related to a regulatory charge associated with establishing a regulatory liability resulting from Tax Reform;

•
A $7.6 million (5.0 percent) unfavorable change in Interest expense-other primarily related to $10.1 million associated with an other financing obligation (See Note 3), partly offset by the absence of $2.9 million for our Washington Storage Service refunds recorded in 2016; and

•	Partially offset by a $23.0 million (33.3 percent) favorable change in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects.

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
We are a participant in WPZ's cash management program, and we make advances to and receive advances from WPZ. At December 31, 2017, our advances to WPZ totaled approximately $395.2 million. These advances are represented by demand notes. The decrease in 2017 of these advances primarily resulted from the use of funds for capital expenditures.
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
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2018 capital expenditures will be approximately $1.8 billion. Of this total, approximately $1.7 billion is considered nondiscretionary due to legal, regulatory, and/or contractual requirements, primarily due to expansion projects.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2017, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2017. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2017	Expected Maturity Date
	2018	2019	2020	2021
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$250	$—	$—	$—
Interest rate	6.61%	6.64%	6.64%	6.64%

Other financing obligation:
Fixed rate	$2	$2	$2	$2
Interest rate	9.53%	9.53%	9.53%	9.53%

December 31, 2017	Expected Maturity Date
	2022	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$1,983	$2,233	$2,653
Interest rate	6.64%	5.49%

Other financing obligation:
Fixed rate	$2	$221	$231	$450
Interest rate	9.53%	9.53%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1995.

Houston, Texas
February 22, 2018

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
Operating Revenues:
Natural gas sales	$99,100	$86,720	$125,774
Natural gas transportation	1,531,778	1,397,341	1,318,656
Natural gas storage	137,348	122,555	137,983
Other	6,779	9,519	10,106
Total operating revenues	1,775,005	1,616,135	1,592,519

Operating Costs and Expenses:
Cost of natural gas sales	99,100	86,720	125,774
Cost of natural gas transportation	19,589	19,689	26,501
Operation and maintenance	401,871	316,989	288,386
Administrative and general	182,121	168,759	179,489
Depreciation and amortization	318,058	307,707	277,850
Taxes — other than income taxes	65,612	60,119	49,567
Regulatory charge resulting from Tax Reform (Note 1)	471,096	—	—
Other expense, net	63,644	57,064	57,800
Total operating costs and expenses	1,621,091	1,017,047	1,005,367

Operating Income	153,914	599,088	587,152

Other (Income) and Other Expenses:
Interest expense - affiliate	60	60	64
- other	158,814	151,234	82,774
Interest income - affiliate	(3,507)	(2,201)	(28)
- other	(2,782)	(2,185)	(1,933)
Allowance for equity and borrowed funds used during construction (AFUDC)	(92,013)	(68,964)	(63,072)
Equity in (earnings) loss of unconsolidated affiliates	6,188	(5,914)	(5,593)
Miscellaneous other (income) expenses, net	31,426	3,683	(517)
Total other (income) and other expenses	98,186	75,713	11,695

Net Income	55,728	523,375	575,457

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $103, $167, and $316 for the years ended December 31, 2017, 2016, and 2015, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses on interest rate hedges)	327	41	84

Comprehensive Income	$56,055	$523,416	$575,541
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade	167,928	141,726
Affiliates	1,109	489
Advances to affiliate	395,247	811,693
Other	2,494	2,589
Transportation and exchange gas receivables	3,205	1,827
Inventories:
Gas in storage, at original cost	790	786
Gas available for customer nomination, at average cost	1,850	17,233
Materials and supplies, at lower of average cost or market	37,387	37,190
Regulatory assets	97,149	87,059
Other	12,508	13,305
Total current assets	719,667	1,113,897

Investments, at cost plus equity in undistributed earnings	28,505	42,403

Property, Plant and Equipment:
Natural gas transmission plant	13,771,183	11,996,454
Less-Accumulated depreciation and amortization	3,859,520	3,687,473
Total property, plant and equipment, net	9,911,663	8,308,981

Other Assets:
Regulatory assets	276,315	264,001
Other	141,786	102,198
Total other assets	418,101	366,199

Total assets	$11,077,936	$9,831,480
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2017	2016
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Trade	$444,021	$211,829
Affiliates	43,420	29,455
Cash overdrafts	25,132	40,043
Transportation and exchange gas payables	2,121	1,571
Accrued liabilities:
Property and other taxes	12,843	13,594
Interest	49,900	49,900
Regulatory liabilities	16,350	9,120
Customer deposits	15,754	47,049
Customer advances	44,689	34,923
Asset retirement obligations	13,676	26,934
Other	20,390	16,177
Long-term debt due within one year	251,430	—
Total current liabilities	939,726	480,595

Long-Term Debt	2,191,576	2,210,754

Other Long-Term Liabilities:
Asset retirement obligations	350,280	248,518
Regulatory liabilities	990,702	449,391
Advances for construction costs	426,771	283,028
Transportation prepayments	10,871	11,837
Deferred revenue	225,858	—
Other	4,828	6,088
Total other long-term liabilities	2,009,310	998,862

Contingent Liabilities and Commitments (Note 2)

Member’s Equity:
Member’s capital	4,088,499	3,678,499
Retained earnings	1,848,488	2,462,760
Accumulated other comprehensive income	337	10
Total member’s equity	5,937,324	6,141,269

Total liabilities and member’s equity	$11,077,936	$9,831,480
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
Member's Capital:
Balance at beginning of period	$3,678,499	$3,176,499	$2,524,499
Cash contributions from parent	410,000	502,000	652,000
Balance at end of period	4,088,499	3,678,499	3,176,499
Retained Earnings:
Balance at beginning of period	2,462,760	2,379,385	2,339,928
Net income	55,728	523,375	575,457
Cash distributions to parent	(430,000)	(440,000)	(536,000)
Non-cash distribution to parent	(240,000)	—	—
Balance at end of period	1,848,488	2,462,760	2,379,385
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	10	(31)	(115)
Equity interest in unrealized gain (loss) on interest rate hedge	327	41	84
Balance at end of period	337	10	(31)

Total Member's Equity	$5,937,324	$6,141,269	$5,555,853

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$55,728	$523,375	$575,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,058	307,707	277,850
Allowance for equity funds used during construction (equity AFUDC)	(69,653)	(56,468)	(48,435)
Regulatory charge resulting from Tax Reform (Note 1)	471,096	—	—
Changes in operating assets and liabilities:
Receivables — affiliates	(620)	595	(430)
— trade and other	(26,107)	5,941	(19,521)
Transportation and exchange gas receivable	(1,378)	600	1,058
Regulatory assets - current	(10,090)	(7,484)	(1,765)
Regulatory assets - non-current	(10,761)	(271)	(24,650)
Inventories	15,182	1,632	9,858
Payables — affiliates	12,514	(10,909)	2,676
— trade	(9,823)	29,375	(2,077)
Accrued liabilities	(29,651)	74,759	(10,015)
Asset retirement obligations - non-current	103,105	31,114	19,022
Asset retirement obligation - removal costs	(4,578)	(4,911)	(3,097)
Deferred revenue	(4,542)	—	—
Other, net	14,415	32,030	45,007
Net cash provided by operating activities	822,895	927,085	820,938

Cash flows from financing activities:
Proceeds from long-term debt	—	998,250	—
Retirement of long-term debt	—	(200,000)	—
Payments on other financing obligations	(486)	—	—
Payments for debt issuance costs	(13)	(8,381)	—
Cash distributions to parent	(430,000)	(440,000)	(536,000)
Cash contributions from parent	410,000	502,000	652,000
Net cash provided by (used in) financing activities	(20,499)	851,869	116,000
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(1,576,611)	$(1,213,969)	$(1,270,860)
Contributions and advances for construction costs	425,397	216,447	85,901
Disposal of property, plant and equipment, net	(49,090)	(12,529)	(12,358)
Advances to affiliate, net	416,446	(747,085)	242,302
Return of capital from unconsolidated affiliates	3,926	2,767	2,015
Purchase of ARO Trust investments	(57,099)	(70,901)	(64,087)
Proceeds from sale of ARO Trust investments	31,435	44,195	43,284
Proceeds from insurance	3,200	2,121	35,132
Other, net	—	—	1,560
Net cash used in investing activities	(802,396)	(1,778,954)	(937,111)

Increase (decrease) in cash	—	—	(173)
Cash at beginning of period	—	—	173
Cash at end of period	$—	$—	$—

____________________________
* Increase to property, plant and equipment, net of equity AFUDC	$(1,784,254)	$(1,200,696)	$(1,222,292)
Changes in related accounts payable and accrued liabilities	207,643	(13,273)	(48,568)
Property, plant and equipment additions, net of equity AFUDC	$(1,576,611)	$(1,213,969)	$(1,270,860)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$136,439	$103,391	$66,489
Income taxes	2,089	828	1,161

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
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest and purchased additional WPZ common units. At December 31, 2017, Williams owns a 74 percent limited partner interest in WPZ.
Transco is a single member limited liability company, and as such, single member losses are limited to the amount of its investment.
Related Party Transaction
A former member of Williams' Board of Directors, who was elected in 2013 and resigned during 2016, is also the current chairman, president, and chief executive officer of Public Service Enterprise Group, an energy services company that is a customers of ours. This board member does not have any material interest in any transactions between the energy services company and us and he had no role in any such transactions.
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
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). The Accounting Standards Codification (ASC) Regulated Operations (Topic 980), provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations (ARO), and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
In December 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent (Tax Reform). In accordance with ASC 980-740-25-2, we have recognized a regulatory liability to reflect the probable return to certain customers through future rates of the future decrease in income taxes payable associated with Tax Reform. In determining the estimated liability that we currently believe is probable of return to certain customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under contractually based rates, in lieu of recourse-based rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
Certain of our equity-method investees recorded similar regulatory liabilities, for which our Equity in (earnings) loss of unconsolidated affiliates on our Consolidated Statement of Comprehensive Income has been reduced by $10.3 million related to our proportionate share of the associated regulatory charges.
Our regulatory asset associated with the effects of deferred taxes on equity funds used during construction were also impacted by Tax Reform and were reduced by $32.7 million in December 2017 through a charge to Miscellaneous other (income) expenses, net on our Consolidated Statement of Comprehensive Income.
Basis of Presentation
Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2017, the remaining property, plant and equipment allocation was approximately $0.6 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2017 and December 31, 2016 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $8.0 million, $8.6 million, and $7.6 million in 2017, 2016 and 2015, respectively. Included in the distributions are $3.9 million, $2.8 million and $2.0 million return of capital in 2017, 2016 and 2015, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; 4) impairment assessments of long-lived assets; 5) depreciation; 6) asset retirement obligations; and 7) regulatory deferred taxes.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2017, 2016 and 2015 are as follows:

Category of Property	2017-2015

Gathering facilities	1.35% - 2.50%
Storage facilities	2.10% - 2.25%
Onshore transmission facilities	2.61% - 5.00%
Offshore transmission facilities	1.20% - 1.20%
We record a liability and increase the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. The ARO asset is depreciated in a manner consistent with the expected timing of the future abandonment of the underlying physical assets. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset, as management expects to recover such amounts in future rates. The regulatory asset is amortized commensurate with our collection of these costs in rates.

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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $22.3 million, $12.5 million and $14.6 million, for 2017, 2016 and 2015, respectively. The allowance for equity funds was $69.7 million, $56.5 million, and $48.4 million, for 2017, 2016 and 2015, respectively.
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2017 and 2016. We utilize the average cost method of accounting for gas imbalances.
Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash out). We are required by our tariff to refund revenues received from the cash out of transportation imbalances in excess of costs incurred during the annual August through July reporting period. Revenues received in excess of costs incurred are deferred until refunded in accordance with the tariff.
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2017 and 2016, Gas in Storage, at LIFO, was zero. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at lower of average cost or net realizable value. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2017 and 2016.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease and permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases”. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 currently requires a modified retrospective transition for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.
In January 2018, the FASB proposed an accounting standard update titled “Leases (Topic 842): Targeted Improvements”, which is an update to ASU 2016-02 allowing entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. We expect to adopt ASU 2016-02 effective January 1, 2019. We are in the process of reviewing contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and evaluating internal control changes to support management in the accounting for and disclosure of leasing activities. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes relate to the recognition of a lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. We are also evaluating ASU 2016-02's currently available and proposed practical expedients on adoption.
In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We are adopting ASC 606 utilizing the modified retrospective transition approach, effective January 1, 2018. We do not anticipate any cumulative effect adjustment to retained earnings upon initially applying ASC 606 for periods prior to January 1, 2018.
We are in the final stages of evaluating the impact ASC 606 will have on our financial statements. For each revenue contract type, we have conducted a formal contract review process to evaluate the impact of ASC 606. We have substantially completed our evaluation. During the fourth quarter of 2017, we concluded on certain technical matters, including the evaluation of significant financing components and prepayments for services, resulting in no adjustment upon adoption. We continue to evaluate and develop disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Financial system and internal control changes necessary for adoption have been implemented effective as of January 1, 2018. We do not expect ASC 606 to have a material impact on the timing of our revenue recognition.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP06-569) On August 31, 2006, we submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one were resolved by settlement.
The one issue reserved for litigation or further settlement related to our proposal to change the design of the rates for service under our WSS-OA storage rate schedule, which was implemented subject to refund on March 1, 2007. Following a hearing, the FERC issued an opinion approving our proposed incremental rate design, and subsequently denied requests for rehearing of that approval. On February 21, 2014, the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit) issued an opinion that vacated and remanded the FERC's order because the FERC did not adequately support its conclusions. On March 17, 2016, the FERC issued an order addressing the issues raised by the D.C. Circuit's opinion. In the March 17 order, the FERC reversed its prior opinion and found that Transco's incremental rate design was unjust and unreasonable. The FERC directed Transco to design its WSS-OA rates on a rolled-in basis, to file revised WSS-OA rates reflecting the findings in the order, and to refund the amounts collected in excess of those rates since March 1, 2007. On April 18, 2016, we submitted the compliance filing reflecting rolled-in rates for WSS-OA service consistent with the March 17 order, and began charging those rates beginning April 19, 2016. We also filed a request for rehearing of the March 17 order. On October 4, 2017, the FERC issued an order denying all requests for rehearing of the March 17 order, accepting our April 18, 2016 compliance filing, and directing us to make refunds. No party filed a request for rehearing of the October 4 order, and no party filed an appeal of the March 17, 2016 or October 4, 2017 order. On November 16, 2017, we issued refunds of $19.2 million to the affected customers.
The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Reform, makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. Although we expect that the decreased federal income tax rates will require us to return amounts to certain customers in the future and as a result we recognized a regulatory liability as of the date of enactment of Tax Reform, the details of any regulatory implementation guidance remain uncertain.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2017, we had a balance of approximately $4.0 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities - Other and $2.2 million recorded in Other Long-Term Liabilities - Other in the accompanying Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $4.2 million for the expense portion of these estimated costs, $2.1 million recorded in Accrued liabilities - Other and $2.1 million recorded in Other Long-Term Liabilities - Other in the accompanying Consolidated Balance Sheet.
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
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a stricter standard of 70 parts per billion. We are monitoring the rule’s implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Consolidated Balance Sheet until collected through rates. At December 31, 2017, we had a balance of approximately $2.2 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $1.0 million recorded in Other Assets - Regulatory assets in the accompanying Consolidated Balance Sheet. At December 31, 2016, we had a balance of approximately $2.5 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $1.3 million recorded in Other Assets - Regulatory assets in the accompanying Consolidated Balance Sheet.
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $114 million at December 31, 2017.

3. DEBT, FINANCING ARRANGEMENTS AND LEASES
Long-Term Debt
At December 31, 2017 and 2016, long-term debt outstanding was as follows (in thousands):

	2017	2016
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
6.05% due 2018	250,000	250,000
7.85% due 2026	1,000,000	1,000,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
Total notes	2,025,000	2,025,000

Other financing obligation	230,926	—

Total long-term debt, including current portion	2,463,426	2,232,500
Unamortized debt issuance costs	(15,377)	(16,408)
Unamortized debt premium and discount, net	(5,043)	(5,338)
Long-term debt due within one year	(251,430)	—

Total long-term debt	$2,191,576	$2,210,754
Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2017, for the next five years, are as follows (in thousands):

2018: 6.05% Notes and other financing obligation	$251,566
2019: Other financing obligation	$1,721
2020: Other financing obligation	$1,893
2021: Other financing obligation	$2,081
2022: Other financing obligation	$2,289
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2017, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85% Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.
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
Other Financing Obligation
During the construction of our Dalton Expansion Project, we received funding from a partner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. Amounts received were recorded in Advances for construction costs and 100 percent of the costs associated with construction were capitalized on our Consolidated Balance Sheet. Upon placing the project in service during the third quarter of 2017, we began leasing this partner's undivided interest in the lateral, including the associated pipeline capacity, and reclassified approximately $235.8 million of funding previously received from our partner from Advances for construction costs to Long-Term Debt on our Consolidated Balance Sheet to reflect the financing obligation payable to our partner over an expected term of 35 years. At December 31, 2017, the amount included in Long-Term Debt on our Consolidated Balance Sheet for financing obligation is $229.4 million. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement. The obligation matures in July 2052, requires monthly interest and principal payments, and bears an interest rate of approximately 10 percent.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2017 is associated with the $250 million of 6.05 percent notes maturing on June 15, 2018 and with the previously described other financing obligation.
Credit Facility
On February 2, 2015, we along with WPZ, Northwest, the lenders named therein and an administrative agent entered into the Second Amended & Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In November 2017, the maturity date of the facility was extended to February 2, 2021. However, the co-borrowers may request an additional extension of the maturity date for a one year period to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2017, no letters of credit have been issued and no loans to WPZ were outstanding under the credit facility.
Measured as of December 31, 2017, we are in compliance with our financial covenant under the credit facility.
Various covenants may limit, among other things, a borrower's and its material subsidiaries' ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements, and allow any material change in the nature of its business.
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.
Other than swing line loans, each time funds are borrowed, the borrower must choose whether such borrowing will be an alternate base rate borrowing or a Eurodollar borrowing. If such borrowing is an alternate base rate borrowing, interest is calculated on the basis of the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus one half of 1 percent and (c) a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus 1 percent, plus, in the case of each of (a), (b) and (c), an applicable margin. If the borrowing is a Eurodollar borrowing, interest is calculated on the basis of LIBOR for the relevant period plus an applicable margin. Interest on swing line loans is calculated as the sum of the alternate base rate plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower's senior unsecured long-term debt ratings.
WPZ participates in a commercial paper program and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At December 31, 2017, WPZ had no outstanding commercial paper.

Lease Obligations
The future minimum lease payments under our various operating leases are as follows (in thousands):

2018	$13,558
2019	14,890
2020	14,860
2021	14,710
2022	14,654
Thereafter	122,333
Total net minimum obligations	$195,005
Our lease expense was $11.0 million in 2017, $10.6 million in 2016, and $10.7 million in 2015.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments in available-for-sale securities within the ARO Trust at fair value were as follows (in millions):

	December 31, 2017		December 31, 2016
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$12.6	$12.6	$5.0	$5.0
U.S. Equity Funds	35.9	50.5	29.4	36.5
International Equity Funds	20.7	24.6	19.2	18.6
Municipal Bond Funds	46.8	46.9	36.7	36.3
Total	$116.0	$134.6	$90.3	$96.4
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$134.6	$134.6	$134.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(2,443.0)	(3,103.3)	—	(3,103.3)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96.4	$96.4	$96.4	$—	$—

Additional disclosures:
Long-term debt	(2,210.8)	(2,507.5)	—	(2,507.5)	—

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
Long-term debt - The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligation associated with our Dalton lateral, which is included within long-term debt, was determined using an income approach (See Note 3 - Debt and Financing Agreements).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the year ended December 31, 2017 or 2016.
6. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $15.6 million, $8.7 million and $13.5 million for 2017, 2016, and 2015, respectively. Included in our 2017 pension costs is a $7.6 million settlement charge. This amount reflects the portion of Williams’ settlement charge directly charged to us which was required as a result of lump-sum benefit payments made under Williams’ 2017 program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2017. In addition, we were charged $4.6 million of allocated corporate expenses also associated with the settlement charge.

Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments. The amount of deferred pension collections recorded as a regulatory liability at December 31, 2017 and 2016 were $32.5 million and $21.3 million, respectively.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries, are eligible for subsidized retiree health care benefits. We recognized other postretirement benefit income of $10.9 million, $12.0 million and $11.9 million for 2017, 2016, and 2015, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2017 and 2016 are $73.9 million and $63.0 million, respectively. These amounts are comprised of amounts being deferred for future rate treatment of $65.4 million and $52.0 million at December 31, 2017 and 2016, respectively, and amounts of $8.5 million and $11.0 million being amortized over a period of approximately 8 years per Docket No. RP12-993 at December 31, 2017 and 2016, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $7.7 million, $6.5 million and $6.6 million in 2017, 2016 and 2015, respectively, for Williams’ company matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015 was $5.7 million, $4.0 million and $4.0 million, respectively, excluding amounts allocated from WPZ and Williams.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from three of our major customers in 2017, 2016 and 2015 are as follows (in millions):

	2017	2016	2015
Duke Energy Corporation	$198.4	$178.9	$94.6
National Grid	177.4	166.3	129.6
The Southern Company, Inc.	160.0	69.6	61.6
Affiliates
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2017 and 2016, our advances to WPZ totaled approximately $395.2 million and $811.7 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At December 31, 2017, the interest rate was 1.16 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2017, 2016 and 2015 are revenues received from affiliates of $10.3 million, $11.2 million, and $4.6 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2017, 2016 and 2015 is purchased gas cost from affiliates of $3.9 million, $4.3 million, and $6.0 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $370.4 million, $318.4 million, and $327.1 million during 2017, 2016 and 2015, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income. The amount billed to us during 2016 includes $7.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $3.7 million, $4.3 million, and $5.7 million in 2017, 2016 and 2015, respectively.
We made equity distributions of $430 million, $440 million and $536 million during 2017, 2016 and 2015, respectively.
During 2017, 2016 and 2015, our parent made contributions totaling $410 million, $502 million and $652 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment.
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
During 2017 and 2016, our overall asset retirement obligation changed as follows (in thousands):

	2017	2016
Beginning balance	$275,452	$323,026
Accretion (1)	104,659	35,740
New obligations	28,447	7,995
Changes in estimates of existing obligations (2)	(38,470)	(85,514)
Property dispositions/obligations settled	(6,132)	(5,795)
Ending balance	$363,956	$275,452

(1)
The increase in accretion for 2017 includes the cumulative effect of accretion adjustment associated with new AROs identified in our historical land agreements of $87 million that are not a component of new obligations.

(2)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The changes in estimates of existing obligations reflect a decrease of $38 million and $86 million for 2017 and 2016, respectively. The decrease in 2017 is primarily due to a decrease in current estimates for offshore removal costs. The decrease in 2016 is due primarily to revisions in the estimated remaining life of assets and the current estimate to the inflation rate.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Under our current rate settlement our annual funding obligation is approximately $36.4 million, with installments to be deposited monthly (See Note 4).
9. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2017 and December 31, 2016 are as follows (in millions):

Regulatory Assets	2017	2016
Grossed-up deferred taxes on equity funds used during construction	$37.9	$73.2
Asset retirement obligations	168.7	117.2
Asset retirement costs - Eminence	49.5	53.9
Deferred taxes - asset	3.8	4.8
Deferred cash out	42.5	48.2
Deferred gas costs	6.0	—
Fuel cost	61.4	51.3
Other	3.7	2.5
Total Regulatory Assets	$373.5	$351.1

Regulatory Liabilities	2017	2016
Negative salvage	$409.7	$357.1
Deferred taxes - liability	471.1	—
Sentinel meter station depreciation	6.3	6.2
Postretirement benefits other than pension	73.9	63.0
Electric power cost	13.3	6.3
Pension - deferred collections	32.5	21.3
Other	0.3	4.6
Total Regulatory Liabilities	$1,007.1	$458.5

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
Deferred taxes - asset: Regulatory asset balance was established as a result of an increase to rate base deferred taxes due to an increase to the effective state income tax rate. The regulatory asset is being collected from rate payers over the remaining depreciable lives of the long-lived asset to which they relate.
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
Deferred taxes - liability: Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.
10. OTHER
During 2017 and 2016, we capitalized $0.2 million and $1.4 million, respectively, of project feasibility costs, which had been expensed in prior periods in Other expense, net, upon determining that the project was probable of development.
The Advances for construction costs on the Consolidated Balance Sheet are associated with advances received from third parties related to construction costs on the Atlantic Sunrise and Dalton projects. This balance increases as we receive additional advances. After construction of the respective projects are completed, the related liabilities will be reclassified to Long-Term Debt and reduced by payments we make to the third parties under terms of the applicable lease agreements. In the third quarter of 2017, the advances received from a third party related to construction costs on the Dalton lateral was reclassified to Long-Term Debt on our Consolidated Balance Sheet.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2017	First	Second	Third	Fourth (1)
Operating revenues	$413,716	$432,502	$452,052	$476,735
Operating expenses	246,539	274,719	300,436	799,397
Operating income (loss)	167,177	157,783	151,616	(322,662)
Interest expense	37,257	37,236	41,304	43,077
Other (income) and deductions, net	(24,936)	(31,121)	(24,020)	19,389
Net income (loss)	154,856	151,668	134,332	(385,128)
Equity interest in unrealized gain (loss) on interest rate hedge	35	1	72	219
Comprehensive income (loss)	$154,891	$151,669	$134,404	$(384,909)

2016	First (2)	Second	Third	Fourth
Operating revenues	$395,866	$393,017	$412,849	$414,403
Operating expenses	242,691	245,375	264,686	264,295
Operating income	153,175	147,642	148,163	150,108
Interest expense	38,822	37,817	37,318	37,337
Other (income) and deductions, net	(10,365)	(18,015)	(21,068)	(26,133)
Net income	124,718	127,840	131,913	138,904
Equity interest in unrealized gain (loss) on interest rate hedge	(234)	(50)	156	169
Comprehensive income	$124,484	$127,790	$132,069	$139,073

(1)
Includes $471.1 million increase to operating expenses for a regulatory charge resulting from Tax Reform. Includes $12.2 million increase to operating expenses for the portion of Williams' pension settlement costs charged to us. Includes $32.7 million unfavorable change to other (income) and deductions, net for regulatory assets associated with the effects of deferred taxes on equity funds used during construction as a result of Tax Reform. Includes $10.3 million unfavorable change to other (income) and deductions, net for regulatory charge resulting from Tax Reform for our equity investments.

(2)
Includes $15.0 million decrease to operating revenues to establish an accrual for Washington Storage Service potential refunds. Includes $6.3 million increase to operating expenses for severance related costs. Includes $2.9 million increase to interest expense related to interest on refunds for Washington Storage Services.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President, Controller and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
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
Items 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2017	2016
Audit fees	$1,300	$1,314
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,300	$1,314
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.
As a wholly owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2017 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on http://investor.williams.com.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2017 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	30

Consolidated Balance Sheet as of December 31, 2017 and 2016	31

Consolidated Statement of Member’s Equity for the Years Ended December 31, 2017, 2016 and 2015	33

Consolidated Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	34

Notes to Consolidated Financial Statements	36

Not covered by Report of Independent Registered Public Accounting Firm:

Quarterly Financial Data (Unaudited)	54

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

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

4.1
Senior Indenture dated July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to our registration statement Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.2
Indenture, dated as of May 22, 2008 between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

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

10.2
Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.2 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

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

10.4
Amendment No. 1 to Second Amended & Restated Credit Agreement dated December 18, 2015, between Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on December 23, 2015 as Exhibit 10.1 to our current Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.5
Amendment No. 2 and Extension Agreement, dated as of November 17, 2017, by and among Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, the lenders party thereto and Citibank, N.A. (filed on November 22, 2017 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

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

Item 16. Form 10-K Summary
Not applicable.

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
Date: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Frank J. Ferazzi	Management Committee Member and Senior Vice President (Principal Executive Officer)
Frank J. Ferazzi

/s/ Ted T. Timmermans	Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)
Ted T. Timmermans
Date: February 22, 2018