Form 10-Q
period 2018-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2018-08-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Natural gas sales	$29,873	$33,009	$55,124	$48,104
Natural gas transportation	415,708	365,246	842,286	727,811
Natural gas storage	33,786	33,935	68,553	68,824
Other	2,308	312	4,948	1,479
Total operating revenues	481,675	432,502	970,911	846,218

Operating Costs and Expenses:
Cost of natural gas sales	29,873	33,009	55,124	48,104
Cost of natural gas transportation	8,461	4,447	21,535	9,454
Operation and maintenance	93,659	82,100	180,675	154,813
Administrative and general	46,981	44,794	93,362	88,910
Depreciation and amortization	89,282	79,064	172,506	156,542
Taxes — other than income taxes	17,164	16,890	35,602	33,798
Regulatory credit resulting from Tax Reform (Note 1)	(20,867)	—	(20,867)	—
Other expense, net	12,564	14,415	30,405	29,637
Total operating costs and expenses	277,117	274,719	568,342	521,258

Operating Income	204,558	157,783	402,569	324,960

Other (Income) and Other Expenses:
Interest expense	53,375	37,236	98,449	74,493
Allowance for equity and borrowed funds used during construction (AFUDC)	(34,895)	(25,419)	(61,503)	(48,449)
Equity in (earnings) losses of unconsolidated affiliates	(1,325)	(1,389)	265	(2,410)
Miscellaneous other (income) expenses, net	(4,819)	(4,313)	(6,780)	(5,198)
Total other (income) and other expenses	12,336	6,115	30,431	18,436

Net Income	192,222	151,668	372,138	306,524

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(33) and $22 for the three months ended and $(27) and $37 for the six months ended June 30, 2018 and June 30, 2017, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	119	1	524	36

Comprehensive Income	$192,341	$151,669	$372,662	$306,560

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	809	1,109
Advances to affiliate	589,133	395,247
Trade and other	165,369	170,422
Transportation and exchange gas receivables	8,137	3,205
Inventories	59,821	40,027
Regulatory assets	107,853	97,149
Other	17,880	12,508
Total current assets	949,002	719,667

Investments, at cost plus equity in undistributed earnings	27,833	28,505

Property, Plant and Equipment:
Natural gas transmission plant	15,215,789	13,771,183
Less-Accumulated depreciation and amortization	4,005,315	3,859,520
Total property, plant and equipment, net	11,210,474	9,911,663

Other Assets:
Regulatory assets	283,986	276,315
Other	161,828	141,786
Total other assets	445,814	418,101

Total assets	$12,633,123	$11,077,936

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$33,356	$43,420
Trade and other	425,033	469,153
Transportation and exchange gas payables	3,411	2,121
Accrued liabilities	188,822	173,602
Long-term debt due within one year	1,642	251,430
Total current liabilities	652,264	939,726

Long-Term Debt	3,199,991	2,191,576

Other Long-Term Liabilities:
Asset retirement obligations	352,379	350,280
Regulatory liabilities	991,895	990,702
Advances for construction costs	739,953	426,771
Deferred revenue	231,450	236,729
Other	5,205	4,828
Total other long-term liabilities	2,320,882	2,009,310

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,428,499	4,088,499
Retained earnings	2,030,626	1,848,488
Accumulated other comprehensive income	861	337
Total member’s equity	6,459,986	5,937,324

Total liabilities and member’s equity	$12,633,123	$11,077,936

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$372,138	$306,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	172,506	156,542
Allowance for equity funds used during construction (equity AFUDC)	(45,910)	(37,260)
Regulatory credit resulting from Tax Reform (Note 1)	(20,867)	—
Equity in (earnings) losses of unconsolidated affiliates	265	(2,410)
Distributions from unconsolidated affiliates	931	4,848
Changes in operating assets and liabilities:
Receivables — affiliates	300	(33)
— trade and other	5,053	1,789
Transportation and exchange gas receivable	(4,932)	(1,282)
Inventories	(19,794)	(20,674)
Payables — affiliates	(10,686)	4,134
— trade	(30,052)	(1,467)
Accrued liabilities	15,719	(29,703)
Asset retirement obligations - non-current	23,230	19,977
Asset retirement obligations - removal costs	(4,013)	(1,212)
Deferred revenue	(5,279)	(479)
Other, net	(12,222)	10,719
Net cash provided by operating activities	436,387	410,013

Cash flows from financing activities:
Proceeds from long-term debt	993,440	—
Proceeds from other financing obligation	24,298	—
Retirement of long-term debt	(250,000)	—
Payments on other financing obligation	(758)	—
Payments for debt issuance costs	(9,208)	(13)
Cash distributions to parent	(190,000)	(210,000)
Cash contributions from parent	340,000	110,000
Net cash provided by (used in) financing activities	907,772	(100,013)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(1,463,600)	(740,079)
Contributions and advances for construction costs	337,874	194,108
Disposal of property, plant and equipment, net	(7,477)	(20,843)
Advances to affiliate, net	(193,886)	270,641
Purchase of ARO Trust investments	(36,807)	(32,290)
Proceeds from sale of ARO Trust investments	19,737	15,263
Proceeds from insurance	—	3,200
Net cash used in investing activities	(1,344,159)	(310,000)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(1,434,519)	$(807,408)
Changes in related accounts payable and accrued liabilities	(29,081)	67,329
Property, plant and equipment additions, net of equity AFUDC	$(1,463,600)	$(740,079)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On May 16, 2018, WPZ entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of WPZ's publicly held outstanding common units in exchange for shares of William's common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William's common stock or 1.513 shares if the closing does not occur before the record date of William's third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay WPZ a $410 million termination fee. Williams currently owns approximately 74 percent limited partner interest in WPZ.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2018 and December 31, 2017 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $0.9 million and $4.8 million in the six months ended June 30, 2018 and June 30, 2017, respectively.
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
Regulatory Accounting
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent . In accordance with ASC 980-740-25-2, we have recognized a regulatory liability to reflect the probable return to certain customers through future rates of the future decrease in income taxes payable associated with Tax Reform. In determining the estimated liability that we currently believe is probable of return to certain customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under fixed negotiated rates, in lieu of cost-based recourse rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million. At the end of our rate case base period at May 2018, we recorded a reduction to the liability of $20.9 million mostly due to an updated weighted average state income tax rate. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
Accounting Standards Issued and Adopted
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Among other things, ASU 2016-15 permits an accounting policy election to classify distributions received from equity-method investees using either the cumulative earnings approach or the nature of distribution approach. We have elected to apply the nature of distribution approach and have retrospectively conformed the prior year presentation within the Condensed Consolidated Statement of Cash Flows in accordance with ASU 2016-15. For the period ended June 30, 2017, amounts previously presented as Return of capital from unconsolidated affiliates within Investing Activities are now presented as part of Distributions from unconsolidated affiliates within Operating Activities, resulting in an increase to Net cash provided by operating activities of $2.1 million with a corresponding reduction in Net cash used in investing activities.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard became effective for interim and annual reporting periods beginning after December 15, 2017.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and right-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases”.

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases. We are also evaluating ASU 2016-02's available practical expedients on adoption, which we expect to elect.
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

The following table presents a reconciliation of our contract liabilities:

	Quarter to Date June 30, 2018	Year to Date June 30, 2018
	(Thousands)
Balance at beginning of period	$244,658	$247,296
Payments received and deferred	—	—
Recognized in revenue	(2,641)	(5,279)
Balance at end of period	$242,017	$242,017

The following table presents the amount of the contract liabilities balance as of June 30, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2018 (remainder)	$5,287
2019	10,566
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,898
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges. It also excludes consideration that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligation as of June 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2018 (remainder)	$850,434
2019	1,618,612
2020	1,515,147
2021	1,309,562
2022	1,116,179
2023	982,445
Thereafter	8,493,236
Total	$15,885,615
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
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate in our Condensed Consolidated Balance Sheet. At June 30, 2018 and January 1, 2018, Receivables - Trade and other includes $6.9 million and $2.5 million, respectively, of receivables not related to contracts with customers.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
On March 15, 2018, the FERC issued a revised policy statement in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the fact of the case, but also any arguments regarding the underlying validity of the policy itself.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2018, we had a balance of approximately $3.7 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities and $1.9 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2017, we had a balance of approximately $4.0 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities and $2.2 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At June 30, 2018, we had a balance of approximately $1.6 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $0.4 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2017, we had a balance of approximately $2.2 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $1.0 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We along with WPZ and Northwest Pipeline LLC (Northwest Pipeline), are party to a credit facility with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2018, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2018, WPZ had no commercial paper outstanding under the commercial paper program.
During July 2018, in anticipation of the WPZ Merger closing, Williams entered into a new $4.5 billion unsecured revolving credit agreement (Credit Agreement) that includes us and Northwest Pipeline as co-borrowers. The full amount of the credit facility will be available to Williams to the extent not utilized by us and Northwest Pipeline. Both Transco and Northwest Pipeline will have access up to $500 million under this Credit Agreement. The Credit Agreement will become effective upon closing of the WPZ Merger and will be initially available for five years from the Credit Agreement effective date.
Other Financing Obligation
During the first six months of 2018, we received an additional $24.3 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At June 30, 2018, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $252.8 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $1.6 million.
Issuance and Retirement of Long-Term Debt
On March 15, 2018, we issued $400 million of 4.0 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 to investors in a private placement. We used the net proceeds to retire our $250 million of 6.05 percent senior unsecured notes due June 2018, and for general purposes, including the funding of capital expenditures. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	June 30, 2018		December 31, 2017
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Cash and Money Market Funds	$14.7	$14.7	$12.6	$12.6
U.S. Equity Funds	46.3	62.5	35.9	50.5
International Equity Funds	21.9	24.5	20.7	24.6
Municipal Bond Funds	50.1	49.6	46.8	46.9
Total	$133.0	$151.3	$116.0	$134.6

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2018:
Measured on a recurring basis:
ARO Trust investments	$151.3	$151.3	$151.3	$—	$—

Additional disclosures:
Long-term debt, including current portion	(3,201.6)	(3,638.9)	—	(3,638.9)	—

Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$134.6	$134.6	$134.6	$—	$—

Additional disclosures:
Long-term debt	(2,443.0)	(3,103.3)	—	(3,103.3)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP12-993 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 for more information regarding the ARO Trust.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2018 or 2017.
7. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2018 and December 31, 2017, our advances to WPZ totaled approximately $589.1 million and $395.2 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month. At June 30, 2018, the interest rate was 1.80 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $1.5 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and $3.1 million and $6.4 million for the three and six months ended June 30, 2017, respectively.

The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.8 million and $3.7 million for the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.9 million for the three and six months ended June 30, 2017, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $99.3 million and $190.8 million in the three and six months ended June 30, 2018, respectively, and $87.3 million and $169.7 million in the three and six months ended June 30, 2017, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.2 million and $2.2 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively.
We made equity distributions totaling $190.0 million and $210.0 million during the six months ended June 30, 2018 and 2017, respectively. During July 2018, we made an additional distribution of $100.0 million. Our parent made contributions to us totaling $340.0 million and $110.0 million in the six months ended June 30, 2018 and 2017, respectively, to fund a portion of our expenditures for additions to property, plant and equipment.
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
On May 16, 2018, WPZ entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of WPZ's publicly held outstanding common units in exchange for shares of William's common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William's common stock or 1.513 shares if the closing does not occur before the record date of William's third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay WPZ a $410 million termination fee. Williams currently owns approximately 74 percent limited partner interest in WPZ. WPZ expects the WPZ Merger will be completed during the third quarter of 2018.
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the pending WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the fact of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC's guidance on ADIT likely will be challenged by customers and state commission, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger would have the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger will allow for the continued recovery of income tax allowances in our rates. Further, because of our requirement to file a general rate case no later than August 31, 2018, we are exempt from the Final Rule's filing requirement.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.
Critical Accounting Estimates
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of a income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $450.2 million as of June 30, 2018 and $471.1 million as of December 31, 2017. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the six months ended June 30, 2018 was $402.6 million compared to $325.0 million for the six months ended June 30, 2017. The increase in Operating Income of $77.6 million (23.9 percent) was primarily due to higher Natural gas transportation and Other revenues in the first six months of 2018 compared to the same period in 2017, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the six months ended June 30, 2018 was $372.1 million compared to $306.5 million for the six months ended June 30, 2017. The increase in Net Income of $65.6 million (21.4 percent) was mostly attributable to the increase in Operating Income and an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales increased $7.0 million (14.6 percent) for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to $11.1 million of higher cash out sales, partly offset by $4.0 million of lower system management gas sales. Cash out sales and system management gas are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the six months ended June 30, 2018 increased $114.5 million (15.7 percent) over the same period in 2017. The increase was primarily attributable to:

•	$106.5 million increase in transportation reservation revenues related to new incremental projects primarily attributable to:

•	$26.3 million from our Dalton project placed in partial service in April 2017, and fully in service in August 2017;

•	$21.4 million from our Hillabee project Phase I placed in partial service in June 2017, and fully in service in July 2017;
•$19.7 million from our Virginia Southside Phase II project placed in service in December 2017.
•$15.4 million from our Atlantic Sunrise project placed in partial service in September 2017;

•	$11.5 million from our New York Bay expansion project placed in service in October 2017;

•	$7.3 million from our Garden State project placed in partial service in September 2017, and fully in service in March 2018; and

•	$4.9 million from our Gulf Trace project placed in service in February 2017.

•
$7.2 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

Other for the six months ended June 30, 2018 increased $3.4 million (226.7 percent) over the same period in 2017. The increase was primarily attributable to deferred revenue on the Hillabee Project.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $55.1 million for the six months ended June 30, 2018 and $48.1 million for the comparable period in 2017, our operating costs and expenses for the six months ended June 30, 2018 increased $40.0 million (8.5 percent) from the comparable period in 2017. This increase was primarily attributable to:

•
$25.9 million (16.7 percent) increase in Operation and maintenance costs primarily resulting from a $16.8 million increase in contracted services mainly related to pipeline integrity, general maintenance and other testing on our pipeline and $8.9 million higher employee labor and related benefit costs;

•	$16.0 million (10.2 percent) increase in Depreciation and amortization costs primarily related to additional assets placed into service;

•
$12.0 million (126.3 percent) increase in Cost of natural gas transportation costs primarily resulting from $7.2 million higher electric power costs and $4.9 million higher fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•	$4.5 million (5.1 percent) increase in Administrative and general costs primarily due to higher allocated corporate expenses; and

•	Partially offset by a $20.9 million adjustment to a regulatory liability related to Tax Reform.
Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2018 had an unfavorable change of $12.0 million (65.2 percent) over the same period in 2017. This is mostly due to a $23.9 million increase in Interest expense of which $12.8 million is associated with our debt issuance in March 2018 and $12.1 million is associated with the other financing obligation (See Note 4), partly offset by a favorable change of $13.1 million in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects.
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
Pipeline Expansion Projects
We currently expect to invest capital of approximately $1.8 billion in 2018 in pipeline expansion projects.
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
Atlantic Sunrise
The Atlantic Sunrise Project involves an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. In February 2017, we received approval from the FERC for the project. We placed a portion of the mainline project facilities into service on September 1, 2017, which increased capacity by 400 Mdth/d. We placed additional mainline facilities into service on June 1, 2018, which increased capacity by an additional 150 Mdth/d. We expect to place the full project into service in the second half of August 2018, assuming timely receipt of the remaining regulatory approvals. The expected in service date is based upon current contractor schedules and may be affected by weather. The full project is expected to increase capacity by 1,700 Mdth/d.
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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. On April 20, 2018, the New York State Department of Environmental Conservation (NYSDEC) denied, without prejudice, Transco's application for certain permits required for the project. We have addressed the technical issues identified by NYSDEC and refiled our application on May 16, 2018. We plan to place the project into service in fourth quarter of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
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
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls)will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President and our Vice President and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

The FERC recently issued a policy statement that reversed its 2005 income tax policy that permitted master limited partnership (MLP) interstate oil and natural gas pipelines to recover an income tax allowance in cost of service rates, which if implemented, may adversely impact our financial condition and future results of operations.

In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. On March 15, 2018, the FERC issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a MLP pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service and further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.

On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.

On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate as a result of Tax Reform and the FERC’s revised policy statement regarding MLPs. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing process and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.

On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, and whether other features of Tax Reform require FERC action. Due to the foregoing, it is reasonably possible that future tariff-based rates collected by us may be negatively impacted by such actions, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

10.1
Credit Agreement dated as of July 13, 2018, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on July 17, 2018 as Exhibit 10.1 to The Williams Companies, Inc.'s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 2, 2018	By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President and Chief Accounting Officer
(Principal Accounting Officer)