Form 10-Q
period 2018-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2018-11-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Job Acts of 2017), regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Natural gas sales	$41,757	$26,763	$96,881	$74,867
Natural gas transportation	422,999	389,080	1,265,285	1,116,891
Natural gas storage	33,839	33,954	102,392	102,778
Other	2,815	2,255	7,763	3,734
Total operating revenues	501,410	452,052	1,472,321	1,298,270

Operating Costs and Expenses:
Cost of natural gas sales	41,757	26,763	96,881	74,867
Cost of natural gas transportation	9,126	5,828	30,661	15,282
Operation and maintenance	101,916	113,101	282,591	267,914
Administrative and general	44,474	43,110	137,836	132,020
Depreciation and amortization	91,670	82,826	264,176	239,368
Taxes — other than income taxes	16,622	15,333	52,224	49,131
Regulatory credit resulting from Tax Reform (Note 1)	—	—	(20,867)	—
Other expense, net	15,631	13,475	46,036	43,112
Total operating costs and expenses	321,196	300,436	889,538	821,694

Operating Income	180,214	151,616	582,783	476,576

Other (Income) and Other Expenses:
Interest expense	50,180	41,304	148,629	115,797
Allowance for equity and borrowed funds used during construction (AFUDC)	(43,165)	(22,334)	(104,668)	(70,783)
Equity in earnings of unconsolidated affiliates	(762)	(912)	(497)	(3,322)
Miscellaneous other (income) expenses, net	(5,537)	(774)	(12,317)	(5,972)
Total other (income) and other expenses	716	17,284	31,147	35,720

Net Income	179,498	134,332	551,636	440,856

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(51) and $38 for the three months ended and $(78) and $75 for the nine months ended September 30, 2018 and September 30, 2017, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	48	72	572	108

Comprehensive Income	$179,546	$134,404	$552,208	$440,964

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	721	1,109
Advances to affiliate	244,816	395,247
Trade and other	151,186	170,422
Transportation and exchange gas receivables	1,669	3,205
Inventories	56,159	40,027
Regulatory assets	103,677	97,149
Other	15,306	12,508
Total current assets	573,534	719,667

Investments, at cost plus equity in undistributed earnings	27,824	28,505

Property, Plant and Equipment:
Natural gas transmission plant	15,606,560	13,771,183
Less-Accumulated depreciation and amortization	4,064,910	3,859,520
Total property, plant and equipment, net	11,541,650	9,911,663

Other Assets:
Regulatory assets	281,457	276,315
Other	168,346	141,786
Total other assets	449,803	418,101

Total assets	$12,592,811	$11,077,936

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$42,185	$43,420
Trade and other	264,588	469,153
Transportation and exchange gas payables	1,888	2,121
Accrued liabilities	177,389	173,602
Long-term debt due within one year	1,681	251,430
Total current liabilities	487,731	939,726

Long-Term Debt	3,204,044	2,191,576

Other Long-Term Liabilities:
Asset retirement obligations	327,760	350,280
Regulatory liabilities	1,010,647	990,702
Advances for construction costs	789,762	426,771
Deferred revenue	228,807	236,729
Other	4,528	4,828
Total other long-term liabilities	2,361,504	2,009,310

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,428,499	4,088,499
Retained earnings	2,110,124	1,848,488
Accumulated other comprehensive income	909	337
Total member’s equity	6,539,532	5,937,324

Total liabilities and member’s equity	$12,592,811	$11,077,936

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$551,636	$440,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	264,176	239,368
Allowance for equity funds used during construction (equity AFUDC)	(78,337)	(53,867)
Regulatory credit resulting from Tax Reform (Note 1)	(20,867)	—
Equity in earnings of unconsolidated affiliates	(497)	(3,322)
Distributions from unconsolidated affiliates	1,751	6,261
Changes in operating assets and liabilities:
Receivables — affiliates	388	163
— trade and other	19,236	(2,156)
Transportation and exchange gas receivable	1,536	883
Inventories	(16,132)	7,524
Payables — affiliates	(1,235)	(5,972)
— trade	(57,502)	(28,536)
Accrued liabilities	(8,867)	(41,137)
Asset retirement obligations - non-current	28,216	45,629
Asset retirement obligations - removal costs	(6,671)	(1,708)
Deferred revenue	(7,922)	(2,864)
Other, net	(1,387)	(4,179)
Net cash provided by operating activities	667,522	596,943

Cash flows from financing activities:
Proceeds from long-term debt	993,440	—
Proceeds from other financing obligation	29,188	—
Retirement of long-term debt	(250,000)	—
Payments on other financing obligation	(1,151)	(241)
Payments for debt issuance costs	(10,043)	(13)
Cash distributions to parent	(290,000)	(330,000)
Cash contributions from parent	340,000	110,000
Net cash provided by (used in) financing activities	811,434	(220,254)

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(1,982,386)	(1,089,917)
Contributions and advances for construction costs	393,130	252,249
Disposal of property, plant and equipment, net	(21,284)	(33,281)
Advances to affiliate, net	150,431	512,634
Purchase of ARO Trust investments	(44,492)	(46,709)
Proceeds from sale of ARO Trust investments	25,964	27,520
Proceeds from insurance	—	3,200
Other, net	(319)	(2,385)
Net cash used in investing activities	(1,478,956)	(376,689)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(1,803,610)	$(1,154,317)
Changes in related accounts payable and accrued liabilities	(178,776)	64,400
Property, plant and equipment additions, net of equity AFUDC	$(1,982,386)	$(1,089,917)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco was indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which was consolidated by The Williams Companies, Inc. (Williams). On August 10, 2018, Williams completed a merger with WPZ, pursuant to which Williams acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of Williams' common stock (WPZ Merger). Williams continued as the surviving entity. Transco is now indirectly owned by Williams.
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2018 and December 31, 2017 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $1.8 million and $6.3 million in the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
Regulatory Accounting
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent . In accordance with ASC 980-740-25-2, we have recognized a regulatory liability to reflect the probable return to certain customers through future rates of the future decrease in income taxes payable associated with Tax Reform. In determining the estimated liability that we currently believe is probable of return to certain customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under fixed negotiated rates, in lieu of cost-based recourse rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million. At the end of May 2018, we recorded a reduction to the liability of $20.9 million mostly due to an updated weighted average state income tax rate. The timing and actual amount of such return will be subject to the outcome of our rate case proceeding filed in Docket No. RP18-1126.

Income Taxes
We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by our parent, Williams. Net income for financial statement purposes may differ significantly from taxable income of Williams as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Accounting Standards Issued and Adopted
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Among other things, ASU 2016-15 permits an accounting policy election to classify distributions received from equity-method investees using either the cumulative earnings approach or the nature of distribution approach. We have elected to apply the nature of distribution approach and have retrospectively conformed the prior year presentation within the Condensed Consolidated Statement of Cash Flows in accordance with ASU 2016-15. For the period ended September 30, 2017, amounts previously presented as Return of capital from unconsolidated affiliates within Investing Activities are now presented as part of Distributions from unconsolidated affiliates within Operating Activities, resulting in an increase to Net cash provided by operating activities of $2.7 million with a corresponding reduction in Net cash used in investing activities.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases. We are also evaluating ASU 2016-02's available practical expedients on adoption, which we generally expect to elect.
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

In situations where we consider the integrated package of services as a single performance obligation, which represents a majority of our contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to stand ready (with regard to firm transportation and storage contracts), receive, transport or store, and redeliver natural gas to the customer; therefore, revenue is recognized at the completion of the integrated package of services and represents a single performance obligation.
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks.
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

The following table presents a reconciliation of our contract liabilities:

	Quarter to Date September 30, 2018	Year to Date September 30, 2018
	(Thousands)
Balance at beginning of period	$242,017	$247,296
Payments received and deferred	—	—
Recognized in revenue	(2,644)	(7,923)
Balance at end of period	$239,373	$239,373

The following table presents the amount of the contract liabilities balance as of September 30, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2018 (remainder)	$2,643
2019	10,566
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,898
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges. It also excludes consideration that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligation as of September 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2018 (remainder)	$424,051
2019	1,627,699
2020	1,509,440
2021	1,371,150
2022	1,094,138
2023	960,611
Thereafter	8,339,653
Total	$15,326,742

The table above excludes remaining performance obligations associated with the Atlantic Sunrise expansion project for which we received FERC authorization to place into service in October 2018. We anticipate annual performance obligations of approximately $420 million associated with Atlantic Sunrise over the term of the contracts.
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
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate in our Condensed Consolidated Balance Sheet. At September 30, 2018 and January 1, 2018, Receivables - Trade and other includes $8.9 million and $2.5 million, respectively, of receivables not related to contracts with customers.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under the Natural Gas Act of 1938, Section 5.
Income tax matters On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the recent WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the fact of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC's guidance on ADIT likely will be challenged by customers and state commission, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger has the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in our rates. Our Docket No. RP18-1126 rate case filing (discussed above) reflects a tax allowance based on this clarification, and the FERC's September 28, 2018 order in that rate case proceeding finds that we are exempt from the FERC Form No. 501-G filing requirement established in Docket No. RM18-11.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $6 million to $8 million (including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2018, we had a balance of approximately $3.6 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities and $1.8 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2017, we had a balance of approximately $4.0 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities and $2.2 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. To date, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings. As a result, as estimated costs of environmental assessment and remediation are incurred, they are recorded as regulatory assets in the Condensed Consolidated Balance Sheet until collected through rates. At September 30, 2018, we had a balance of approximately $1.3 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $0.1 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2017, we had a balance of approximately $2.2 million of uncollected environmental related regulatory assets, $1.2 million recorded in Current Assets - Regulatory assets and $1.0 million recorded in Other Assets - Regulatory assets in the accompanying Condensed Consolidated Balance Sheet.
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

4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
Effective August 2018, we along with Williams and Northwest Pipeline LLC (Northwest Pipeline), entered into and are party to a credit facility with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to Williams under this credit facility is $1 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2018, no letters of credit have been issued and no loans were outstanding under the credit facility.
On August 10, 2018, following the consummation of the WPZ Merger, WPZ's $3 billion commercial paper program was discontinued and Williams entered into a new $4 billion commercial paper program. Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2018, Williams had approximately $824 million of commercial paper outstanding.
Other Financing Obligation
During the first nine months of 2018, we received an additional $29.2 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At September 30, 2018, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $257.3 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $1.7 million.
During the construction of our Atlantic-Sunrise project, we received funding from a partner for its proportionate share of construction costs related to an undivided ownership interest in certain parts of the project. Amounts received were recorded in Advances for construction costs and 100 percent of the costs associated with construction were capitalized on our Condensed Consolidated Balance Sheet. Upon placing the project in service during October 2018, we began utilizing this partner's undivided interest in the lateral, including the associated pipeline capacity, and expect to reclassify approximately $789.8 million, as of the balance sheet date, of funding previously received from our partner from Advances for construction costs to debt to reflect the financing obligation payable to our partner over an expected term of 20 years. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it will be accounted for as a financing arrangement over the course of the capacity agreement.
Issuance and Retirement of Long-Term Debt
On March 15, 2018, we issued $400 million of 4.0 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 to investors in a private placement. We used the net proceeds to retire our $250 million of 6.05 percent senior unsecured notes due June 2018, and for general purposes, including the funding of capital expenditures. In September 2018, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
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
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.

Investments within the ARO Trust at fair value were as follows (in millions):

	September 30, 2018		December 31, 2017
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$16.4	$16.4	$12.6	$12.6
U.S. Equity Funds	46.4	66.7	35.9	50.5
International Equity Funds	21.9	24.5	20.7	24.6
Municipal Bond Funds	50.1	49.2	46.8	46.9
Total	$134.8	$156.8	$116.0	$134.6

6. FAIR VALUE MEASUREMENTS
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of short-term financial assets (advances to affiliate) that have variable interest rates, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2018:
Measured on a recurring basis:
ARO Trust investments	$156.8	$156.8	$156.8	$—	$—

Additional disclosures:
Long-term debt, including current portion	(3,205.7)	(3,621.6)	—	(3,621.6)	—

Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$134.6	$134.6	$134.6	$—	$—

Additional disclosures:
Long-term debt	(2,443.0)	(3,103.3)	—	(3,103.3)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2018 or 2017.
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program (See Note 1), and we make advances to and receive advances from Williams. At September 30, 2018, our advances to Williams totaled approximately $244.8 million and at December 31, 2017, our advances to WPZ totaled approximately $395.2 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At September 30, 2018, the interest rate was 1.99 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.9 million and $6.2 million for the three and nine months ended September 30, 2018, respectively, and $2.5 million and $8.9 million for the three and nine months ended September 30, 2017, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.2 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2017, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $99.2 million and $290.0 million in the three and nine months ended September 30, 2018, respectively, and $91.4 million and $261.1 million in the three and nine months ended September 30, 2017, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.7 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively.
We made equity distributions totaling $290.0 million and $330.0 million during the nine months ended September 30, 2018 and 2017, respectively. During October 2018, we made an additional distribution of $200.0 million. Our parent made contributions to us totaling $340.0 million and $110.0 million in the nine months ended September 30, 2018 and 2017, respectively, to fund a portion of our expenditures for additions to property, plant and equipment.

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
8. OTHER
The Advances for construction costs on the accompanying Condensed Consolidated Balance Sheet are associated with advances received from a third party related to construction costs on the Atlantic Sunrise project. This balance increases as we receive additional advances. In October 2018, the project was placed into service and the related liabilities will be reclassified to debt and reduced by payments we make to the third party under terms of the applicable lease agreement.

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
On August 10, 2018, Williams completed a merger with WPZ, pursuant to which Williams acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of Williams' common stock. Williams continued as the surviving entity.
Filing of Rate Case
On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under the Natural Gas Act of 1938, Section 5. The impact of these specific new rates is expected to reduce revenues by approximately $2.5 million per month beginning October 1, 2018.
Income Tax Matters
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the recent WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the fact of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC's guidance on ADIT likely will be challenged by customers and state commission, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger has the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in our rates. Our Docket No. RP18-1126 rate case filing (discussed above) reflects a tax allowance based on this clarification, and the FERC's September 28, 2018 order in that rate case proceeding finds that we are exempt from the FERC Form No. 501-G filing requirement established in Docket No. RM18-11.
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
Critical Accounting Estimates
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of a income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $450.2 million as of September 30, 2018 and $471.1 million as of December 31, 2017. The timing and actual amount of such return will be subject to the outcome of the rate case proceeding filed in Docket No. RP18-1126.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the nine months ended September 30, 2018 was $582.8 million compared to $476.6 million for the nine months ended September 30, 2017. The increase in Operating Income of $106.2 million (22.3 percent) was primarily due to higher Natural gas transportation, Natural gas sales and Other revenues in the first nine months of 2018 compared to the same period in 2017, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the nine months ended September 30, 2018 was $551.6 million compared to $440.9 million for the nine months ended September 30, 2017. The increase in Net Income of $110.7 million (25.1 percent) was mostly attributable to the increase in Operating Income and a favorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales increased $22.0 million (29.4 percent) for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to $19.8 million of higher cash out sales and $2.2 million of higher system management gas sales. Cash out sales and system management gas are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the nine months ended September 30, 2018 increased $148.4 million (13.3 percent) over the same period in 2017. The increase was primarily attributable to:

•	$133.4 million increase in transportation reservation revenues related to new incremental projects primarily attributable to:

•	$29.7 million from our Virginia Southside Phase II project placed in service in December 2017.

•	$27.9 million from our Dalton project placed in partial service in April 2017, and fully in service in August 2017;

•	$22.6 million from our Hillabee project Phase I placed in partial service in June 2017, and fully in service in July 2017;

•	$17.7 million from our Atlantic Sunrise project placed in partial service in September 2017;

•	$17.4 million from our New York Bay expansion project placed in service in October 2017;

•	$13.2 million from our Garden State project placed in partial service in September 2017, and fully in service in March 2018; and

•	$4.9 million from our Gulf Trace project placed in service in February 2017.

•
$10.3 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	$4.9 million higher commodity revenue.
Other for the nine months ended September 30, 2018 increased $4.1 million (110.8 percent) over the same period in 2017. The increase was primarily attributable to deferred revenue on the Hillabee Project.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $96.9 million for the nine months ended September 30, 2018 and $74.9 million for the comparable period in 2017, our operating costs and expenses for the nine months ended September 30, 2018 increased $45.9 million (6.1 percent) from the comparable period in 2017. This increase was primarily attributable to:

•
$24.8 million (10.4 percent) increase in Depreciation and amortization costs primarily resulting from $27.8 million increase related to additional assets placed into service, partly offset by $4.4 million lower expenses due to ARO related depreciation;

•
$15.4 million (100.7 percent) increase in Cost of natural gas transportation costs primarily resulting from $10.3 million higher electric power costs and $5.1 million higher fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations;

•
$14.7 million (5.5 percent) increase in Operation and maintenance costs primarily resulting from $9.4 million higher employee labor and related benefit costs and $8.1 million increase in contracted services mainly related to our compressor stations engines overhaul;

•	$5.8 million (4.4 percent) increase in Administrative and general costs primarily due to higher allocated corporate expenses;

•	$3.1 million (6.3 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service;

•	$2.9 million (6.7 percent) increase in Other expenses, net primarily related to an unfavorable change in the deferral of ARO related depreciation to a regulatory asset; and

•	Partially offset by a $20.9 million adjustment to a regulatory liability related to Tax Reform.
Other (Income) and Other Expenses
Other (income) and other expenses for the nine months ended September 30, 2018 had a favorable change of $4.6 million (12.9 percent) over the same period in 2017. This is mostly due to a favorable change of $33.9 million in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects and a favorable change of $6.3 million in Miscellaneous other (income) expenses, net primarily due to higher interest income from affiliates, mostly offset by $32.8 million increase in Interest expense primarily due to $23.7 million associated with our debt issuance in March 2018 and $14.1 million associated with the other financing obligation (See Note 4), partly offset by $4.5 million due to debt re-payment.
Pipeline Expansion Projects
We currently expect to invest capital of approximately $1.8 billion in 2018 in pipeline expansion projects.
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a new interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. We placed a portion of Phase I into service on June 14, 2017, and we placed the remainder of Phase I into service on July 11, 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
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
Garden State
The Garden State Expansion Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. We placed the initial phase of the project into service on September 9, 2017 and the remaining portion of the project was placed into service on March 23, 2018. The project increased capacity by 180 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involved an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. We placed a portion of the mainline project facilities into service on September 1, 2017, which increased capacity by 400 Mdth/d. We placed additional mainline facilities into service on June 1, 2018, which increased capacity by an additional 150 Mdth/d. We placed the full project into service on October 6, 2018.The full project increased capacity by 1,700 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. In November 2017, we received approval from the FERC for the project. We plan to place the project into service during the first quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. On April 20, 2018, the New York State Department of Environmental Conservation (NYSDEC) denied, without prejudice, Transco's application for certain permits required for the project. We addressed the technical issues identified by NYSDEC and refiled our application on May 16, 2018. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
Rivervale South to Market
The Rivervale South to Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on our North New Jersey Extension to our existing Central Manhattan meter station in New Jersey and our Station 210 Pooling Point in New Jersey. In August 2018, we received approval from the FERC for the project. We plan to place the project into service as early as the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 190 Mdth/d.
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

Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco's Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We plan to place the project into service in the second half of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 580 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
The information called for by this item is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except that the following risk factors are no longer applicable:

in the Form 10-K, the risk factor captioned:

The amount of income taxes that we will be allowed to recover will be determined by the outcome of future rate cases and any potential action taken by the FERC in response to its recent Notice of Inquiry; and

in the Form 10-Q for the period ending June 30, 2018, the risk factor captioned:

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	November 1, 2018	By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President and Chief Accounting Officer
(Principal Accounting Officer)