Form 10-K
period 2018-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2019-02-21
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Transco is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation. Prior to August 10, 2018, we were indirectly owned by Williams Partners L.P. (WPZ), a Delaware limited partnership which was consolidated by Williams. On August 10, 2018, Williams acquired all of the outstanding common units of WPZ held by others, merged WPZ into Williams (WPZ Merger), and Williams continued as the surviving entity.
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
At December 31, 2018, our natural gas pipeline, which extends from Texas to New York, had a system-wide delivery capacity totaling approximately 16.7 MMdth of gas per day. During 2018, we completed two fully-contracted expansions, which added more than 1.75 MMdth of firm transportation capacity per day to our pipeline. The system is comprised of approximately 9,900 miles of mainline and branch transmission pipelines, 55 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 2.2 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of gas. At December 31, 2018, our customers had stored in our facilities approximately 130 Bcf of gas. In addition, through wholly-owned subsidiaries we operate and own a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2018 were Duke Energy Corporation, National Grid and The Southern Company, Inc., which accounted for approximately 9.5 percent, 9.1 percent and 8.1 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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

PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2018 or are significant future pipeline projects for which we have customer commitments. In 2019, we expect to invest capital of approximately $1.0 billion in pipeline projects.
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
Garden State
The Garden State Expansion Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 210 Pooling Point in New Jersey to a new interconnection on our Trenton Woodbury Lateral in Burlington County, New Jersey. We placed the initial phase of the project into service on September 9, 2017, and the remaining portion of the project was placed into service on March 23, 2018. The project increased capacity by 180 Mdth/d.
Atlantic Sunrise
The Atlantic Sunrise Project involved an expansion of our existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along our mainline as far south as our Station 85 Pooling Point in Choctaw County, Alabama. We placed a portion of the mainline project facilities into service on September 1, 2017, which increased capacity by 400 Mdth/d. We placed additional mainline facilities into service on June 1, 2018, which increased capacity by an additional 150 Mdth/d. We placed the full project into service on October 6, 2018. In total, the project increased capacity by 1,700 Mdth/d.
Gulf Connector
The Gulf Connector Expansion Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. We placed the project into service on January 4, 2019. The project increased capacity by 475 Mdth/d.
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
Gateway
The Gateway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. In December 2018, we received approval from the FERC for the project. We plan to place the project into service as early as the first quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.
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
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco's Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We expect to file an application with the FERC in June 2019 for approval of the project. We plan to place the project into service in the second half of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582.4 Mdth/d.

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
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended (NGA).
The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. Although we expect that the decreased federal income tax rates will require us to reduce our rates charged to customers in the future and as a result we recognized a regulatory liability as of the date of enactment of Tax Reform, the details of any regulatory implementation guidance remain uncertain.
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
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
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in our rates. Our Docket No. RP18-1126 rate case filing (discussed above) reflects a tax allowance based on this clarification, and the FERC's September 28, 2018 order in that rate case proceeding finds that we are exempt from the FERC Form No. 501-G filing requirement established in Docket No. RM18-11.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to ADIT amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

REGULATION
FERC Regulation.
Our interstate transmission and storage activities are subject to regulation by the FERC under the NGA, and under the Natural Gas Policy Act of 1978, as amended, and as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties for which certificates are required under the NGA. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.3 million per day for each violation of its rules.
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
For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations,” and “Environmental Matters” in Note 3 of our Notes to Consolidated Financial Statements.
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
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2019 associated with this program will be approximately $69 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. (See Note 1 and Note 8 of Notes to Consolidated Financial Statements.)
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Transcontinental Gas Pipe Line Company, LLC, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.
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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws and regulations (including but not limited to the Tax Cuts and Jobs Act of 2017), the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

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
We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, Williams and its other affiliates, may not be limited in their ability to compete with us. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils, and other alternative energy sources. We may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2018, our largest customer was Duke Energy Corporation, which accounted for approximately 9.5 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
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
Our ability to obtain credit in the future could be affected by Williams’ credit ratings.
Substantially all of Williams’ operations are conducted through its respective subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams credit rating could result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2018, was $4.01 billion.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to guarantee certain indebtedness, to make certain distributions during the continuation of an event of default and to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to such entities and their respective subsidiaries, including us.
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
Because we are an indirect wholly-owned subsidiary of Williams, Williams exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:

•	Payment of distributions and repayment of advances;

•	Decisions on financings and our capital raising activities;

•	Mergers or other business combinations; and

•	Acquisition or disposition of assets.

Williams could decide to increase distributions or advances to our member consistent with existing debt covenants. This could adversely affect our liquidity.
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
Tax Reform made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. Although we expect the decreased federal income tax rates will require us to return amounts to certain customers through future rates and have recognized a regulatory liability, the details of any regulatory implementation guidance remain uncertain.

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
Our business could be negatively impacted by acts of terrorism and related disruptions.
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

A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by Williams.
Distributions totaling $490 million were declared and paid by us to our parent during the year ended December 31, 2018. An additional distribution of $176 million was declared and paid by us to our parent in January 2019. Distributions totaling $430 million were declared and paid by us to our parent during the year ended December 31, 2017. During July 2017, we recognized a non-cash distribution to our parent of $240 million.
In the year ended December 31, 2018, our parent made contributions totaling $340 million to us to fund a portion of our expenditures for additions to property, plant and equipment. In the year ended December 31, 2017, our parent made contributions to us totaling $410 million.
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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $385.2 million at December 31, 2018. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $1,032.0 million at December 31, 2018. A summary of regulatory assets and liabilities is included in Note 10 of Notes to Consolidated Financial Statements.

In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $450.2 million and $471.1 million, respectively, as of December 31, 2018 and December 31, 2017. The timing and actual amount of such return will be subject to the outcome of the rate case proceeding filed in Docket No. RP18-1126.
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
In December 2010 we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Covington County, Mississippi. Due to the leak at this cavern, damage to the well at an adjacent cavern, and operating problems at two other caverns constructed at about the same time, we determined that the four caverns should be retired, which was completed in 2014. In addition, further studies have indicated the need for capital improvements over the next several years of the remaining three caverns. As a result, we performed an assessment of our Eminence storage field for impairment as of December 31, 2018. The carrying value at that date was $103 million. These events have not affected the performance of our obligations under our service agreements with our customers. However, judgments and assumptions are inherent in our estimate of future cash flows used to evaluate Eminence. In our evaluation, our estimate of the undiscounted cash flows of Eminence exceeded its carrying value, and thus no impairment loss was recognized in 2018. If our estimates of revenues were to significantly decrease, it could result in an impairment of this asset.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2018 and 2017. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
2018 COMPARED TO 2017
Operating Income and Net Income
Operating Income for 2018 was $826.3 million compared to $153.9 million for 2017. The increase in Operating Income of $672.4 million (436.9 percent) was primarily due to a decrease in Operating Costs and Expenses in 2018 compared to 2017, as discussed below, and higher Natural gas transportation, Natural gas sales and Other revenues in 2018 compared to 2017, as discussed below. Net Income for 2018 was $741.1 million compared to $55.7 million for 2017. The increase in Net Income of $685.4 million (1,230.5 percent) was mostly attributable to an increase in Operating Income, as discussed below, and a favorable change in Other (Income) and Other Expenses, as discussed below.
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

Operating Revenues
Natural gas sales increased $28.7 million (29.0 percent) to $127.8 million for 2018 when compared to 2017. The increase was due to $26.5 million of higher cash-out sales and $2.2 million of higher system management gas sales. Cash-out sales and system management gas sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for 2018 was $1,784.8 million compared to $1,531.8 million for 2017. The $253.0 million (16.5 percent) increase was primarily attributable to:

•	$240.5 million increase in transportation reservation revenues related to new incremental projects primarily attributable to:

•	$111.5 million from our Atlantic Sunrise project placed in partial service in September 2017, and fully in service in October 2018;
•$36.3 million from our Virginia Southside Phase II project placed in service in December 2017;

•	$28.7 million from our Dalton project placed in partial service in April 2017, and fully in service in August 2017;

•	$22.0 million from our Hillabee project Phase I placed in partial service in June 2017, and fully in service in July 2017;

•	$18.7 million from our Garden State project placed in partial service in September 2017, and fully in service in March 2018;
•$17.7 million from our New York Bay project placed in service in October 2017; and
•$4.9 million from our Gulf Trace project placed in service in February 2017.

•
$14.0 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	$10.0 million higher commodity revenue.

•	Partially offset by $6.0 million lower revenues related to Docket No. RP18-1126 rate decreases effective October 1, 2018.
Other for 2018 increased $3.8 million (55.9 percent) compared to 2017 primarily attributable to the amortization of deferred revenue on the Hillabee project.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses decreased approximately $416.2 million (27.3 percent) from the comparable period in 2017. This decrease was primarily attributable to:

•	A $492.0 million (104.4 percent) decrease in Regulatory charges (credit) resulting from Tax Reform (Note 1);

•
A $2.6 million (0.6 percent) decrease in Operation and maintenance costs mostly due to $12.6 million lower costs related to pipeline integrity, general maintenance and other testing on our pipeline partly offset by $10.3 million higher employee labor and related benefits costs;

•	Partially offset by a $48.5 million (15.2 percent) increase in Depreciation and amortization costs primarily related to additional assets placed into service;

•	A $19.1 million (97.4 percent) increase in Cost of natural gas transportation costs primarily resulting from $14.1 million higher electric power costs and $5.1 million higher fuel costs;

•	A $7.5 million (4.1 percent) increase in Administrative and general costs primarily due to higher allocated corporate expenses; and

•	A $1.9 million (2.9 percent) increase in Taxes-other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service.

Other (Income) and Other Expenses
Other (Income) and Other Expenses in 2018 had a favorable change of $13.0 million (13.2 percent) over 2017. This favorable change was primarily attributable to:

•
A $35.9 million (114.3 percent) favorable change in Miscellaneous other (income) expenses, net primarily related to the absence of a regulatory charge associated with Tax Reform for the effects of deferred taxes on equity funds used during construction recorded in 2017;

•	A $24.3 million (26.4 percent) favorable change in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects.

•
A $7.3 million (117.7 percent) favorable change in Equity in (earnings) loss of unconsolidated affiliates primarily related to a regulatory charge associated with establishing a regulatory liability resulting from Tax Reform recorded in 2017;

•	A $4.1 million (117.1 percent) favorable change in Interest income - affiliate primarily due to higher intercompany interest rates; and

•
Partially offset by $59.3 million (37.3 percent) unfavorable Interest expense - other primarily due to $26.4 million associated with our debt issuance in March 2018 and $33.1 million associated with other financing obligations (See Note 4 of Notes to Consolidated Financial Statements).

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
In responding to the incident, we cooperated with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). On July 29, 2016, PHMSA issued a Notice of Probable Violation (NOPV), which includes a $1.6 million proposed civil penalty to us in connection with the incident. This penalty was accrued in the second quarter of 2016 and would not be covered by our insurance policies. We filed a response to the NOPV on August 25, 2016, and on July 14, 2017, PHMSA held a hearing on the NOPV. On December 20, 2018, the PHMSA issued a Final Order, which made findings of violation, reduced the civil penalty to $1.4 million, and specified actions that need to be taken by us to comply with pipeline safety regulations.
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
We, with the insurer of one of our contractors, have settled several claims against us for wrongful death and personal injury. In addition, we are a defendant in other lawsuits seeking damages for wrongful death, personal injury and property damages. We believe it is reasonably possible that losses will be incurred on some lawsuits. However, in management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows. While we also have claims for indemnification, we continue to believe that it is probable that any ultimate losses incurred will be covered by our contractors' insurance and our insurance.
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
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, collection of advances to Williams, accessing capital markets, and, if required, borrowings under the credit facility described below and advances from Williams.
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On March 15, 2018, we completed a private placement of $400 million of 4.0 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 . We used the net proceeds from the offering to repay indebtedness, including our $250 million of 6.05 percent notes due upon their maturity on June 15, 2018, and for general corporate purposes, including the funding of capital expenditures. The notes issued in March 15, 2018 were the subject of a registration rights agreement. In the third quarter of 2018, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act.
We, along with Williams and Northwest Pipeline LLC, are co-borrowers under a $4.5 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $1.0 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Northwest Pipeline LLC. See Note 4 of Notes to Consolidated Financial Statements for further discussion of the credit facility.
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2018, our advances to Williams totaled approximately $33.0 million. These advances are represented by demand notes. The decrease in 2018 of these advances primarily resulted from the use of funds for capital expenditures.
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
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2019 capital expenditures will be approximately $1.0 billion for expansion projects and $0.2 billion for maintenance projects, the majority of the amount is considered nondiscretionary due to legal, regulatory, and/or contractual requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2018, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2018. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2018	Expected Maturity Date
	2019	2020	2021	2022
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$—	$—
Interest rate	5.87%	5.87%	5.87%	5.87%

Other financing obligation:
Fixed rate	$15	$17	$19	$21
Interest rate	9.93%	9.93%	9.93%	9.92%

December 31, 2018	Expected Maturity Date
	2023	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$2,983	$2,983	$3,136
Interest rate	5.87%	4.95%

Other financing obligation:
Fixed rate	$23	$972	$1,067	$1,649
Interest rate	9.92%	9.78%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
February 21, 2019

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
Operating Revenues:
Natural gas sales	$127,821	$99,100	$86,720
Natural gas transportation	1,784,794	1,531,778	1,397,341
Natural gas storage	136,666	137,348	122,555
Other	10,600	6,779	9,519
Total operating revenues	2,059,881	1,775,005	1,616,135

Operating Costs and Expenses:
Cost of natural gas sales	127,821	99,100	86,720
Cost of natural gas transportation	38,749	19,589	19,689
Operation and maintenance	399,293	401,871	316,989
Administrative and general	189,588	182,121	168,759
Depreciation and amortization	366,566	318,058	307,707
Taxes — other than income taxes	67,537	65,612	60,119
Regulatory charge (credit) resulting from Tax Reform (Note 1)	(20,867)	471,096	—
Other expense, net	64,918	63,644	57,064
Total operating costs and expenses	1,233,605	1,621,091	1,017,047

Operating Income	826,276	153,914	599,088

Other (Income) and Other Expenses:
Interest expense - affiliate	60	60	60
- other	218,126	158,814	151,234
Interest income - affiliate	(7,606)	(3,507)	(2,201)
- other	(3,448)	(2,782)	(2,185)
Allowance for equity and borrowed funds used during construction (AFUDC)	(116,347)	(92,013)	(68,964)
Equity in (earnings) loss of unconsolidated affiliates	(1,068)	6,188	(5,914)
Miscellaneous other (income) expenses, net	(4,520)	31,426	3,683
Total other (income) and other expenses	85,197	98,186	75,713

Net Income	741,079	55,728	523,375

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(143), $103, and $167 for the years ended December 31, 2018, 2017, and 2016, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	197	327	41

Comprehensive Income	$741,276	$56,055	$523,416
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade	190,833	167,928
Affiliates	1,018	1,109
Advances to affiliate	33,034	395,247
Other	10,365	2,494
Transportation and exchange gas receivables	4,515	3,205
Inventories:
Gas in storage, at original cost	875	790
Gas available for customer nomination, at average cost	25,767	1,850
Materials and supplies, at average cost	36,563	37,387
Regulatory assets	95,770	97,149
Other	12,574	12,508
Total current assets	411,314	719,667

Investments, at cost plus equity in undistributed earnings	26,520	28,505

Property, Plant and Equipment:
Natural gas transmission plant	15,908,878	13,771,183
Less-Accumulated depreciation and amortization	4,147,729	3,859,520
Total property, plant and equipment, net	11,761,149	9,911,663

Other Assets:
Regulatory assets	289,479	276,315
Other	167,490	141,786
Total other assets	456,969	418,101

Total assets	$12,655,952	$11,077,936
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2018	2017
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Trade	$201,350	$444,021
Affiliates	50,727	43,420
Cash overdrafts	25,561	25,132
Transportation and exchange gas payables	5,973	2,121
Accrued liabilities:
Property and other taxes	15,428	12,843
Interest	62,066	49,900
Regulatory liabilities	5,097	16,350
Customer deposits	36,400	15,754
Customer advances	36,642	44,689
Asset retirement obligations	45,714	13,676
Other	22,134	20,390
Long-term debt due within one year	15,419	251,430
Total current liabilities	522,511	939,726

Long-Term Debt	3,998,988	2,191,576

Other Long-Term Liabilities:
Asset retirement obligations	348,609	350,280
Regulatory liabilities	1,026,892	990,702
Advances for construction costs	211	426,771
Deferred revenue	226,164	236,729
Other	3,977	4,828
Total other long-term liabilities	1,605,853	2,009,310

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,428,499	4,088,499
Retained earnings	2,099,567	1,848,488
Accumulated other comprehensive income	534	337
Total member’s equity	6,528,600	5,937,324

Total liabilities and member’s equity	$12,655,952	$11,077,936
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
Member's Capital:
Balance at beginning of period	$4,088,499	$3,678,499	$3,176,499
Cash contributions from parent	340,000	410,000	502,000
Balance at end of period	4,428,499	4,088,499	3,678,499
Retained Earnings:
Balance at beginning of period	1,848,488	2,462,760	2,379,385
Net income	741,079	55,728	523,375
Cash distributions to parent	(490,000)	(430,000)	(440,000)
Non-cash distribution to parent	—	(240,000)	—
Balance at end of period	2,099,567	1,848,488	2,462,760
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	337	10	(31)
Equity interest in unrealized gain on interest rate hedge	197	327	41
Balance at end of period	534	337	10

Total Member's Equity	$6,528,600	$5,937,324	$6,141,269

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$741,079	$55,728	$523,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,566	318,058	307,707
Allowance for equity funds used during construction (equity AFUDC)	(87,111)	(69,653)	(56,468)
Regulatory charge (credit) resulting from Tax Reform (Note 1)	(20,867)	471,096	—
Equity in (earnings) loss of unconsolidated affiliates	(1,068)	6,188	(5,914)
Distributions from unconsolidated affiliates	3,250	8,036	8,631
Changes in operating assets and liabilities:
Receivables — affiliates	91	(620)	595
— trade and other	(30,776)	(26,107)	5,941
Transportation and exchange gas receivable	(1,310)	(1,378)	600
Regulatory assets - current	1,379	(10,090)	(7,484)
Regulatory assets - non-current	(8,605)	(10,761)	(271)
Inventories	(23,178)	15,182	1,632
Payables — affiliates	7,307	12,514	(10,909)
— trade	(35,869)	(9,823)	29,375
Accrued liabilities	29,740	(29,651)	74,759
Asset retirement obligations - non-current	34,075	103,105	31,114
Asset retirement obligation - removal costs	(9,416)	(4,578)	(4,911)
Deferred revenue	(10,565)	(4,542)	—
Other, net	21,570	4,117	32,080
Net cash provided by operating activities	976,292	826,821	929,852

Cash flows from financing activities:
Proceeds from long-term debt	993,440	—	998,250
Proceeds from other financing obligations	50,269	—	—
Retirement of long-term debt	(250,000)	—	(200,000)
Payments on other financing obligations	(3,705)	(486)	—
Payments for debt issuance costs	(10,148)	(13)	(8,381)
Cash distributions to parent	(490,000)	(430,000)	(440,000)
Cash contributions from parent	340,000	410,000	502,000
Net cash provided by (used in) financing activities	629,856	(20,499)	851,869
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	$(2,326,672)	$(1,576,611)	$(1,213,969)
Contributions and advances for construction costs	408,912	425,397	216,447
Disposal of property, plant and equipment, net	(26,469)	(49,090)	(12,529)
Advances to affiliate, net	362,213	416,446	(747,085)
Purchase of ARO Trust investments	(51,793)	(57,099)	(70,901)
Proceeds from sale of ARO Trust investments	27,661	31,435	44,195
Proceeds from insurance	—	3,200	2,121
Net cash used in investing activities	(1,606,148)	(806,322)	(1,781,721)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

____________________________
* Increase to property, plant and equipment, net of equity AFUDC	$(2,085,888)	$(1,784,254)	$(1,200,696)
Changes in related accounts payable and accrued liabilities	(240,784)	207,643	(13,273)
Property, plant and equipment additions, net of equity AFUDC	$(2,326,672)	$(1,576,611)	$(1,213,969)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$168,418	$136,439	$103,391
Income taxes	632	2,089	828

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
Transco was indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which was consolidated by The Williams Companies, Inc. (Williams). On August 10, 2018, Williams completed a merger with WPZ, pursuant to which Williams acquired all of the publicly held outstanding common units of WPZ in exchange for shares of Williams' common stock (WPZ Merger). Williams continued as the surviving entity. Transco is now indirectly owned by Williams.
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
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. We have recognized a regulatory liability to reflect the probable return to certain customers through future rates of the future decrease in income taxes payable associated with Tax Reform. In determining the estimated liability that we currently believe is probable of return to certain customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under contractually based rates, in lieu of recourse-based rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million, this regulatory charge was reduced by $20.9 million in 2018 mostly due to an updated weighted average state income tax rate. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
Certain of our equity-method investees recorded similar regulatory liabilities, for which our Equity in (earnings) loss of unconsolidated affiliates on our Consolidated Statement of Comprehensive Income has been reduced by $2.0 and $10.3 million in 2018 and 2017, respectively, related to our proportionate share of the associated regulatory charges.
Our regulatory asset associated with the effects of deferred taxes on equity funds used during construction was also impacted by Tax Reform and was reduced by $0.9 million and $32.7 million in 2018 and 2017, respectively, through a charge to Miscellaneous other (income) expenses, net on our Consolidated Statement of Comprehensive Income.
Basis of Presentation
Williams’ acquisition of Transco Energy Company and its subsidiaries, including us, in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2018, the remaining property, plant and equipment allocation was approximately $0.6 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of December 31, 2018 and December 31, 2017 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $3.2 million, $8.0 million, and $8.6 million in 2018, 2017 and 2016, respectively.
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
Revenue Recognition (subsequent to the adoption of ASC 606)
Our customers are comprised of public utilities, municipalities, gas marketers and producers, intrastate pipelines, direct industrial users, and electrical power generators.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying Topic 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipelines business and are not within the scope of Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (ASC 606). Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset.
Service Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas delivered/stored, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended for periods primarily up to one year in length an indefinite number of times following the specified contract term and until terminated generally by either us or the customer. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one month periods or less. Our performance obligations include the following:

•
Firm transportation or storage under firm transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;

•
Interruptible transportation and storage under interruptible transportation and storage contracts - an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.

In situations where, in our judgment, we consider the integrated package of services as a single performance obligation, which represents a majority of our contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to stand ready (with regard to firm transportation and storage contracts), receive, transport or store, and redeliver natural gas to the customer; therefore, revenue is recognized over time upon satisfaction of our daily stand ready performance obligation.
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks.

Product Sales
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers. The resulting imbalances are primarily settled through the purchase or sale of natural gas with each customer under terms provided for in our FERC tariffs. Revenue is recognized from the sale of natural gas upon settlement of the transportation and exchange imbalances (See Gas Imbalances in this Note).
Contract Liabilities
Our contract liabilities consist of advance payments from customers, which include prepayments, and other billings for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied, which is primarily straight-line over the remaining contractual service periods, and are classified as current or non-current according to when such amounts are expected to be recognized. Current and non-current contract liabilities are included within Accrued Liabilities and Other Long-Term Liabilities - Deferred revenue, respectively, in our Consolidated Balance Sheet.
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
Revenue Recognition (prior to the adoption of ASC 606)
Revenues for transportation of gas under long-term firm agreements are recognized considering separately the reservation and commodity charges. Reservation revenues are recognized monthly over the term of the agreement regardless of the volume of natural gas transported. Commodity revenues from both firm and interruptible transportation are recognized in the period transportation services are provided based on volumes of natural gas physically delivered at the agreed upon delivery point. Revenues for the storage of gas under firm agreements are recognized considering separately the reservation, capacity, and injection and withdrawal charges. Reservation and capacity revenues are recognized monthly over the term of the agreement regardless of the volume of storage service actually utilized. Injection and withdrawal revenues are recognized in the period when volumes of natural gas are physically injected into or withdrawn from storage.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2018, 2017 and 2016 are as follows:

Category of Property	2018-2016

Gathering facilities	1.35% - 2.50%
Storage facilities	2.10% - 2.25%
Onshore transmission facilities	2.61% - 5.00%
Offshore transmission facilities	1.20% - 1.20%
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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $29.2 million, $22.3 million and $12.5 million, for 2018, 2017 and 2016, respectively. The allowance for equity funds was $87.1 million, $69.7 million, and $56.5 million, for 2018, 2017 and 2016, respectively.
Income Taxes
We are a natural gas company organized as a pass-through entity and our taxable income or loss is consolidated on the federal income tax return of our parent, Williams. We generally are treated as a pass-through entity for state and local income tax purposes, and those taxes are generally borne on a consolidated basis by Williams. Net income for financial statement purposes may differ significantly from taxable income of Williams as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2018 and 2017. We utilize the average cost method of accounting for gas imbalances.
Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash-out). In accordance with our tariff, revenues received from the cash-out of transportation imbalances in excess of costs incurred are deferred and offset by the deferral of costs incurred in excess of revenues received. At the end of each annual August through July reporting period, if the cumulative revenues received exceed the costs incurred, the over recovered amounts are refunded. If the cumulative revenues received are less than the costs incurred, the net under recovered amounts are carried forward and offset against any future net over recoveries that may occur in a subsequent annual reporting period.
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2018 and 2017, Gas in Storage, at LIFO, was zero. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at average cost. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2018 and 2017.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans. (See Note 7.) Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.
Accounting Standards Issued and Adopted
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Among other things, ASU 2016-15 permits an accounting policy election to classify distributions received from equity-method investees using either the cumulative earnings approach or the nature of distribution approach. We have elected to apply the nature of distribution approach and have retrospectively conformed the prior year presentation within the Consolidated Statement of Cash Flows in accordance with ASU 2016-15. For the periods ended December 31, 2017 and December 31, 2016, amounts previously presented as Return of capital from unconsolidated affiliates within Investing Activities are now presented as part of Distributions from unconsolidated affiliates within Operating Activities, resulting in an increase to Net cash provided by operating activities of $3.9 million and $2.8 million, respectively, with a corresponding reduction in Net cash used in investing activities.
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
For each revenue contract type, we conducted a formal contract review process to evaluate the impact of ASC 606. As a result of the adoption of ASC 606, there are no changes to the timing of our revenue recognition or differences in the presentation in our consolidated financial statements from those under the previous revenue standard. (See Note 2.)
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. We do not expect ASU 2016-13 to have a significant impact on our financial statements.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements”(ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2016-02 effective January 1, 2019.
We are substantially complete with our review of contracts to identify leases based on the modified definition of a lease and changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. We are substantially complete with the implementation of ASU 2016-02 and believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases, which we estimate to be less than 3 percent of total liabilities and total assets, respectively. We have also evaluated ASU 2016-02’s available practical expedients on adoption. We generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and non-lease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

December 31, 2018
(Thousands)
Balance at beginning of period	$247,296
Payments received and deferred	—
Recognized in revenue	(10,566)
Balance at end of period	$236,730

The following table presents the amount of the contract liabilities balance as of December 31, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2019	$10,566
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,898
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges. It also excludes consideration that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligation as of December 31, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019	$2,085,113
2020	1,956,772
2021	1,881,776
2022	1,520,358
2023	1,386,290
Thereafter	12,501,777
Total	$21,332,086
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate and Receivables - Other in our Consolidated Balance Sheet.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended.
Income tax matters On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
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
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in our rates. Our Docket No. RP18-1126 rate case filing (discussed above) reflects a tax allowance based on this clarification, and the FERC's September 28, 2018 order in that rate case proceeding finds that we are exempt from the FERC Form No. 501-G filing requirement established in Docket No. RM18-11.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to ADIT amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.
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
In responding to the incident, we cooperated with local, state and federal authorities, including the Louisiana State Police, Terrebonne Parish, the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency (Region 6), the Occupational Safety and Health Administration, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). On July 29, 2016, PHMSA issued a Notice of Probable Violation (NOPV), which includes a $1.6 million proposed civil penalty to us in connection with the incident. This penalty was accrued in the second quarter of 2016 and would not be covered by our insurance policies. We filed a response to the NOPV on August 25, 2016, and on July 14, 2017, PHMSA held a hearing on the NOPV. On December 20, 2018, the PHMSA issued a Final Order, which made findings of violation, reduced the civil penalty to $1.4 million, and specified actions that need to be taken by us to comply with pipeline safety regulations.
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
We, with the insurer of one of our contractors, have settled several claims against us for wrongful death and personal injury. In addition, we are a defendant in other lawsuits seeking damages for wrongful death, personal injury and property damages. We believe it is reasonably possible that losses will be incurred on some lawsuits. However, in management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows. While we also have claims for indemnification, we continue to believe that it is probable that any ultimate losses incurred will be covered by our contractors' insurance and our insurance.
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

We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2018, we had a balance of approximately $3.5 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $2.0 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet. At December 31, 2017, we had a balance of approximately $4.0 million for the expense portion of these estimated costs, $1.8 million recorded in Accrued liabilities and $2.2 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet.
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
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $137 million at December 31, 2018.

4. DEBT, FINANCING ARRANGEMENTS AND LEASES
Long-Term Debt
At December 31, 2018 and 2017, long-term debt outstanding was as follows (in thousands):

	2018	2017
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
6.05% due 2018	—	250,000
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	—
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	—
Total notes	2,775,000	2,025,000

Other financing obligation	1,067,286	230,926

Total long-term debt, including current portion	4,049,786	2,463,426
Unamortized debt issuance costs	(24,242)	(15,377)
Unamortized debt premium and discount, net	(11,137)	(5,043)
Long-term debt due within one year	(15,419)	(251,430)

Total long-term debt	$3,998,988	$2,191,576
Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2018, for the next five years, are as follows (in thousands):

2019: Other financing obligation	$15,419
2020: Other financing obligation	$17,042
2021: Other financing obligation	$18,837
2022: Other financing obligation	$20,821
2023: Other financing obligation	$23,014
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2018, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.

Issuance and Retirement of Long-Term Debt
On March 15, 2018, we issued $400 million of 4.0 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 to investors in a private debt placement. We used the net proceeds to repay indebtedness, including our $250 million of 6.05 percent senior unsecured notes due 2018 upon their maturity on June 15, 2018, and for general corporate purposes, including the funding of capital expenditures. The notes were issued under an Indenture, dated as of March 15, 2018 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act within 365 days after closing and to use commercially reasonable efforts to complete the exchange offer. We filed a registration statement, which was subsequently declared effective by the SEC, and consummated the exchange offer in the third quarter of 2018.
Other Financing Obligations
Dalton Expansion Project
During the construction of our Dalton Expansion Project, we received funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. Amounts received were recorded in Advances for construction costs and 100 percent of the costs associated with construction were capitalized on our Consolidated Balance Sheet. Upon placing the project in service during the third quarter of 2017, we began leasing this co-owner's undivided interest in the lateral, including the associated pipeline capacity, and reclassified approximately $235.8 million of funding previously received from our co-owner from Advances for construction costs to Long-Term Debt on our Consolidated Balance Sheet to reflect the financing obligation payable to our co-owner over an expected term of 35 years. At December 31, 2017, the amount included in Long-Term Debt on our Consolidated Balance Sheet for financing obligation is $229.4 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet is $1.6 million. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement. The obligation matures in July 2052, requires monthly interest and principal payments, and bears an interest rate of approximately 9 percent.
During 2018, we received an additional $29.8 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. At December 31, 2018, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $258.1 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $1.9 million.
Atlantic Sunrise Project
During the construction of our Atlantic Sunrise Project, we received funding from a co-owner for its proportionate share of construction costs related to an undivided ownership interest in certain parts of the project. Amounts received were recorded in Advances for construction costs and 100 percent of the costs associated with construction were capitalized on our Consolidated Balance Sheet. Upon placing the project into service during October 2018, we began utilizing this co-owner's undivided interest in the lateral, including the associated pipeline capacity, and reclassified $810.3 million of funding previously received from our partner from Advances for construction costs to debt to reflect the financing obligation payable to our co-owner over an expected term of 20 years. During 2018, after the project was placed into service, we received an additional $20.5 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. At December 31, 2018, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $793.8 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $13.5 million. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement. The obligation matures in 2038 requires monthly interest and principal payments, and bears an interest rate of approximately 10 percent.

Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2018 is associated with the previously described other financing obligations.
The long-term debt due within one year at December 31, 2017 is associated with the $250 million of 6.05 percent notes that matured on June 15, 2018 and with the previously described other financing obligation for the Dalton Expansion Project.
Credit Facility
On July 13, 2018, we, along with Williams and Northwest (the “borrowers”), the lenders named therein, and an administrative agent entered into a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the “Maturity Date”). The borrowers may request an extension of the Maturity Date for an additional one-year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of the aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At December 31, 2018 no letters of credit have been issued and loans to Williams of $160 million were outstanding under the credit facility.
Measured as of December 31, 2018, we are in compliance with our financial covenant under the credit facility.
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
Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.'s alternate base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. We are required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the applicable borrower's senior unsecured long-term debt ratings.
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At December 31, 2018, Williams had no outstanding commercial paper.

Lease Obligations
The future minimum lease payments under our various operating leases are as follows (in thousands):

2019	$9,044
2020	9,014
2021	8,865
2022	8,808
2023	8,829
Thereafter	65,107
Total net minimum obligations	$109,667
Our lease expense was $10.8 million in 2018, $11.0 million in 2017, and $10.6 million in 2016.
5. ARO TRUST
We are entitled to collect in rates the amounts necessary to fund our ARO. We deposit monthly, into an external trust account (ARO Trust), the revenues specifically designated for ARO. The ARO Trust carries a moderate risk portfolio. The Money Market Funds held in our ARO Trust are considered investments. We measure the financial instruments held in our ARO Trust at fair value. However, in accordance with ASC Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
Effective March 1, 2013, the annual funding obligation is approximately $36.4 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	December 31, 2018		December 31, 2017
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$21.7	$21.7	$12.6	$12.6
U.S. Equity Funds	46.4	56.8	35.9	50.5
International Equity Funds	21.9	21.4	20.7	24.6
Municipal Bond Funds	50.1	49.6	46.8	46.9
Total	$140.1	$149.5	$116.0	$134.6
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$149.5	$149.5	$149.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,014.4)	(4,785.5)	—	(4,785.5)	—

Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$134.6	$134.6	$134.6	$—	$—

Additional disclosures:
Long-term debt	(2,443.0)	(3,103.3)	—	(3,103.3)	—

Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments - We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP12-993 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the accompanying Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 for more information regarding the ARO Trust.
Long-term debt - The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 4 - Debt and Financing Agreements).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2018 or 2017.
7. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams was $12.8 million, $15.6 million and $8.7 million for 2018, 2017, and 2016, respectively. Included in our pension costs are settlement charges of $2.7 million and $7.6 million for 2018 and 2017, respectively. These amounts reflect the portion of Williams’ settlement charge directly charged to us which was required as a result of lump-sum benefit payments made under Williams’ program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2018 and 2017. In addition, we were charged $2.7 million and $4.6 million for 2018 and 2017, respectively, of allocated corporate expenses also associated with the settlement charge.

Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments. The amount of deferred pension collections recorded as a regulatory liability at December 31, 2018 and 2017 were $48.5 million and $32.5 million, respectively.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries, are eligible for subsidized retiree health care benefits. We recognized other postretirement benefit income of $5.9 million, $10.9 million and $12.0 million for 2018, 2017, and 2016, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2018 and 2017 are $79.8 million and $73.9 million, respectively. These amounts are comprised of amounts being deferred for future rate treatment of $73.9 million and $65.4 million at December 31, 2018 and 2017, respectively, and amounts of $5.9 million and $8.5 million being amortized over a period of approximately 8 years per Docket No. RP12-993 at December 31, 2018 and 2017, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $7.9 million, $7.7 million and $6.5 million in 2018, 2017 and 2016, respectively, for Williams’ company matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016 was $6.3 million, $5.7 million and $4.0 million, respectively, excluding amounts allocated from WPZ and Williams.

8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from three of our major customers in 2018, 2017 and 2016 are as follows (in millions):

	2018	2017	2016
Duke Energy Corporation	$194.5	$198.4	$178.9
National Grid	186.1	177.4	166.3
The Southern Company, Inc.	166.2	160.0	69.6
Affiliates
We are a participant in Williams' cash management program, and we make advances to and receive advances from Williams. At December 31, 2018 and 2017, our advances to Williams totaled approximately $33.0 million and $395.2 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At December 31, 2018, the interest rate was 2.24 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2018, 2017 and 2016 are revenues received from affiliates of $10.1 million, $10.3 million, and $11.2 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2018, 2017 and 2016 is purchased gas cost from affiliates of $5.4 million, $3.9 million, and $4.3 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $395.3 million, $370.4 million, and $318.4 million during 2018, 2017 and 2016, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income. The amount billed to us during 2016 includes $7.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $4.7 million, $3.7 million, and $4.3 million in 2018, 2017 and 2016, respectively.
We made equity distributions of $490 million, $430 million and $440 million during 2018, 2017 and 2016, respectively. In January 2019, an additional distribution of $176 million was declared and paid.
During 2018, 2017 and 2016, our parent made contributions totaling $340 million, $410 million and $502 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment.
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
9. ASSET RETIREMENT OBLIGATIONS
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
During 2018 and 2017, our overall asset retirement obligation changed as follows (in thousands):

	2018	2017
Beginning balance	$363,956	$275,452
Accretion (1)	32,924	104,659
New obligations	14,162	28,447
Changes in estimates of existing obligations (2)	(8,054)	(38,470)
Property dispositions/obligations settled	(8,665)	(6,132)
Ending balance	$394,323	$363,956

(1)
The decrease in accretion for 2018 is due to the 2017 cumulative effect of accretion adjustment associated with new AROs identified in our historical land agreements of $87 million that are not a component of new obligations.

(2)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The decrease in 2018 is primarily due to a decrease in current estimates for onshore removal costs. The decrease in 2017 is primarily due to a decrease in current estimates for offshore removal costs.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Under our current rate settlement our annual funding obligation is approximately $36.4 million, with installments to be deposited monthly (See Note 5).
10. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2018 and December 31, 2017 are as follows (in millions):

Regulatory Assets	2018	2017
Grossed-up deferred taxes on equity funds used during construction	$39.0	$37.9
Asset retirement obligations	171.9	168.7
Asset retirement costs - Eminence	45.5	49.5
Deferred taxes - asset	2.7	3.8
Deferred cash out	54.9	42.5
Deferred gas costs	4.0	6.0
Fuel cost	61.2	61.4
Other	6.0	3.7
Total Regulatory Assets	$385.2	$373.5

Regulatory Liabilities	2018	2017
Negative salvage	$444.5	$409.7
Deferred taxes - liability	450.2	471.1
Sentinel meter station depreciation	6.4	6.3
Postretirement benefits other than pension	79.8	73.9
Electric power cost	0.1	13.3
Pension - deferred collections	48.5	32.5
Other	2.5	0.3
Total Regulatory Liabilities	$1,032.0	$1,007.1

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
Asset retirement obligations: Regulatory asset balance established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates (See Note 9).
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

Postretirement benefits: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any difference between the annual actuarially determined cost and the amount recovered in rates is recorded as a regulatory asset or liability to be collected or refunded through future rate adjustments. These amounts are not included in the rate base (See Note 7).
Electric power cost: This amount represents the difference between the electric power costs recovered from our customers and the electric power costs incurred in operations. These amounts are not included in the rate base but are expected to be recovered/refunded in subsequent annual electric power tracker filing periods.
Pension - deferred collections: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with the RP12-993 Settlement, any amounts of annual contributions that exceed an upper threshold or fall below a lower threshold are recorded as adjustments to income and collected or refunded through future rate adjustments (See Note 7).
Deferred taxes - liability: Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.
11. OTHER
The Advances for construction costs on the accompanying Consolidated Balance Sheet are primarily associated with advances received from a third party related to construction costs on the Atlantic Sunrise project. This balance increases as we receive additional advances. In October 2018, the project was placed into service and the related liabilities were reclassified to debt and reduced by payments we made to the third party under terms of the applicable lease agreement.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2018	First	Second (1)	Third	Fourth
Operating revenues	$489,236	$481,675	$501,410	$587,560
Operating expenses	291,225	277,117	321,196	344,067
Operating income	198,011	204,558	180,214	243,493
Interest expense	45,074	53,375	50,180	69,557
Other (income) and deductions, net	(26,979)	(41,039)	(49,464)	(15,507)
Net income	179,916	192,222	179,498	189,443
Equity interest in unrealized gain (loss) on interest rate hedge	405	119	48	(375)
Comprehensive income	$180,321	$192,341	$179,546	$189,068

2017	First	Second	Third	Fourth (2)
Operating revenues	$413,716	$432,502	$452,052	$476,735
Operating expenses	246,539	274,719	300,436	799,397
Operating income (loss)	167,177	157,783	151,616	(322,662)
Interest expense	37,257	37,236	41,304	43,077
Other (income) and deductions, net	(24,936)	(31,121)	(24,020)	19,389
Net income (loss)	154,856	151,668	134,332	(385,128)
Equity interest in unrealized gain on interest rate hedge	35	1	72	219
Comprehensive income (loss)	$154,891	$151,669	$134,404	$(384,909)

(1)	Includes $20.9 million decrease to operating expenses for an adjustment to the regulatory charge resulting from Tax Reform.

(2)
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2018	2017
Audit fees	$1,500	$1,300
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,500	$1,300
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.

As a wholly owned subsidiary of Williams, we do not have a separate audit committee.  The Williams Audit Committee is responsible for the appointment, compensation, retention, and oversight of Ernst & Young LLP (“EY”) as such appointment relates to us and Williams’ other affiliates. The Williams Audit Committee is responsible for overseeing the determination of fees associated with EY’s audit of our financial statements. The Williams Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by EY to Williams and its affiliates. On an ongoing basis, management presents specific projects and categories of service, including projects and categories of service relating to us, to the Williams Audit Committee to request advance approval. The Williams Audit Committee reviews those requests and advises management if the Williams Audit Committee approves the engagement of EY. On a periodic basis, management reports to the Williams Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Williams Audit Committee may also delegate the authority to pre-approve audit and permitted non-audit services, excluding services related to internal control over financial reporting, to a subcommittee of one or more committee members, provided that any such pre-approvals are reported on at a subsequent Williams Audit Committee meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2018 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	29

Consolidated Balance Sheet as of December 31, 2018 and 2017	30

Consolidated Statement of Member’s Equity for the Years Ended December 31, 2018, 2017 and 2016	32

Consolidated Statement of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	33

Notes to Consolidated Financial Statements	35

Not covered by Report of Independent Registered Public Accounting Firm:

Quarterly Financial Data (Unaudited)	57

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

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

10.3
Credit Agreement dated as of July 13, 2018, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on July 17, 2018 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.4
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
Date: February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ Ted T.Timmermans	Vice President and Chief Accounting Officer (Principal Financial Officer)
Ted T. Timmermans

/s/ Kathleen R. Hambleton	Controller (Principal Accounting Officer)
Kathleen R. Hambleton
Date: February 21, 2019