Form 10-Q
period 2019-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2019-05-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction related inputs including skilled labor;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 21, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating Revenues:
Natural gas sales	$24,086	$25,251
Natural gas transportation	534,160	426,579
Natural gas storage	36,085	34,767
Other	2,762	2,639
Total operating revenues	597,093	489,236

Operating Costs and Expenses:
Cost of natural gas sales	24,086	25,251
Cost of natural gas transportation	14,635	13,074
Operation and maintenance	83,448	87,016
Administrative and general	48,151	46,381
Depreciation and amortization	104,623	83,224
Taxes — other than income taxes	20,277	18,438
Regulatory credit resulting from Tax Reform	(1,749)	—
Other expense, net	13,349	17,841
Total operating costs and expenses	306,820	291,225

Operating Income	290,273	198,011

Other (Income) and Other Expenses:
Interest expense	71,091	45,074
Allowance for equity and borrowed funds used during construction (AFUDC)	(8,714)	(26,608)
Equity in (earnings) losses of unconsolidated affiliates	(771)	1,590
Miscellaneous other (income) expenses, net	(1,035)	(1,961)
Total other (income) and other expenses	60,571	18,095

Net Income	229,702	179,916

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $(78) for 2019 and $6 for 2018, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	(230)	405

Comprehensive Income	$229,472	$180,321

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	399	1,018
Advances to affiliate	—	33,034
Trade and other	234,245	201,198
Transportation and exchange gas receivables	6,339	4,515
Inventories	67,736	63,205
Regulatory assets	103,903	95,770
Other	7,474	12,574
Total current assets	420,096	411,314

Investments, at cost plus equity in undistributed earnings	25,815	26,520

Property, Plant and Equipment:
Natural gas transmission plant	16,073,782	15,908,878
Less-Accumulated depreciation and amortization	4,240,363	4,147,729
Total property, plant and equipment, net	11,833,419	11,761,149

Other Assets:
Regulatory assets	273,733	289,479
Right-of-use assets	89,824	—
Other	187,070	167,490
Total other assets	550,627	456,969

Total assets	$12,829,957	$12,655,952

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

		March 31, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates		$46,485	$50,727
Advances from affiliates	86,580	86,580	—
Trade and other		165,998	226,911
Transportation and exchange gas payables		3,480	5,973
Regulatory liabilities		44,226	5,097
Accrued liabilities		208,382	218,384
Long-term debt due within one year		15,810	15,419
Total current liabilities		570,961	522,511

Long-Term Debt		4,003,258	3,998,988

Other Long-Term Liabilities:
Asset retirement obligations		366,945	348,609
Regulatory liabilities		991,779	1,026,892
Deferred revenue		223,526	226,164
Lease liability		85,759	—
Other		5,657	4,188
Total other long-term liabilities		1,673,666	1,605,853

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital		4,428,499	4,428,499
Retained earnings		2,153,269	2,099,567
Accumulated other comprehensive income		304	534
Total member’s equity		6,582,072	6,528,600

Total liabilities and member’s equity		$12,829,957	$12,655,952

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,088,499
Cash contributions from parent	—	340,000
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,099,567	1,848,488
Net income	229,702	179,916
Cash distributions to parent	(176,000)	(55,000)
Balance at end of period	2,153,269	1,973,404
Accumulated Other Comprehensive Income:
Balance at beginning of period	534	337
Equity interest in unrealized gain (loss) on interest rate hedge	(230)	405
Balance at end of period	304	742

Total Member's Equity	$6,582,072	$6,402,645

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$229,702	$179,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,623	83,224
Allowance for equity funds used during construction (equity AFUDC)	(6,510)	(19,782)
Regulatory credit resulting from Tax Reform	(1,749)	—
Equity in (earnings) losses of unconsolidated affiliates	(771)	1,590
Distributions from unconsolidated affiliates	1,248	429
Changes in operating assets and liabilities:
Receivables — affiliates	619	598
— trade and other	(33,047)	8,612
Transportation and exchange gas receivable	(1,824)	275
Inventories	(4,531)	(37,886)
Payables — affiliates	(4,242)	(29,496)
— trade	(45,546)	(52,553)
Accrued liabilities	(13,105)	(11,473)
Asset retirement obligations - non-current	18,577	17,201
Deferred revenue	(2,638)	(2,638)
Other, net	3,419	(6,296)
Net cash provided by operating activities	244,225	131,721

Cash flows from financing activities:
Proceeds from long-term debt	—	993,440
Proceeds from other financing obligations	7,914	18,804
Payments on other financing obligations	(3,680)	(375)
Payments for debt issuance costs	—	(9,025)
Cash distributions to parent	(176,000)	(55,000)
Cash contributions from parent	—	340,000
Advances from affiliate, net	86,580	—
Net cash provided by (used in) financing activities	(85,186)	1,287,844

Cash flows from investing activities:
Property, plant and equipment additions, net of equity AFUDC*	(184,556)	(737,004)
Contributions and advances for construction costs	10,057	188,543
Disposal of property, plant and equipment, net	(5,477)	(5,241)
Advances to affiliate, net	33,034	(854,125)
Purchase of ARO Trust investments	(19,518)	(15,530)
Proceeds from sale of ARO Trust investments	9,767	3,792
Other, net	(2,346)	—
Net cash used in investing activities	(159,039)	(1,419,565)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, net of equity AFUDC	$(161,741)	$(721,921)
Changes in related accounts payable and accrued liabilities	(22,815)	(15,083)
Property, plant and equipment additions, net of equity AFUDC	$(184,556)	$(737,004)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transco (which includes Transcontinental Gas Pipe Line Company, LLC and, unless the context otherwise requires, all of our majority-owned subsidiaries) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of March 31, 2019 and December 31, 2018 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $1.2 million and $0.4 million in the three months ended March 31, 2019 and March 31, 2018, respectively.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.
A reclassification within operating activities in the Condensed Consolidated Statement of Cash Flows between Accrued liabilities and Other, net of $1.9 million for the three months ended March 31, 2018, has been made to conform to the 2019 presentation.
Income Taxes
We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by our parent, Williams. Net income for financial statement purposes may differ significantly from taxable income of Williams as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Revenue Subject to Refund
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

As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At March 31, 2019, we have provided a reserve for rate refunds related to Docket No. RP18-1126 which we believe is adequate for any refunds that may be required.
Accounting Standards Issued and Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to prior lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in Accounting Standards Codification (ASC) Topic 840 “Leases.”
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $91.3 million lease liability and offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption. We generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and non-lease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we are currently developing additional processes, procedures and internal controls in order to make the necessary credit loss assessments and required disclosures.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

Year to Date March 31, 2019
(Thousands)
Balance at beginning of period	$236,730
Payments received and deferred	—
Recognized in revenue	(2,638)
Balance at end of period	$234,092

The following table presents the amount of the contract liabilities balance as of March 31, 2019, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2019 (remainder)	$7,928
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,898
Total	$234,092
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. It also excludes consideration that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$1,637,961
2020	2,060,759
2021	1,970,683
2022	1,673,295
2023	1,442,724
Thereafter	13,219,316
Total	$22,004,738
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate in our Condensed Consolidated Balance Sheet. At March 31, 2019 and December 31, 2018, Receivables - Trade and other includes $13.8 million and $10.4 million, respectively, of receivables not related to contracts with customers.
3. LEASES
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and non-lease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one to 15 years, but a certain land lease has a term of 108 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.

Three Months Ended March 31, 2019
(Thousands)
Lease Cost:
Operating lease cost	$2,502
Short-term lease cost	—
Variable lease cost	1,392
Total lease cost	$3,894

Cash paid for amounts included in the measurement of operating lease liabilities	$2,388

March 31, 2019
(Thousands)
Other Information:
Right-of-use assets	$89,824
Operating lease liabilities:
Current (included in Accrued liabilities in our Condensed Consolidated Balance Sheet)	$3,482
Lease liability	$85,759
Weighted-average remaining lease term - operating leases (years)	15
Weighted-average discount rate - operating leases	5%
As of March 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$6,540
2020	7,367
2021	9,448
2022	9,431
2023	9,435
Thereafter	86,075
Total future lease payments	128,296
Less amount representing interest	39,055
Total obligations under operating leases	$89,241

4. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
Notice of Inquiry (Docket No. PL19-4-000) On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with is policy for electric public utilities. FERC's action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners. Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invites comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. Comments in response to the NOI are due on June 26, 2019, with reply comments due on July 26, 2019. We currently are monitoring this proceeding.
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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. On the basis of the findings to date, we estimate that environmental assessment and remediation costs under various federal and state statutes will total approximately $5 million to $7 million(including both expense and capital expenditures), measured on an undiscounted basis, and will substantially be spent over the next four to six years. This estimate depends on a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of the remedial measures. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2019, we had a balance of approximately $3.2 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $1.7 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, we had a balance of approximately $3.5 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $2.0 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Condensed Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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
5. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At March 31, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At March 31, 2019, Williams had $1.0 billion of outstanding commercial paper.

Other Financing Obligations
Dalton Expansion Project
During the first quarter of 2019, we received an additional $0.7 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At March 31, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $258.3 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $1.9 million.
Atlantic Sunrise Project
During the first quarter of 2019, we received an additional $7.2 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At March 31, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $797.4 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $13.9 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at March 31, 2019 is associated with the previously described other financing obligations.
6. ARO TRUST
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
Effective March 1, 2019, the annual funding obligation is approximately $35.9 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	March 31, 2019		December 31, 2018
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$27.8	$27.8	$21.7	$21.7
U.S. Equity Funds	50.5	68.9	46.4	56.8
International Equity Funds	23.8	25.6	21.9	21.4
Municipal Bond Funds	50.1	50.5	50.1	49.6
Total	$152.2	$172.8	$140.1	$149.5

7. FAIR VALUE MEASUREMENTS
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of short-term financial assets (advances to and from affiliate) that have variable interest rates, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$172.8	$172.8	$172.8	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,019.1)	(5,034.0)	—	(5,034.0)	—

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$149.5	$149.5	$149.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,014.4)	(4,785.5)	—	(4,785.5)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 6 for more information regarding the ARO Trust.
Long-term debt — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 5 - Debt and Financing Arrangements).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2019 or 2018.
8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program, and we receive advances from and make advances to Williams. At March 31, 2019, our advances from Williams totaled approximately $86.6 million and is classified as Payables - Advances from affiliates in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, our advances to Williams totaled approximately $33.0 million and is classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income and expense are recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At March 31, 2019, the interest rate was 2.33 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $3.3 million and $1.8 million for the three months ended March 31,

2019 and 2018, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $1.6 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $92.2 million and $91.5 million in the three months ended March 31, 2019 and 2018, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.2 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
We made equity distributions totaling $176.0 million and $55.0 million during the three months ended March 31, 2019 and 2018, respectively. During April 2019, we made an additional distribution of $170.0 million. Our parent made contributions to us totaling $340.0 million in the three months ended March 31, 2018, to fund a portion of our expenditures for additions to property, plant and equipment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2018 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
Filing of Rate Case
On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
Critical Accounting Estimates
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $448.1 million as of March 31, 2019 and $450.2 million as of December 31, 2018. Effective March 1, 2019, we began amortizing this regulatory liability. The timing and actual amount of such return will be subject to the outcome of the rate case proceeding filed in Docket No. RP18-1126.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the three months ended March 31, 2019 was $290.3 million compared to $198.0 million for the three months ended March 31, 2018. The increase in Operating Income of $92.3 million (46.6 percent) was primarily due to higher Natural gas transportation revenues in the first three months of 2019 compared to the same period in 2018, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the three months ended March 31, 2019 was $229.7 million compared to $179.9 million for the three months ended March 31, 2018. The increase in Net Income of $49.8 million (27.7 percent) was mostly attributable to the increase in Operating Income partially offset by an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas transportation for the three months ended March 31, 2019 increased $107.6 million (25.2 percent) over the same period in 2018. The increase was primarily attributable to:

•	$110.6 million increase in transportation reservation revenues related to new incremental projects attributable to:

•	$97.2 million from our Atlantic Sunrise project placed in full service in October 2018;

•	$8.6 million from our Gulf Connector project placed in service in January 2019; and

•	$4.8 million from our Garden State project placed in full service in March 2018.

•
$4.3 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	Partially offset by $6.0 million lower revenues related to Docket No. RP18-1126 rate decreases effective October 1, 2018.

Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $24.1 million for the three months ended March 31, 2019 and $25.3 million for the comparable period in 2018, our operating costs and expenses for the three months ended March 31, 2019 increased $16.7 million (6.3 percent) from the comparable period in 2018. This increase was primarily attributable to:

•	$21.4 million (25.7 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed into service;

•	$1.5 million (11.5 percent) increase in Cost of natural gas transportation costs primarily resulting from $4.3 million higher electric power costs, partly offset by $2.7 million lower fuel costs;

•
Partially offset by $4.5 million (25.3 percent) decrease in Other expenses, net primarily due to a $1.7 million favorable change in the deferral of ARO related depreciation to a regulatory asset, and a $3.1 million favorable change in costs associated with pension and other postretirement benefits related to Docket No. RP18-1126; and

•
$3.6 million (4.1 percent) decrease in Operation and maintenance costs primarily resulting from a $5.8 million decrease in contracted services mainly related to general maintenance and other testing on our pipeline, partly offset by a $2.9 million increase in employee labor and related benefit costs.

Other (Income) and Other Expenses
Other (income) and other expenses for the three months ended March 31, 2019 had an unfavorable change of $42.5 million (234.8 percent) over the same period in 2018. This is mostly due to a $26.0 million increase in Interest expense primarily due to $20.6 million associated with other financing obligations and $9.0 million associated with our debt issuance in March 2018, partly offset by $3.8 million associated with our debt retirement in June 2018, and an unfavorable change of $17.9 million in Allowance for equity and borrowed funds used during construction (AFUDC) associated with capital expenditures on projects.
Pipeline Expansion Projects
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to a new interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017 and it increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020. Together, the first two phases of the project are expected to increase capacity by 1,025 Mdth/d.
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

Gateway
The Gateway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. In December 2018, we received approval from the FERC for the project. We plan to place the project into service mid-year 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.
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
South Louisiana Market
The South Louisiana Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to a new interconnection with a proposed chemical plant in St. James Parish, Louisiana. We expect to file an application with the FERC in August 2019 for approval of the project. We plan to place the project into service in the fourth quarter of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 202 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
The information called for by this item is provided in Note 4 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 2, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)