Form 10-Q
period 2019-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2019-08-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7584

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Exact name of registrant as specified in its charter)

DE		74-1079400
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2800 POST OAK BOULEVARD
HOUSTON	TX	77056

(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (713) 215-2000

NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Natural gas sales	$22,429	$29,873	$46,515	$55,124
Natural gas transportation	526,152	415,708	1,060,312	842,286
Natural gas storage	38,472	33,786	74,557	68,553
Other	2,759	2,308	5,521	4,948
Total operating revenues	589,812	481,675	1,186,905	970,911

Operating Costs and Expenses:
Cost of natural gas sales	22,429	29,873	46,515	55,124
Cost of natural gas transportation	8,939	8,461	23,574	21,535
Operation and maintenance	98,135	93,659	181,583	180,675
Administrative and general	57,358	46,981	105,509	93,362
Depreciation and amortization	103,184	89,282	207,807	172,506
Taxes — other than income taxes	18,661	17,164	38,938	35,602
Regulatory credit resulting from Tax Reform	(5,248)	(20,867)	(6,997)	(20,867)
Other expense, net	12,365	12,564	25,714	30,405
Total operating costs and expenses	315,823	277,117	622,643	568,342

Operating Income	273,989	204,558	564,262	402,569

Other (Income) and Other Expenses:
Interest expense	70,989	53,375	142,080	98,449
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,504)	(34,895)	(16,218)	(61,503)
Equity in (earnings) losses of unconsolidated affiliates	(823)	(1,325)	(1,594)	265
Miscellaneous other (income) expenses, net	(572)	(4,819)	(1,607)	(6,780)
Total other (income) and other expenses	62,090	12,336	122,661	30,431

Net Income	211,899	192,222	441,601	372,138

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $(51) and $(33) for the three months ended and $(129) and $(27) for the six months ended June 30, 2019 and June 30, 2018, respectively, of accumulated other comprehensive income reclassification for equity interest in realized gains on interest rate hedges)	(369)	119	(599)	524

Comprehensive Income	$211,530	$192,341	$441,002	$372,662

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,617	1,018
Advances to affiliate	—	33,034
Trade and other	223,761	201,198
Transportation and exchange gas receivables	10,361	4,515
Inventories	74,643	63,205
Regulatory assets	93,725	95,770
Other	11,868	12,574
Total current assets	415,975	411,314

Investments, at cost plus equity in undistributed earnings	37,268	26,520

Property, Plant and Equipment:
Natural gas transmission plant	16,329,890	15,908,878
Less-Accumulated depreciation and amortization	4,321,042	4,147,729
Total property, plant and equipment, net	12,008,848	11,761,149

Other Assets:
Regulatory assets	273,545	289,479
Right-of-use assets	91,516	—
Other	192,414	167,490
Total other assets	557,475	456,969

Total assets	$13,019,566	$12,655,952

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$56,330	$50,727
Advances from affiliates	34,345	—
Trade and other	253,413	226,911
Transportation and exchange gas payables	1,224	5,973
Reserve for rate refunds	85,853	—
Regulatory liabilities	39,652	5,097
Accrued liabilities	218,733	218,384
Long-term debt due within one year	16,904	15,419
Total current liabilities	706,454	522,511

Long-Term Debt	4,010,847	3,998,988

Other Long-Term Liabilities:
Asset retirement obligations	364,841	348,609
Regulatory liabilities	996,813	1,026,892
Deferred revenue	220,885	226,164
Lease liability	87,410	—
Other	8,714	4,188
Total other long-term liabilities	1,678,663	1,605,853

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	4,428,499	4,428,499
Retained earnings	2,195,168	2,099,567
Accumulated other comprehensive income	(65)	534
Total member’s equity	6,623,602	6,528,600

Total liabilities and member’s equity	$13,019,566	$12,655,952

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,
	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	—	—
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,153,269	1,973,404
Net income	211,899	192,222
Cash distributions to parent	(170,000)	(135,000)
Balance at end of period	2,195,168	2,030,626
Accumulated Other Comprehensive Income:
Balance at beginning of period	304	742
Equity interest in unrealized gain (loss) on interest rate hedge	(369)	119
Balance at end of period	(65)	861

Total Member's Equity	$6,623,602	$6,459,986

	Six months ended June 30,
	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,088,499
Cash contributions from parent	—	340,000
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,099,567	1,848,488
Net income	441,601	372,138
Cash distributions to parent	(346,000)	(190,000)
Balance at end of period	2,195,168	2,030,626
Accumulated Other Comprehensive Income:
Balance at beginning of period	534	337
Equity interest in unrealized gain (loss) on interest rate hedge	(599)	524
Balance at end of period	(65)	861

Total Member's Equity	$6,623,602	$6,459,986

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$441,601	$372,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	207,807	172,506
Allowance for equity funds used during construction (equity AFUDC)	(13,598)	(45,910)
Regulatory credit resulting from Tax Reform	(6,997)	(20,867)
Equity in (earnings) losses of unconsolidated affiliates	(1,594)	265
Distributions from unconsolidated affiliates	2,496	931
Changes in operating assets and liabilities:
Receivables — affiliates	(599)	300
— trade and other	(22,563)	5,053
Transportation and exchange gas receivable	(5,846)	(4,932)
Inventories	(3,671)	(19,794)
Payables — affiliates	5,603	(10,686)
— trade	(20,397)	(30,052)
Accrued liabilities	(8,346)	20,741
Reserve for rate refunds	85,853	—
Asset retirement obligations - non-current	16,897	19,217
Deferred revenue	(5,279)	(5,279)
Other, net	37,518	(17,244)
Net cash provided by operating activities	708,885	436,387

Cash flows from financing activities:
Proceeds from long-term debt	—	993,440
Proceeds from other financing obligations	20,429	24,298
Retirement of long-term debt	—	(250,000)
Payments on other financing obligations	(7,944)	(758)
Payments for debt issuance costs	—	(9,208)
Cash distributions to parent	(346,000)	(190,000)
Cash contributions from parent	—	340,000
Advances from affiliate, net	34,345	—
Net cash provided by (used in) financing activities	(299,170)	907,772

Cash flows from investing activities:
Capital expenditures*	(412,561)	(1,463,600)
Contributions and advances for construction costs	17,481	337,874
Disposal of property, plant and equipment, net	(17,077)	(7,477)
Advances to affiliate, net	33,034	(193,886)
Contribution to unconsolidated affiliate	(12,250)	—
Purchase of ARO Trust investments	(42,632)	(36,807)
Proceeds from sale of ARO Trust investments	26,636	19,737
Other, net	(2,346)	—
Net cash used in investing activities	(409,715)	(1,344,159)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(446,594)	$(1,434,519)
Changes in related accounts payable and accrued liabilities	34,033	(29,081)
Capital expenditures	$(412,561)	$(1,463,600)
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
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of June 30, 2019 and December 31, 2018 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.5 million and $0.9 million in the six months ended June 30, 2019 and June 30, 2018, respectively. We made a $12.3 million contribution to Pine Needle in the six months ended June 30, 2019.
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
A reclassification within operating activities in the Condensed Consolidated Statement of Cash Flows between Accrued liabilities and Other, net of $5.0 million for the six months ended June 30, 2018, has been made to conform to the 2019 presentation.
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

As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. At June 30, 2019, we have accrued approximately $85.9 million related to Docket No. RP18-1126, which we believe is adequate for any refunds that may be required.
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

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Quarter to Date June 30, 2019	Year to Date June 30, 2019
	(Thousands)
Balance at beginning of period	$234,092	$236,730
Payments received and deferred	—	—
Recognized in revenue	(2,641)	(5,279)
Balance at end of period	$231,451	$231,451

The following table presents the amount of the contract liabilities balance as of June 30, 2019, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2019 (remainder)	$5,287
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,898
Total	$231,451

Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. It also excludes consideration that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$1,110,171
2020	2,115,390
2021	1,994,257
2022	1,766,701
2023	1,447,332
Thereafter	13,545,469
Total	$21,979,320

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate in our Condensed Consolidated Balance Sheet. At June 30, 2019 and December 31, 2018, Receivables - Trade and other includes $12.6 million and $10.4 million, respectively, of receivables not related to contracts with customers.
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
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 15 years, but a certain land lease has a term of 108 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
	(Thousands)
Lease Cost:
Operating lease cost	$2,664	$5,166
Short-term lease cost	—	—
Variable lease cost	2,732	4,124
Total lease cost	$5,396	$9,290

Cash paid for amounts included in the measurement of operating lease liabilities	$2,896	$5,284

		June 30, 2019
		(Thousands)
Other Information:
Right-of-use assets		$91,516
Operating lease liabilities:
Current (included in Accrued liabilities in our Condensed Consolidated Balance Sheet)		$3,051
Lease liability		$87,410
Weighted-average remaining lease term - operating leases (years)		16
Weighted-average discount rate - operating leases		5%

As of June 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$3,987
2020	7,615
2021	9,644
2022	9,625
2023	9,628
Thereafter	92,848
Total future lease payments	133,347
Less amount representing interest	42,886
Total obligations under operating leases	$90,461

4. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. As of June 30,

2019, we have accrued a reserve for rate refunds of approximately $85.9 million, which we believe is adequate for any refunds that may be required.
Notice of Inquiry (Docket No. PL19-4-000) On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with is policy for electric public utilities. FERC's action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners. Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We are currently monitoring this proceeding.
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
We, with the insurer of one of our contractors, have settled all claims against us for wrongful death and all but one of the claims for personal injury. In addition, we are a defendant in other lawsuits seeking damages for off-site property damages. We believe it is reasonably possible that losses will be incurred on some of these remaining lawsuits. However, in management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows. While we also have claims for indemnification, we continue to believe that it is probable that any ultimate losses incurred will be covered by our contractors' insurance and our insurance.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2019, we had a balance of approximately $3.1 million for the expense portion of these estimated costs, $1.3 million recorded in Accrued liabilities and $1.8 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, we had a balance of approximately $3.5 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $2.0 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
We have been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, our estimated aggregate exposure for remediation of these sites is less than $0.5 million. The estimated remediation costs for all of these sites are included in the environmental liabilities discussed above. Liability under the Comprehensive Environmental Response, Compensation and Liability Act and applicable state law can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
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
5. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At June 30, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At June 30, 2019, Williams had no outstanding commercial paper.

Other Financing Obligations
Dalton Expansion Project
During the first six months of 2019, we received an additional $0.7 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At June 30, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $257.8 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $2.0 million.
Atlantic Sunrise Project
During the first six months of 2019, we received an additional $19.7 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At June 30, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $805.0 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $14.9 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2019 is associated with the previously described other financing obligations.
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
Effective March 1, 2019, the annual funding obligation is approximately $35.9 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	June 30, 2019		December 31, 2018
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$19.0	$19.0	$21.7	$21.7
U.S. Equity Funds	54.7	75.8	46.4	56.8
International Equity Funds	25.4	27.6	21.9	21.4
Municipal Bond Funds	59.3	60.4	50.1	49.6
Total	$158.4	$182.8	$140.1	$149.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2019:
Measured on a recurring basis:
ARO Trust investments	$182.8	$182.8	$182.8	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,027.8)	(5,177.1)	—	(5,177.1)	—

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$149.5	$149.5	$149.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,014.4)	(4,785.5)	—	(4,785.5)	—

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
Long-term debt — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 5).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2019 or 2018.
8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program, and we receive advances from and make advances to Williams. At June 30, 2019, our advances from Williams totaled approximately $34.3 million and are classified as Payables - Advances from affiliates in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, our advances to Williams totaled approximately $33.0 million and are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income and expense are recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At June 30, 2019, the interest rate was 2.27 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.3 million and $5.6 million for the three and six months ended June 30,

2019, respectively, and $1.5 million and $3.3 million for the three and six months ended June 30, 2018, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.6 million and $2.2 million for the three and six months ended June 30, 2019, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2018, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $112.4 million and $204.6 million in the three and six months ended June 30, 2019, respectively, and $99.3 million and $190.8 million in the three and six months ended June 30, 2018, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the six months ended June 30, 2019, includes $12.9 million recognized in the second quarter for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2018, respectively.
We made equity distributions totaling $346.0 million and $190.0 million during the six months ended June 30, 2019 and 2018, respectively. During July 2019, we made an additional distribution of $213.0 million. Our parent made contributions to us totaling $340.0 million in the six months ended June 30, 2018, to fund a portion of our expenditures for additions to property, plant and equipment.

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
Critical Accounting Estimates
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $422.2 million as of June 30, 2019 and $450.2 million as of December 31, 2018. Effective March 1, 2019, we began amortizing this regulatory liability. The timing and actual amount of such return will be subject to the outcome of the rate case proceeding filed in Docket No. RP18-1126.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the six months ended June 30, 2019 was $564.3 million compared to $402.6 million for the six months ended June 30, 2018. The increase in Operating Income of $161.7 million (40.2 percent) was primarily due to higher Operating Revenues in the first six months of 2019 compared to the same period in 2018, as discussed below, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the six months ended June 30, 2019 was $441.6 million compared to $372.1 million for the six months ended June 30, 2018. The increase in Net Income of $69.5 million (18.7 percent) was mostly attributable to the increase in Operating Income partially offset by an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales decreased $8.6 million (15.6 percent) for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to $4.3 million of lower cash out sales and $4.3 million of lower system management gas sales. Cash out sales and system management gas sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the six months ended June 30, 2019 increased $218.0 million (25.9 percent) over the same period in 2018. The increase was primarily attributable to:

•	$218.9 million increase in transportation reservation revenues related to new incremental projects primarily attributable to:

•	$194.6 million from our Atlantic Sunrise project placed in full service in October 2018;

•	$17.8 million from our Gulf Connector project placed in service in January 2019; and

•	$4.8 million from our Garden State project placed in full service in March 2018.

•
$6.1 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	$4.7 million higher commodity revenue.

•	Partially offset by $11.7 million lower revenues related to Docket No. RP18-1126 rate decreases effective October 1, 2018.
Natural gas storage increased $6.0 million (8.7 percent) for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to the implementation of new rates in March 2019.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $46.5 million for the six months ended June 30, 2019 and $55.1 million for the comparable period in 2018, our operating costs and expenses for the six months ended June 30, 2019 increased $62.9 million (12.3 percent) from the comparable period in 2018. This increase was primarily attributable to:

•	$35.3 million (20.5 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed into service;

•	$13.9 million (66.5 percent) unfavorable change in Regulatory credit resulting from Tax Reform;

•
$12.1 million (13.0 percent) increase in Administrative and general costs primarily due to a $7.6 million increase in employee labor and related benefits costs mainly due to estimated severance and related costs driven by a voluntary separation program (VSP) associated with a review of Williams' enterprise cost structure, and a $2.4 million higher allocated corporate expenses;

•	$3.3 million (9.3 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service;

•
$2.1 million (9.8 percent) increase in Cost of natural gas transportation costs primarily resulting from $6.1 million higher electric power costs, partly offset by $4.1 million lower fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•
$0.9 million (0.5 percent) increase in Operation and maintenance costs primarily resulting from a $10.7 million increase in employee labor and related benefit costs ($5.1 million due to estimated severance and related costs driven by a VSP associated with a review of Williams' enterprise cost structure, and $4.8 million due to lower capitalized labor as a result of fewer capital projects ongoing in 2019) and a $9.4 million increase in contracted services related to costs transferred from capital, mostly offset by a $17.8 million decrease in contracted services mainly related to general maintenance and other testing on our pipeline.

•
Partially offset by $4.7 million (15.5 percent) decrease in Other expenses, net primarily due to a $13.2 million favorable change in costs associated with pension and other postretirement benefits related to Docket No. RP18-1126, partly offset by a $6.6 million unfavorable change related to costs transferred from capital and certain other charges.

Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2019 had an unfavorable change of $92.3 million (303.6 percent) over the same period in 2018. This is mostly due to an unfavorable change of $45.3 million in Allowance for equity and borrowed funds used during construction (AFUDC) primarily associated with reduced capital expenditures on projects and a $43.7 million increase in Interest expense primarily due to other financing obligations.
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

Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco's applications for such approvals. We have refiled our applications for those approvals and are addressing certain technical issues identified by the agencies. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
Rivervale South to Market
The Rivervale South to Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on our North New Jersey Extension to our existing Central Manhattan meter station in New Jersey and our Station 210 Pooling Point in New Jersey. In August 2018, we received approval from the FERC for the project. The project was placed into partial service on July 1, 2019. We plan to place the remaining portion of the project into service by the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 190 Mdth/d.
Gateway
The Gateway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. In December 2018, we received approval from the FERC for the project. We plan to place the project into service in the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.
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
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco's Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We filed an application with the FERC in July 2019 for approval of the project. We plan to place the project into service in the second half of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
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
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 1, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)