Form 10-Q
period 2019-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2019-10-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Natural gas sales	$41,547	$41,757	$88,062	$96,881
Natural gas transportation	566,240	422,999	1,626,552	1,265,285
Natural gas storage	35,194	33,839	109,751	102,392
Other	2,735	2,815	8,255	7,763
Total operating revenues	645,716	501,410	1,832,620	1,472,321

Operating Costs and Expenses:
Cost of natural gas sales	41,547	41,757	88,062	96,881
Cost of natural gas transportation	15,395	9,126	38,970	30,661
Operation and maintenance	92,706	101,916	274,289	282,591
Administrative and general	49,997	44,474	155,506	137,836
Depreciation and amortization	112,296	91,670	320,103	264,176
Taxes — other than income taxes	19,316	16,622	58,253	52,224
Regulatory credit resulting from Tax Reform	(12,247)	—	(19,244)	(20,867)
Other expense, net	(6,263)	15,631	19,451	46,036
Total operating costs and expenses	312,747	321,196	935,390	889,538

Operating Income	332,969	180,214	897,230	582,783

Other (Income) and Other Expenses:
Interest expense	71,980	50,180	214,059	148,629
Allowance for equity and borrowed funds used during construction (AFUDC)	(12,640)	(43,165)	(28,857)	(104,668)
Equity in (earnings) losses of unconsolidated affiliates	(847)	(762)	(2,441)	(497)
Miscellaneous other (income) expenses, net	194	(5,537)	(1,414)	(12,317)
Total other (income) and other expenses	58,687	716	181,347	31,147

Net Income	274,282	179,498	715,883	551,636

Other comprehensive income (loss):
Equity interest in unrealized gain (loss) on interest rate hedges (includes $(24) and $(51) for the three months ended and $(153) and $(78) for the nine months ended September 30, 2019 and September 30, 2018, respectively, of accumulated other comprehensive income reclassification for equity interest in realized gains on interest rate hedges)	(93)	48	(692)	572

Comprehensive Income	$274,189	$179,546	$715,191	$552,208

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,043	1,018
Advances to affiliate	—	33,034
Trade and other	227,437	201,198
Transportation and exchange gas receivables	4,256	4,515
Inventories	63,260	63,205
Regulatory assets	78,617	95,770
Other	12,745	12,574
Total current assets	387,358	411,314

Investments, at cost plus equity in undistributed earnings	36,776	26,520

Property, Plant and Equipment:
Natural gas transmission plant	16,601,011	15,908,878
Less-Accumulated depreciation and amortization	4,386,364	4,147,729
Total property, plant and equipment, net	12,214,647	11,761,149

Other Assets:
Regulatory assets	295,733	289,479
Right-of-use assets	90,023	—
Other	194,305	167,490
Total other assets	580,061	456,969

Total assets	$13,218,842	$12,655,952

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$54,508	$50,727
Advances from affiliates	169,908	—
Trade and other	207,871	226,911
Transportation and exchange gas payables	2,456	5,973
Reserve for rate refunds	130,752	—
Regulatory liabilities	56,871	5,097
Accrued liabilities	197,569	218,384
Long-term debt due within one year	18,082	15,419
Total current liabilities	838,017	522,511

Long-Term Debt	4,020,631	3,998,988

Other Long-Term Liabilities:
Asset retirement obligations	391,565	348,609
Regulatory liabilities	967,398	1,026,892
Deferred revenue	218,241	226,164
Lease liability	85,969	—
Other	12,230	4,188
Total other long-term liabilities	1,675,403	1,605,853

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	4,428,499	4,428,499
Retained earnings	2,256,450	2,099,567
Accumulated other comprehensive income (loss)	(158)	534
Total member’s equity	6,684,791	6,528,600

Total liabilities and member’s equity	$13,218,842	$12,655,952

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months ended September 30
	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	—	—
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,195,168	2,030,626
Net income	274,282	179,498
Cash distributions to parent	(213,000)	(100,000)
Balance at end of period	2,256,450	2,110,124
Accumulated Other Comprehensive Income:
Balance at beginning of period	(65)	861
Other comprehensive income (loss)	(93)	48
Balance at end of period	(158)	909

Total Member's Equity	$6,684,791	$6,539,532

	Nine Months ended September 30
	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,088,499
Cash contributions from parent	—	340,000
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,099,567	1,848,488
Net income	715,883	551,636
Cash distributions to parent	(559,000)	(290,000)
Balance at end of period	2,256,450	2,110,124
Accumulated Other Comprehensive Income:
Balance at beginning of period	534	337
Other comprehensive income (loss)	(692)	572
Balance at end of period	(158)	909

Total Member's Equity	$6,684,791	$6,539,532

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$715,883	$551,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	320,103	264,176
Allowance for equity funds used during construction (equity AFUDC)	(22,926)	(78,337)
Regulatory credit resulting from Tax Reform	(19,244)	(20,867)
Equity in (earnings) losses of unconsolidated affiliates	(2,441)	(497)
Distributions from unconsolidated affiliates	3,744	1,751
Changes in operating assets and liabilities:
Receivables — affiliates	(25)	388
— trade and other	(26,239)	19,236
Transportation and exchange gas receivable	259	1,536
Inventories	6,584	(16,132)
Payables — affiliates	3,781	(1,235)
— trade	(21,844)	(57,502)
Accrued liabilities	(18,575)	968
Reserve for rate refunds	130,752	—
Asset retirement obligations - non-current	7,615	21,545
Deferred revenue	(7,922)	(7,922)
Other, net	15,264	(11,222)
Net cash provided by operating activities	1,084,769	667,522

Cash flows from financing activities:
Proceeds from long-term debt	—	993,440
Proceeds from other financing obligations	35,709	29,188
Retirement of long-term debt	—	(250,000)
Payments on other financing obligations	(12,581)	(1,151)
Payments for debt issuance costs	—	(10,043)
Cash distributions to parent	(559,000)	(290,000)
Cash contributions from parent	—	340,000
Advances from affiliate, net	169,908	—
Net cash provided by (used in) financing activities	(365,964)	811,434

Cash flows from investing activities:
Capital expenditures*	(702,634)	(1,982,386)
Contributions and advances for construction costs	22,690	393,130
Disposal of property, plant and equipment, net	(37,014)	(21,284)
Advances to affiliate, net	33,034	150,431
Contribution to unconsolidated affiliate	(12,250)	—
Purchase of ARO Trust investments	(52,272)	(44,492)
Proceeds from sale of ARO Trust investments	29,641	25,964
Other, net	—	(319)
Net cash used in investing activities	(718,805)	(1,478,956)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(686,270)	$(1,803,610)
Changes in related accounts payable and accrued liabilities	(16,364)	(178,776)
Capital expenditures	$(702,634)	$(1,982,386)
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
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments as of September 30, 2019 and December 31, 2018 consist of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $3.7 million and $1.8 million in the nine months ended September 30, 2019 and September 30, 2018, respectively. We made a $12.3 million contribution to Pine Needle in the second quarter of 2019.
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
A reclassification within operating activities in the Condensed Consolidated Statement of Cash Flows between Accrued liabilities and Other, net of $9.8 million for the nine months ended September 30, 2018, has been made to conform to the 2019 presentation.
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

As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. We have reached an agreement on the terms of a settlement with the participants in our general rate case proceeding in FERC Docket No. RP18-1126 that would resolve all issues in that proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. At September 30, 2019, we have accrued approximately $130.8 million related to Docket No. RP18-1126, which we believe is adequate for any refunds that may be required.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $91.3 million lease liability and offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and continue to develop and implement processes, procedures and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Quarter to Date September 30, 2019	Year to Date September 30, 2019
	(Thousands)
Balance at beginning of period	$231,451	$236,730
Payments received and deferred	—	—
Recognized in revenue	(2,644)	(7,923)
Balance at end of period	$228,807	$228,807

The following table presents the amount of the contract liabilities balance as of September 30, 2019, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2019 (remainder)	$2,642
2020	10,568
2021	10,566
2022	10,566
2023	10,566
Thereafter	183,899
Total	$228,807

Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. It also excludes consideration related to contract liabilities that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$575,156
2020	2,215,134
2021	2,073,550
2022	1,909,976
2023	1,478,138
Thereafter	13,843,450
Total	$22,095,404

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates and receivables that are not related to contracts with customers are included with Receivables - Advances to affiliate in our Condensed Consolidated Balance Sheet. At September 30, 2019 and December 31, 2018, Receivables - Trade and other includes $15.1 million and $10.4 million, respectively, of receivables not related to contracts with customers.
3. LEASES
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Condensed Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(Thousands)
Lease Cost:
Operating lease cost	$2,573	$7,739
Short-term lease cost	—	—
Variable lease cost	1,365	5,489
Total lease cost	$3,938	$13,228

Cash paid for amounts included in the measurement of operating lease liabilities	$2,393	$7,677

		September 30, 2019
		(Thousands)
Other Information:
Right-of-use assets		$90,023
Operating lease liabilities:
Current (included in Accrued liabilities in our Condensed Consolidated Balance Sheet)		$3,538
Lease liability		$85,969
Weighted-average remaining lease term - operating leases (years)		15
Weighted-average discount rate - operating leases		4.65%

As of September 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$1,603
2020	7,615
2021	9,644
2022	9,625
2023	9,628
Thereafter	92,848
Total future lease payments	130,963
Less amount representing interest	41,456
Total obligations under operating leases	$89,507

4. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. We have reached an agreement on the terms of a settlement with the participants in our general rate case proceeding in FERC Docket No. RP18-1126 that would resolve all issues in that proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. As of September 30, 2019, we have accrued a reserve for rate refunds of approximately $130.8 million, which we believe is adequate for any refunds that may be required.
Notice of Inquiry (Docket No. PL19-4-000) On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. FERC's action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners. Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We are currently monitoring this proceeding.
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
On July 29, 2016, PHMSA issued a Notice of Probable Violation (NOPV), which included a $1.6 million proposed civil penalty to us in connection with the incident. This penalty, which is not covered by our insurance policies, was accrued in the second quarter of 2016. We filed a response to the NOPV on August 25, 2016, and on July 14, 2017, PHMSA held a hearing on the NOPV. On December 20, 2018, PHMSA issued a Final Order, which made findings of violation, reduced the civil penalty to $1.4 million, and specified actions that need to be taken by us to comply with pipeline safety regulations. In a subsequent order issued on September 16, 2019, PHSMA denied our request to modify the supporting explanation for one of the findings. On October 9, 2019, we submitted payment of the $1.4 million civil penalty to PHMSA, fully resolving the NOPV.
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
We, with the insurer of one of our contractors, have settled all claims against us for wrongful death and personal injury. In addition, we have settled in principle the remaining lawsuits seeking damages for property damage. All such losses incurred have been, and the remaining property damage claims will be, covered by our contractors' insurance.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2019, we had a balance of approximately $3.0 million for the expense portion of these estimated costs, $1.3 million recorded in Accrued liabilities and $1.7 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, we had a balance of approximately $3.5 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $2.0 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
5. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At September 30, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.

Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At September 30, 2019, Williams had no outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
During the first nine months of 2019, we received an additional $0.7 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At September 30, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $257.3 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $2.0 million.
Atlantic Sunrise Project
During the first nine months of 2019, we received an additional $35.0 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At September 30, 2019, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $814.8 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $16.1 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2019 is associated with the previously described other financing obligations.
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
Effective March 1, 2019, the annual funding obligation is approximately $35.9 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	September 30, 2019		December 31, 2018
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$23.3	$23.3	$21.7	$21.7
U.S. Equity Funds	54.7	76.2	46.4	56.8
International Equity Funds	25.4	27.0	21.9	21.4
Municipal Bond Funds	59.3	60.8	50.1	49.6
Total	$162.7	$187.3	$140.1	$149.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2019:
Measured on a recurring basis:
ARO Trust investments	$187.3	$187.3	$187.3	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,038.7)	(5,218.2)	—	(5,218.2)	—

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$149.5	$149.5	$149.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,014.4)	(4,785.5)	—	(4,785.5)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2019 or 2018.
8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program, and we receive advances from and make advances to Williams. At September 30, 2019, our advances from Williams totaled approximately $169.9 million and are classified as Payables - Advances from affiliate in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2018, our advances to Williams totaled approximately $33.0 million and are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest income and expense are recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At September 30, 2019, the interest rate was 1.92 percent.

Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively, and $2.9 million and $6.2 million for the three and nine months ended September 30, 2018, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.8 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $4.9 million for the three and nine months ended September 30, 2018, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $110.7 million and $315.4 million in the three and nine months ended September 30, 2019, respectively, and $99.2 million and $290.0 million in the three and nine months ended September 30, 2018, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income. The amount billed to us for the nine months ended September 30, 2019, includes $27.0 million for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.2 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, and $1.7 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.
We made equity distributions totaling $559.0 million and $290.0 million during the nine months ended September 30, 2019 and 2018, respectively. During October 2019, we made an additional distribution of $265.0 million. Our parent made contributions to us totaling $340.0 million during the nine months ended September 30, 2018, to fund a portion of our expenditures for additions to property, plant and equipment.

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
Filing of Rate Case
On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. We have reached an agreement on the terms of a settlement with the participants in our general rate case proceeding in FERC Docket No. RP18-1126 that would resolve all issues in that proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
Critical Accounting Estimates
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $429.0 million as of September 30, 2019 and $450.2 million as of December 31, 2018. Effective March 1, 2019, we began amortizing this regulatory liability. The timing and actual amount of such return will be subject to the outcome of the rate case proceeding filed in Docket No. RP18-1126.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the nine months ended September 30, 2019 was $897.2 million compared to $582.8 million for the nine months ended September 30, 2018. The increase in Operating Income of $314.4 million (53.9 percent) was primarily due to higher Operating Revenues in the first nine months of 2019 compared to the same period in 2018, as discussed below, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for the nine months ended September 30, 2019 was $715.9 million compared to $551.6 million for the nine months ended September 30, 2018. The increase in Net Income of $164.3 million (29.8 percent) was mostly attributable to the increase in Operating Income partially offset by an unfavorable change in net expenses in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales decreased $8.8 million (9.1 percent) for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to $4.4 million of lower cash out sales and $4.4 million of lower system management gas sales. Cash out sales and system management gas sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or results of operations.
Natural gas transportation for the nine months ended September 30, 2019 increased $361.3 million (28.6 percent) over the same period in 2018. The increase was primarily attributable to:

•	$358.9 million increase in transportation reservation revenues attributable to:

•	$296.6 million from our Atlantic Sunrise project placed in full service in October 2018;

•	$27.0 million from our Gulf Connector project placed in service in January 2019; and

•	$35.3 million from other projects such as Garden State, St. James, Rivervale South to Market and an adjustment related to our reserve for rate refunds.

•
$11.7 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.

•	$6.2 million higher commodity revenue.

•	Partially offset by $17.7 million lower revenues related to Docket No. RP18-1126 rate decreases effective October 1, 2018.
Natural gas storage increased $7.4 million (7.2 percent) for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to the implementation of new rates in March 2019.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, of $88.1 million for the nine months ended September 30, 2019 and $96.9 million for the comparable period in 2018, our operating costs and expenses for the nine months ended September 30, 2019 increased $54.6 million (6.9 percent) from the comparable period in 2018. This increase was primarily attributable to:

•	$55.9 million (21.2 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed into service;

•
$17.7 million (12.8 percent) increase in Administrative and general costs primarily due to a $5.5 million increase in employee labor and related benefits costs mainly due to estimated severance and related costs driven by a voluntary separation program (VSP) associated with a review of Williams' enterprise cost structure, and a $10.8 million higher allocated corporate expenses, of which $4.8 million related to VSP;

•
$8.3 million (27.0 percent) increase in Cost of natural gas transportation costs primarily resulting from $11.7 million higher electric power costs, partly offset by $3.4 million lower fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	$6.1 million (11.7 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed into service;

•
Partially offset by $26.5 million (57.6 percent) decrease in Other expenses, net primarily due to a $35.3 million favorable change in amortization of regulatory assets and liabilities associated with our general rate case filing in Docket No. RP18-1126, partly offset by a $6.6 million unfavorable change related to costs transferred from capital and certain other charges; and

•
$8.3 million (2.9 percent) decrease in Operation and maintenance costs primarily resulting from a $41.2 million decrease in contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing, partly offset by a $22.9 million increase in employee labor and related benefit costs ($14.8 million due to estimated severance and related costs driven by a VSP associated with a review of Williams' enterprise cost structure, and $10.2 million due to lower capitalized labor as a result of fewer capital projects ongoing in 2019) and a $9.4 million increase in contracted services related to costs transferred from capital.

Other (Income) and Other Expenses
Other (income) and other expenses for the nine months ended September 30, 2019 had an unfavorable change of $150.2 million (482.3 percent) over the same period in 2018. This is mostly due to an unfavorable change of $75.8 million in Allowance for equity and borrowed funds used during construction (AFUDC) primarily associated with reduced capital expenditures on projects, a $65.5 million increase in Interest expense primarily due to other financing obligations, and an unfavorable change of $10.9 million in Miscellaneous other (income) expenses, net mostly due to the absence of affiliate interest income in 2019.
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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco's applications for such approvals. We have refiled our applications for those approvals and have addressed the technical issues identified by the agencies. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
Rivervale South to Market
The Rivervale South to Market Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on our North New Jersey Extension to our existing Central Manhattan meter station in New Jersey and our Station 210 Pooling Point in New Jersey. The project was placed into partial service on July 1, 2019, and the remainder of the project was placed into service on September 1, 2019. The project increased capacity by 190 Mdth/d.
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
Southeastern Trail
The Southeastern Trail Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion's Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We plan to place the project into service in late 2020, assuming timely receipt of all remaining necessary regulatory approvals. The project is expected to increase capacity by 296 Mdth/d.
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
South Louisiana Market
The South Louisiana Market Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to a new interconnection with a proposed chemical plant in St. James Parish, Louisiana. We expect to file an application with the FERC in June 2020 for approval of the project. We plan to place the project into service in the fourth quarter of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 202 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

104*
Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	October 31, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)