Form 10-K
period 2019-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2020-02-24
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7584
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware		74-1079400
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Houston	Texas	77056
(Address of Principal Executive Offices)		(Zip Code)
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
GENERAL
We are an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. We also held, until December 31, 2019, an approximate 45 percent interest in Cardinal Pipeline Company, LLC (Cardinal), an intrastate natural gas pipeline located in North Carolina. Our principal business is the interstate transportation of natural gas which is regulated by the Federal Energy Regulatory Commission (FERC).
At December 31, 2019, our natural gas pipeline, which extends from Texas to New York, had a system-wide delivery capacity totaling approximately 17.4 MMdth of gas per day. During 2019, we completed four fully-contracted expansions, which added more than 0.6 MMdth of firm transportation capacity per day to our pipeline. In addition, we added approximately 0.1 MMdth of firm transportation capacity per day by splitting long haul capacity into Gulf Coast capacity and Southeast and Northeast capacity. The system is comprised of approximately 9,800 miles of mainline and branch transmission pipelines, 57 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 2.3 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 198 Bcf of gas. At December 31, 2019, our customers had stored in our facilities approximately 140 Bcf of gas. In addition, through wholly-owned subsidiaries, until December 31, 2019, we operated and owned a 35 percent interest in Pine Needle LNG Company, LLC (Pine Needle), an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2019 were Dominion Energy, Inc., Duke Energy Corporation and The Southern Company, Inc., which accounted for approximately 10.3 percent, 9.1 percent and 8.9 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.

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
PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2019 or are significant future pipeline projects for which we have customer commitments. In 2020, we expect to invest capital of approximately $522 million in pipeline projects.
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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco's applications for such approvals. We have refiled our applications for those approvals and have addressed the technical issues identified by the agencies. We plan to place the project into service in the fall of 2021, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
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
Gateway
The Gateway Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company's proposed interconnection with our mainline south of Station 205 in New Jersey to our existing Ridgefield meter station in Bergen County, New Jersey and our existing Paterson meter station in Passaic County, New Jersey. We placed the project into service on December 31, 2019. The project increased capacity by 65 Mdth/d.
Southeastern Trail
The Southeastern Trail Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion's Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We plan to place the project into service in late 2020. The project is expected to increase capacity by 296 Mdth/d.

Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco's Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We filed an application with the FERC in July 2019 for approval of the project. We plan to place the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
South Louisiana Market
The South Louisiana Market Project involved a proposed expansion of our existing natural gas transmission system to provide incremental firm transportation from Station 65 in Louisiana to a new interconnection with a proposed chemical plant in St. James Parish, Louisiana. Following discussions with our customer regarding the substantial delays being experienced in connection with its proposed chemical plant, we have elected not to proceed with the Project.

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
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended (NGA). On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. On December 31, 2019, after reaching an agreement in principle with the participants, we filed a stipulation and agreement (“Agreement”) with the FERC that would resolve all issues in this proceeding without the need for a hearing. The Agreement will become effective after a FERC order that approves the Agreement without material modification becomes no longer subject to rehearing. We anticipate FERC approval of the Agreement in the second quarter of 2020. As of December 31, 2019, we have accrued a reserve for rate refunds related to increased rates collected since March 2019 of approximately $188.8 million, which we believe is adequate for any refunds that may be required.
The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform) made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. We recognized a regulatory liability as of the date of enactment of Tax Reform based on the expectation that the decreased federal income tax rates would require us to reduce our rates charged to customers in the future. The stipulation and agreement that we filed in our pending Docket No. RP18-1126 rate case, which is subject to FERC approval, addresses the timing and actual amount of the flow back of the regulatory liability to our customers.
Notice of Inquiry (Docket No. PL19-4-000) On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how the FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. The FERC also seeks comment on, among other things, whether the FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. The FERC's action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners. Following that decision, the FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, the FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We note that the FERC issued an order in November 2019 in a proceeding involving rates for an electric transmission owner that previously had been established based on the orders remanded by the court. In that recent order, the FERC decided to rely on two financial models to establish ROEs for the affected utilities: the two-step Discounted Cash Flow model and the Capital Asset Pricing Model, rather than the four financial models discussed in the remanded proceedings. We are currently monitoring the NOI proceeding.
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
For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations,” and “Environmental Matters” in Note 4 of our Notes to Consolidated Financial Statements.
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
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan that was completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2020 associated with this program will be approximately $121 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. (See Note 1 and Note 9 of Notes to Consolidated Financial Statements.)
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Transcontinental Gas Pipe Line Company, LLC, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-

looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Development and rate of adoption of alternative energy sources;

•	The strength and financial resources of our competitors and the effects of competition;

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction related inputs including skilled labor;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and investment opportunities in accordance with our capital expenditure budget;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in the current geopolitical situation;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
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
We provide some services pursuant to long-term, fixed-price contracts. It is possible that costs to perform services under such contracts will exceed the revenues we collect for our services. Although other services are priced at cost-based rates that are subject to adjustment in rate cases, under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
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

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely effected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in the Williams’ 2018 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
The occurrence of any of the foregoing could have a material adverse effect on our business, and financial condition.
We may be subject to physical and financial risks associated with climate change.
The threat of global climate change may create physical and financial risks to our business. Energy needs vary with weather conditions. To the extent weather conditions may be affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.
Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near coasts and river-banks, and facilities situated in hurricane-prone and rain-susceptible regions.
To the extent financial markets view climate change and greenhouse gas (“GHG”) emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services. Our business could also be affected by the potential for lawsuits against GHG emitters, based on links drawn between GHG emissions and climate change.

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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. Future legislation and/or regulation designed to reduce GHG emissions could make some of our activities uneconomic to maintain or operate. We continue to monitor legislative and regulatory developments in this area and otherwise take effort to limit and reduce GHG emissions from our facilities. Although the regulation of GHG emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2019, our largest customer was Dominion Energy, Inc., which accounted for approximately 10.3 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make pre-payments or provide security to satisfy credit concerns or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2019, was $4.06 billion.
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
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs for defined benefit pension plans and other postretirement benefit plans. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across real property owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. Our storage facilities are either owned or contracted for under long-term leases or easements. We lease our company offices in Houston, Texas.
Item 3. Legal Proceedings
The additional information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Contingent Liabilities and Commitments”.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by Williams.
Distributions totaling $824 million were declared and paid by us to our parent during the year ended December 31, 2019. An additional distribution of $270 million was declared and paid by us to our parent in January 2020. Distributions totaling $490 million were declared and paid by us to our parent during the year ended December 31, 2018.
In the year ended December 31, 2018, our parent made contributions to us totaling $340 million.
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
Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification (ASC) Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $360.4 million at December 31, 2019. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $1,024.3 million at December 31, 2019. A summary of regulatory assets and liabilities is included in Note 11 of Notes to Consolidated Financial Statements.

In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have a regulatory liability totaling $423.5 million as of December 31, 2019. The stipulation and agreement that we filed in our pending Docket No. RP18-1126 rate case, which is subject to FERC approval, addresses the timing and actual amount of the flow back of the regulatory liability to our customers.
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management's estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2019 and 2018. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
2019 COMPARED TO 2018
Operating Income and Net Income
Operating Income for 2019 was $1,205.0 million compared to $826.3 million for 2018. The increase in Operating Income of $378.7 million (45.8 percent) was primarily due to higher Operating Revenues in 2019 compared to 2018, partly offset by an increase in Operating Costs and Expenses, as discussed below. Net Income for 2019 was $963.3 million compared to $741.1 million for 2018. The increase in Net Income of $222.2 million (30.0 percent) was mostly attributable to an increase in Operating Income, partially offset by an unfavorable change in Other (Income) and Other Expenses, as discussed below.
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
Operating Revenues
Natural gas sales decreased $21.9 million (17.1 percent) to $105.9 million for 2019 when compared to 2018. The decrease was due to $17.5 million of lower cash-out sales and $4.4 million of lower system management gas sales. Cash-out sales and system management gas sales are offset in our costs of natural gas sold and therefore had no impact on our operating income or results of operations.
Natural gas transportation for 2019 was $2,188.1 million compared to $1,784.8 million for 2018. The $403.3 million (22.6 percent) increase was primarily attributable to:

•	$382.1 million increase in transportation reservation revenues attributable to:

•	$302.2 million from our Atlantic Sunrise project placed in full service in October 2018;

•	$35.6 million from our Gulf Connector project placed in service in January 2019; and

•	$44.3 million from other projects such as Garden State, St. James, Rivervale South to Market and an adjustment related to our reserve for rate refunds.

•
$14.8 million higher recoveries of electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	$7.0 million higher commodity revenue.

•	Partially offset by $17.7 million lower revenues related to Docket No. RP18-1126 rate decreases effective October 1, 2018.
Natural gas storage increased $11.0 million (8.0 percent) for 2019 compared to 2018. The increase was primarily due to higher revenues from storage services and the implementation of our general rate case filing in Docket No. RP18-1126.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $36.1 million (3.3 percent) from the comparable period in 2018. This increase was primarily attributable to:

•	$66.9 million (18.2 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed in service;

•
$27.4 million (14.5 percent) increase in Administrative and general costs primarily due to $10.8 million of costs reclassified from capitalized property, plant and equipment (PP&E), $9.9 million higher allocated corporate expenses, of which $5.7 million relates to a voluntary separation program (VSP) associated with a review of Williams' enterprise cost structure, and $2.8 million increase in employee labor and related benefits costs mainly due to the VSP;

•
$11.6 million (30.0 percent) increase in Cost of natural gas transportation costs primarily resulting from $14.8 million higher electric power costs, partly offset by $3.3 million lower fuel costs. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations; and

•	$9.1 million (13.5 percent) increase in Taxes - other than income taxes primarily due to higher ad valorem taxes as a result of additional assets placed in service.

•
Partially offset by $58.7 million (90.4 percent) decrease in Other expenses, net primarily due to a $50.3 million favorable change in amortization of regulatory assets and liabilities associated with our general rate case filing in Docket No. RP18-1126, and a $6.6 million favorable change related to costs reclassified to capitalized PP&E;

•
$16.8 million (4.2 percent) decrease in Operation and maintenance costs primarily resulting from $46.2 million decrease in contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing, partly offset by $18.2 million increase in employee labor and related benefit costs (primarily due to the VSP, and lower capitalized labor as a result of fewer capital projects ongoing in 2019) and $10.2 million increase in contracted services related to costs reclassified from capitalized PP&E; and

•	$3.3 million (15.8 percent) favorable change in Regulatory charge (credit) resulting from Tax Reform primarily related to our general rate case Docket No. RP18-1126.

Other (Income) and Other Expenses
Other (Income) and Other Expenses in 2019 had an unfavorable change of $156.5 million (183.7 percent) over 2018. This unfavorable change was primarily attributable to:

•	A $77.0 million (66.2 percent) unfavorable change in Allowance for equity and borrowed funds used during construction (AFUDC) associated with reduced capital expenditures on projects;

•	A $65.9 million (30.2 percent) unfavorable Interest expense - other primarily due to other financing obligations (See Note 5 of Notes to Consolidated Financial Statements);

•	A $9.7 million (129.3 percent) unfavorable change in interest related to our advances with affiliate; and

•	A $6.8 million (151.1 percent) unfavorable change in Miscellaneous other (income) expenses, net primarily due to lower project related tax reimbursements and lower AFUDC equity gross-up.
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
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, advances from Williams, accessing capital markets, and, if required, borrowings under the credit facility described below.
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On March 15, 2018, we completed a private placement of $400 million of 4.0 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048. We used the net proceeds from the offering to repay indebtedness, including our $250 million of 6.05 percent notes due upon their maturity on June 15, 2018, and for general corporate purposes, including the funding of capital expenditures. The notes issued in March 15, 2018 were the subject of a registration rights agreement. In the third quarter of 2018, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act.
We, along with Williams and Northwest Pipeline LLC, are co-borrowers under a $4.5 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $1.0 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Northwest Pipeline LLC. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the credit facility.
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. At December 31, 2018, our advances to Williams totaled approximately $33.0 million. These advances are represented by demand notes. The increase in 2019 of our advances from Williams primarily resulted from the use of funds for capital expenditures.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2020 capital expenditures will be approximately $522 million for expansion projects and $271 million for maintenance projects.

The majority of the total amount of our anticipated capital expenditures is considered nondiscretionary due to legal, regulatory, and/or contractual requirements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2019, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2019. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2019	Expected Maturity Date
	2020	2021	2022	2023
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$—	$—
Interest rate	5.87%	5.87%	5.87%	5.87%

Other financing obligation:
Fixed rate	$20	$22	$24	$27
Interest rate	9.14%	9.14%	9.14%	9.14%

December 31, 2019	Expected Maturity Date
	2024	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$2,983	$2,983	$3,480
Interest rate	5.87%	4.86%

Other financing obligation:
Fixed rate	$29	$994	$1,116	$1,771
Interest rate	9.14%	9.15%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
February 24, 2020

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
Operating Revenues:
Natural gas sales	$105,884	$127,821	$99,100
Natural gas transportation	2,188,058	1,784,794	1,531,778
Natural gas storage	147,687	136,666	137,348
Other	11,113	10,600	6,779
Total operating revenues	2,452,742	2,059,881	1,775,005

Operating Costs and Expenses:
Cost of natural gas sales	105,884	127,821	99,100
Cost of natural gas transportation	50,273	38,749	19,589
Operation and maintenance	382,513	399,293	401,871
Administrative and general	217,000	189,588	182,121
Depreciation and amortization	433,480	366,566	318,058
Taxes — other than income taxes	76,632	67,537	65,612
Regulatory charge (credit) resulting from Tax Reform	(24,202)	(20,867)	471,096
Other expense, net	6,195	64,918	63,644
Total operating costs and expenses	1,247,775	1,233,605	1,621,091

Operating Income	1,204,967	826,276	153,914

Other (Income) and Other Expenses:
Interest expense - affiliate	2,319	60	60
- other	283,990	218,126	158,814
Interest income - affiliate	(89)	(7,606)	(3,507)
- other	(4,349)	(3,448)	(2,782)
Allowance for equity and borrowed funds used during construction (AFUDC)	(39,289)	(116,347)	(92,013)
Equity in (earnings) loss of unconsolidated affiliates	(3,216)	(1,068)	6,188
Miscellaneous other (income) expenses, net	2,305	(4,520)	31,426
Total other (income) and other expenses	241,671	85,197	98,186

Net Income	963,296	741,079	55,728

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(162), $(143), and $103 for the years ended December 31, 2019, 2018, and 2017, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	(641)	197	327

Comprehensive Income	$962,655	$741,276	$56,055
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade	242,416	190,833
Affiliates	669	1,018
Advances to affiliate	—	33,034
Other	10,850	10,365
Transportation and exchange gas receivables	6,360	4,515
Inventories:
Gas in storage, at original cost	857	875
Gas available for customer nomination, at average cost	20,653	25,767
Materials and supplies, at average cost	43,482	36,563
Regulatory assets	69,440	95,770
Other	11,240	12,574
Total current assets	405,967	411,314

Investments, at cost plus equity in undistributed earnings	—	26,520

Property, Plant and Equipment:
Natural gas transmission plant	16,764,904	15,908,878
Less-Accumulated depreciation and amortization	4,438,077	4,147,729
Total property, plant and equipment, net	12,326,827	11,761,149

Other Assets:
Regulatory assets	290,923	289,479
Right-of-use assets	84,979	—
Other	210,017	167,490
Total other assets	585,919	456,969

Total assets	$13,318,713	$12,655,952
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2019	2018
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Trade	$155,676	$201,350
Affiliates	47,740	50,727
Advances from affiliate	252,549	—
Cash overdrafts	28,292	25,561
Transportation and exchange gas payables	3,961	5,973
Reserve for rate refunds	188,842	—
Accrued liabilities:
Property and other taxes	19,034	15,428
Interest	70,572	62,066
Regulatory liabilities	57,359	5,097
Customer deposits	30,551	36,400
Customer advances	27,207	36,642
Asset retirement obligations	32,704	45,714
Other	19,060	22,134
Long-term debt due within one year	20,180	15,419
Total current liabilities	953,727	522,511

Long-Term Debt	4,044,790	3,998,988

Other Long-Term Liabilities:
Asset retirement obligations	426,505	348,609
Regulatory liabilities	966,961	1,026,892
Advances for construction costs	16,533	211
Deferred revenue	215,598	226,164
Lease liability	84,528	—
Other	4,288	3,977
Total other long-term liabilities	1,714,413	1,605,853

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	4,428,499	4,428,499
Retained earnings	2,177,284	2,099,567
Accumulated other comprehensive income	—	534
Total member’s equity	6,605,783	6,528,600

Total liabilities and member’s equity	$13,318,713	$12,655,952
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
Member's Capital:
Balance at beginning of period	$4,428,499	$4,088,499	$3,678,499
Cash contributions from parent	—	340,000	410,000
Balance at end of period	4,428,499	4,428,499	4,088,499
Retained Earnings:
Balance at beginning of period	2,099,567	1,848,488	2,462,760
Net income	963,296	741,079	55,728
Cash distributions to parent	(824,000)	(490,000)	(430,000)
Non-cash distribution to parent	(25,000)	—	(240,000)
Non-cash distribution of investments in subsidiaries	(36,579)	—	—
Balance at end of period	2,177,284	2,099,567	1,848,488
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	534	337	10
Equity interest in unrealized gain (loss) on interest rate hedge	(641)	197	327
Non-cash distribution of investments in subsidiaries	107	—	—
Balance at end of period	—	534	337

Total Member's Equity	$6,605,783	$6,528,600	$5,937,324

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$963,296	$741,079	$55,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433,480	366,566	318,058
Allowance for equity funds used during construction (equity AFUDC)	(28,785)	(87,111)	(69,653)
Regulatory charge (credit) resulting from Tax Reform	(24,202)	(20,867)	471,096
Equity in (earnings) loss of unconsolidated affiliates	(3,216)	(1,068)	6,188
Distributions from unconsolidated affiliates	4,908	3,250	8,036
Changes in operating assets and liabilities:
Receivables — affiliates	582	91	(620)
— trade and other	(52,307)	(30,776)	(26,107)
Transportation and exchange gas receivable	(1,845)	(1,310)	(1,378)
Regulatory assets - current	26,330	1,379	(10,090)
Regulatory assets - non-current	3,622	(8,605)	(10,761)
Inventories	(1,787)	(23,178)	15,182
Payables — affiliates	(2,981)	7,307	12,514
— trade	(18,842)	(35,869)	(9,823)
Accrued liabilities	(1,723)	40,993	(36,881)
Asset retirement obligations	15,713	24,659	98,527
Reserve for rate refunds	188,842	—	—
Deferred revenue	(10,566)	(10,565)	(4,542)
Other, net	(36,365)	10,317	11,347
Net cash provided by operating activities	1,454,154	976,292	826,821

Cash flows from financing activities:
Proceeds from long-term debt	—	993,440	—
Proceeds from other financing obligations	41,513	50,269	—
Retirement of long-term debt	—	(250,000)	—
Payments on other financing obligations	(17,436)	(3,705)	(486)
Payments for debt issuance costs	—	(10,148)	(13)
Cash distributions to parent	(824,000)	(490,000)	(430,000)
Cash contributions from parent	—	340,000	410,000
Advances from affiliate, net	252,549	—	—
Net cash provided by (used in) financing activities	(547,374)	629,856	(20,499)
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
Cash flows from investing activities:
Capital expenditures*	$(901,374)	$(2,326,672)	$(1,576,611)
Contributions and advances for construction costs	47,034	408,912	425,397
Disposal of property, plant and equipment, net	(45,720)	(26,469)	(49,090)
Advances to affiliate, net	33,034	362,213	416,446
Contributions to unconsolidated affiliates	(12,250)	—	—
Purchase of ARO Trust investments	(72,946)	(51,793)	(57,099)
Proceeds from sale of ARO Trust investments	45,479	27,661	31,435
Proceeds from insurance	—	—	3,200
Other, net	(37)	—	—
Net cash used in investing activities	(906,780)	(1,606,148)	(806,322)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

____________________________
* Increase to property, plant and equipment, exclusive of equity AFUDC	$(854,761)	$(2,085,888)	$(1,784,254)
Changes in related accounts payable and accrued liabilities	(46,613)	(240,784)	207,643
Capital expenditures	$(901,374)	$(2,326,672)	$(1,576,611)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$268,559	$168,418	$136,439
Income taxes	76	632	2,089

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
Nature of Operations
We are an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the 12 southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, Washington D.C., Maryland, North Carolina, New York, New Jersey and Pennsylvania.
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
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. We have recognized a regulatory liability to reflect the probable return to certain customers through future rates of the future decrease in income taxes payable associated with Tax Reform. In determining the estimated liability that we currently believe is probable of return to certain customers through future rates, we considered the mix of services provided by us, taking into consideration that certain of these services are provided under contractually based rates, in lieu of recourse-based rates, that are designed to recover the cost of providing those services, with no expected future rate adjustment for the term of those contracts. The liability was recorded in December 2017 through a regulatory charge to operating income of $471.1 million, this regulatory charge was reduced by $20.9 million in 2018 mostly due to an updated weighted average state income tax rate. This liability was reduced by $24.2 million in 2019 mostly due to its amortization through a regulatory credit related to Docket No. RP18-1126. The stipulation and agreement that we filed in our pending Docket No. RP18-1126 rate case, which is subject to FERC approval, addresses the timing and actual amount of the flow back of the regulatory liability to our customers.
Certain of our equity-method investees recorded similar regulatory liabilities, for which our Equity in (earnings) loss of unconsolidated affiliates on our Consolidated Statement of Comprehensive Income was reduced by $2.0 million and $10.3 million in 2018 and 2017, respectively, related to our proportionate share of the associated regulatory charges.
Basis of Presentation
Williams’ acquisition of us in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2019, the remaining property, plant and equipment allocation was approximately $0.5 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
A reclassification within operating activities in the Consolidated Statement of Cash Flows between Accrued liabilities and Other, net of $11.3 million and $7.2 million for the years ended December 31, 2018 and 2017, respectively, has been made to conform to the 2019 presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments prior to December 31, 2019 (See Note 9) and as of December 31, 2018 consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.9 million, $3.2 million, and $8.0 million in 2019, 2018 and 2017, respectively. We made a $12.3 million contribution to Pine Needle in the second quarter of 2019.
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
Revenue Recognition (subsequent to the adoption of ASC 606 effective January 1, 2018)
Our customers are comprised of public utilities, municipalities, gas marketers and producers, intrastate pipelines, direct industrial users, and electrical power generators.
Service revenue contracts from our gas pipeline business contain a series of distinct services, with the majority of our contracts having a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance. Most of our product sales contracts have a single performance obligation with revenue recognized at a point in time when the products have been sold and delivered to the customer.
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
Leases (subsequent to the adoption of ASU 2016-02 effective January 1, 2019)
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2019, 2018 and 2017 are as follows:

Category of Property	2019 (1)	2018-2017

Gathering facilities	0% - 1.00%	1.35% - 2.50%
Storage facilities	1.86% - 2.05%	2.10% - 2.25%
Onshore transmission facilities	2.50% - 7.13%	2.61% - 5.00%
Offshore transmission facilities	1.25% - 1.25%	1.20% - 1.20%
(1)     Changes in depreciation rates in 2019 were due to placing into effect the rates in Docket No. RP18-1126 on March 1, 2019.
We record a liability and increase the basis in the underlying asset for the present value of each expected future Asset Retirement Obligations (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. The ARO asset is depreciated in a manner consistent with the expected timing of the future abandonment of the underlying physical assets. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are recognized as an increase to a regulatory asset, as management expects to recover such amounts in future rates. The regulatory asset is amortized commensurate with our collection of these costs in rates.
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management's estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $10.5 million, $29.2 million, and $22.3 million, for 2019, 2018 and 2017, respectively. The allowance for equity funds was $28.8 million, $87.1 million, and $69.7 million, for 2019, 2018 and 2017, respectively.
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
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2019 and 2018. We utilize the average cost method of accounting for gas imbalances.
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
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2019 and 2018, Gas in Storage, at LIFO, was zero. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.
Materials and Supplies Inventory
All inventories are stated at average cost. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2019 and 2018.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans. (See Note 8.) Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us and thus paid by us, is based on our share of net periodic benefit cost.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3 – Leases).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $91.3 million lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases at January 1, 2019. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We are adopting ASU 2016-13 effective January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and considered current conditions and reasonable forecasts in developing our expected credit loss rate, and continue to develop and implement processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	December 31, 2019	December 31, 2018
	(Thousands)
Balance at beginning of period	$236,730	$247,296
Payments received and deferred	—	—
Recognized in revenue	(10,566)	(10,566)
Balance at end of period	$226,164	$236,730

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligation as of December 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2019.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020	$10,568	$2,266,208
2021	10,566	2,113,669
2022	10,566	2,026,532
2023	10,566	1,497,866
2024	10,568	1,393,435
Thereafter	173,330	12,698,673
Total	$226,164	$21,996,383

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

Twelve Months Ended December 31,
2019
(Thousands)
Lease Cost:
Operating lease cost	$10,276
Short-term lease cost	—
Variable lease cost	6,867
Total lease cost	$17,143

Cash paid for amounts included in the measurement of operating lease liabilities	$9,986

December 31, 2019
(Thousands)
Other Information:
Right-of-use assets	$84,979
Operating lease liabilities:
Current (included in Accrued liabilities - Other in our Consolidated Balance Sheet)	$811
Lease liability	$84,528
Weighted-average remaining lease term - operating leases (years)	15
Weighted-average discount rate - operating leases	4.65%

Prior to adopting ASU 2016-02, total rent expense was $10.8 million in 2018 and$11.0 million in 2017 and primarily included in Operation and maintenance and Administrative and general expenses in the Consolidated Statement of Comprehensive Income.
As of December 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2020	$4,073
2021	9,633
2022	9,613
2023	9,617
2024	9,318
Thereafter	83,530
Total future lease payments	125,784
Less amount representing interest	40,445
Total obligations under operating leases	$85,339

4. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters
General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. On December 31, 2019, after reaching an agreement in principle with the participants, we filed a stipulation and agreement (“Agreement”) with the FERC that would resolve all issues in this proceeding without the need for a hearing. The Agreement will become effective after a FERC order that approves the Agreement without material modification becomes no longer subject to rehearing. We anticipate FERC approval of the Agreement in the second quarter of 2020. As of December 31, 2019, we have accrued a reserve for rate refunds related to increased rates collected since March 2019 of approximately $188.8 million, which we believe is adequate for any refunds that may be required.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2019, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $1.2 million recorded in Accrued liabilities and $1.3 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet. At December 31, 2018, we had a balance of approximately $3.5 million for the expense portion of these estimated costs, $1.5 million recorded in Accrued liabilities and $2.0 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet.
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
Other Commitments
Commitments for construction We have commitments for construction and acquisition of property, plant and equipment of approximately $91 million at December 31, 2019.
5. DEBT AND FINANCING ARRANGEMENTS
Long-Term Debt
At December 31, 2019 and 2018, long-term debt outstanding was as follows (in thousands):

	2019	2018
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	400,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	600,000
Total notes	2,775,000	2,775,000

Other financing obligations	1,115,980	1,067,286

Total long-term debt, including current portion	4,098,480	4,049,786
Unamortized debt issuance costs	(22,876)	(24,242)
Unamortized debt premium and discount, net	(10,634)	(11,137)
Long-term debt due within one year	(20,180)	(15,419)

Total long-term debt	$4,044,790	$3,998,988

Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2019, for the next five years, are as follows (in thousands):

2020: Other financing obligations	$20,180
2021: Other financing obligations	$22,102
2022: Other financing obligations	$24,207
2023: Other financing obligations	$26,511
2024: Other financing obligations	$29,036

No property is pledged as collateral under any of our long-term debt issues.

Restrictive Debt Covenants
At December 31, 2019, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.
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
During 2019 and 2018, we received $0.7 million and $29.8 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. At December 31, 2019, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $256.8 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $2.1 million. At December 31, 2018, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $258.1 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $1.9 million.
Atlantic Sunrise Project
During the construction of our Atlantic Sunrise Project, we received funding from a co-owner for its proportionate share of construction costs related to an undivided ownership interest in certain parts of the project. Amounts received were recorded in Advances for construction costs and 100 percent of the costs associated with construction were capitalized on our Consolidated Balance Sheet. Upon placing the project into service during October 2018, we began utilizing this co-owner's undivided interest in the lateral, including the associated pipeline capacity, and reclassified

$810.3 million of funding previously received from our partner from Advances for construction costs to debt to reflect the financing obligation payable to our co-owner over an expected term of 20 years. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement. The obligation which matures in 2038 requires monthly interest and principal payments, and bears an interest rate of approximately 9 percent.
During 2019 and 2018 (after the project was placed into service), we received $40.8 million and $20.5 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. During the fourth quarter of 2019, we also increased our financing obligation by $25 million associated with a payment received by Williams pursuant to a contract settlement with a co-owner of the Atlantic Sunrise project (See Note 9). At December 31, 2019, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $839.0 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $18.1 million. At December 31, 2018, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $793.8 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $13.5 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2019 and 2018 are associated with the previously described other financing obligations.
Credit Facility
On July 13, 2018, we, along with Williams and Northwest (the “borrowers”), the lenders named therein, and an administrative agent entered into a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the “Maturity Date”). The borrowers may request an extension of the Maturity Date for an additional one-year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of the aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At December 31, 2019 no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
Measured as of December 31, 2019, we are in compliance with our financial covenant under the credit facility.
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
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At December 31, 2019, Williams had no outstanding commercial paper.
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
Effective March 1, 2019, the annual funding obligation is approximately $35.9 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	December 31, 2019		December 31, 2018
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$15.8	$15.8	$21.7	$21.7
U.S. Equity Funds	55.3	83.3	46.4	56.8
International Equity Funds	31.8	35.4	21.9	21.4
Municipal Bond Funds	64.7	66.1	50.1	49.6
Total	$167.6	$200.6	$140.1	$149.5

7. FAIR VALUE MEASUREMENTS
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of short-term financial assets (advances to affiliate and from affiliate) that have variable interest rates, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$200.6	$200.6	$200.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,065)	(5,251.4)	—	(5,251.4)	—

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$149.5	$149.5	$149.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,014.4)	(4,785.5)	—	(4,785.5)	—

Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments - We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the accompanying Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 6 for more information regarding the ARO Trust.
Long-term debt - The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 5 - Debt and Financing Agreements).
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2019 or 2018.
8. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams were $9.6 million, $12.8 million and $15.6 million for 2019, 2018, and 2017, respectively. Included in our pension costs are settlement charges of $2.7 million and $7.6 million for 2018 and 2017, respectively. These amounts reflect the portion of Williams’ settlement charge directly charged to us which was required as a result of lump-sum benefit payments made under Williams’ program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2018 and 2017. In addition, we were charged $2.7 million and $4.6 million in 2018 and 2017, respectively, of allocated corporate expenses also associated with the settlement charge.

Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the RP18-1126 Settlement, any amounts of annual contributions that fall below a threshold are recorded as adjustments to income and refunded through future rate adjustments. The amount of deferred pension collections recorded as a regulatory liability at December 31, 2019 and 2018 were $43.3 million and $48.5 million, respectively. Effective with RP18-1126, the deferred pension liability is being amortized over a five-year period.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries, are eligible for subsidized retiree health care benefits. We recognized other postretirement benefit income of $4.1 million, $5.9 million and $10.9 million for 2019, 2018, and 2017, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2019 and 2018 are $68.0 million and $79.8 million, respectively. Effective with RP18-1126, this liability is being amortized over a period of 5.37 years.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $7.9 million, $7.9 million, and $7.7 million in 2019, 2018, and 2017, respectively, for Williams’ company contributions to this plan.
Employee Stock-Based Compensation Plan Information
The Williams Companies, Inc. 2007 Incentive Plan, as subsequently amended and restated, (Plan) provides for Williams’ common stock-based awards to both employees and non-management directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.
Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 was $5.9 million, $6.3 million, and $5.7 million, respectively, excluding amounts allocated from WPZ and Williams.
9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from three of our major customers in 2019, 2018 and 2017 are as follows (in millions):

	2019	2018	2017
Dominion Energy, Inc.	$250.7	$113.5	$72.0
Duke Energy Corporation	222.5	194.5	198.4
The Southern Company, Inc.	216.1	166.2	160.0

Affiliates
We are a participant in Williams' cash management program, and we make advances to and receive advances from Williams. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. These advances are represented by demand notes and are classified as Payables - Advances from affiliate in the accompanying Consolidated Balance Sheet. At December 31, 2018, our advances to Williams totaled approximately $33.0 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At December 31, 2019, the interest rate was 1.49 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2019, 2018 and 2017 are revenues received from affiliates of $10.5 million, $10.1 million, and $10.3 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2019, 2018 and 2017 is purchased gas cost from affiliates of $4.0 million, $5.4 million, and $3.9 million, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $412.4 million, $395.3 million, and $370.4 million during 2019, 2018 and 2017, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income. Included in the amounts billed to us for 2019 are costs for severance and other related costs associated with a reduction in workforce of $28.8 million.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $4.4 million, $4.7 million, and $3.7 million in 2019, 2018 and 2017, respectively.
We made equity distributions to our parent of $824 million, $490 million and $430 million during 2019, 2018 and 2017, respectively. In January 2020, an additional distribution of $270 million was declared and paid.
During 2018 and 2017, our parent made contributions totaling $340 million and $410 million, respectively, to us to fund a portion of our expenditures for additions to property, plant and equipment.
During 2019, we recognized a non-cash distribution of $25 million to our parent related to a settlement agreement between Williams and a co-owner in our Atlantic Sunrise project. Although the agreement was between Williams and a third party, since the agreement was in part related to our Atlantic Sunrise project, the settlement amount was added to our Atlantic Sunrise project finance obligation. (See Note 5)
Effective December 31, 2019, we made a $36.6 million non-cash distribution to our parent of our interests in our wholly-owned subsidiaries, Cardinal Operating Company, LLC, Pine Needle Operating Company, LLC, TransCarolina LNG Company, LLC, and TransCardinal Company, LLC.
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
10. ASSET RETIREMENT OBLIGATIONS
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
During 2019 and 2018, our overall asset retirement obligation changed as follows (in thousands):

	2019	2018
Beginning balance	$394,323	$363,956
Accretion	21,806	32,924
New obligations	103	14,162
Changes in estimates of existing obligations (1)	49,070	(8,054)
Property dispositions/obligations settled	(6,093)	(8,665)
Ending balance	$459,209	$394,323

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The increase in 2019 is primarily due to an increase in the inflation rate and a decrease in the discount rate. The decrease in 2018 is primarily due to a decrease in current estimates for onshore removal costs.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO. Our annual funding obligation is approximately $35.9 million, with installments to be deposited monthly (See Note 6).
11. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2019 and December 31, 2018 are as follows (in millions):

Regulatory Assets	2019	2018
Grossed-up deferred taxes on equity funds used during construction	$37.5	$39.0
Asset retirement obligations	147.6	171.9
Asset retirement costs - Eminence	42.2	45.5
Deferred cash out	64.4	54.9
Fuel cost	40.2	61.2
Electric power cost	8.4	—
Slug catcher	6.6	—
Other	13.5	12.7
Total Regulatory Assets	$360.4	$385.2

Regulatory Liabilities	2019	2018
Negative salvage	$482.6	$444.5
Deferred taxes - liability	423.5	450.2
Sentinel meter station depreciation	6.6	6.4
Postretirement benefits other than pension	68.0	79.8
Pension - unamortized liability	43.3	48.5
Other	0.3	2.6
Total Regulatory Liabilities	$1,024.3	$1,032.0

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
Asset retirement costs - Eminence: Regulatory asset balance associated with the Eminence Storage Field retirement costs. The regulatory asset is being recovered through our rates and is being amortized to expense consistent with the amounts collected in rates.
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
Slug catcher: This amount represents certain costs associated with the replacement of a component of a slug catcher which was included in Docket No. RP18-1126. A regulatory asset has been established to recognize the recovery of Transco’s investment in the slug catcher as it is collected through Transco’s depreciation rates and will be amortized at the onshore transmission plant depreciation rate.
Negative salvage: Our rates include a component designed to recover certain future retirement costs for which we are not required to record an asset retirement obligation. We record a regulatory liability representing the cumulative residual amount of recoveries through rates, net of expenditures associated with these retirement costs.
Deferred taxes - liability: Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the formal stipulation and agreement that has been filed, subject to FERC approval.
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
Postretirement benefits: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any difference between the annual actuarially determined cost and the amount recovered in rates is recorded as a regulatory asset or liability to be collected or refunded through future rate adjustments. These amounts are not included in the rate base. Effective with RP18-1126, as of March 1, 2019, the remaining liability balance is currently being amortized. (See Note 8).
Pension - unamortized: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with RP18-1126, as of March 1, 2019, the liability balance is currently being amortized. (See Note 8).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data are as follows (in thousands):

2019	First	Second	Third	Fourth
Operating revenues	$597,093	$589,812	$645,716	$620,121
Operating expenses	306,820	315,823	312,747	312,385
Operating income	290,273	273,989	332,969	307,736
Interest expense	71,091	70,989	71,980	72,249
Other (income) and deductions, net	(10,520)	(8,899)	(13,293)	(11,926)
Net income	229,702	211,899	274,282	247,413
Equity interest in unrealized gain (loss) on interest rate hedge	(230)	(369)	(93)	51
Comprehensive income	$229,472	$211,530	$274,189	$247,464

2018	First	Second (1)	Third	Fourth
Operating revenues	$489,236	$481,675	$501,410	$587,560
Operating expenses	291,225	277,117	321,196	344,067
Operating income	198,011	204,558	180,214	243,493
Interest expense	45,074	53,375	50,180	69,557
Other (income) and deductions, net	(26,979)	(41,039)	(49,464)	(15,507)
Net income	179,916	192,222	179,498	189,443
Equity interest in unrealized gain (loss) on interest rate hedge	405	119	48	(375)
Comprehensive income	$180,321	$192,341	$179,546	$189,068

(1)	Includes $20.9 million decrease to operating expenses for an adjustment to the regulatory charge resulting from Tax Reform.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in thousands):

	2019	2018
Audit fees	$1,400	$1,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,400	$1,500
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2019 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	29

Consolidated Balance Sheet as of December 31, 2019 and 2018	30

Consolidated Statement of Member’s Equity for the Years Ended December 31, 2019, 2018 and 2017	32

Consolidated Statement of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	33

Notes to Consolidated Financial Statements	35

Not covered by Report of Independent Registered Public Accounting Firm:

Quarterly Financial Data (Unaudited)	55

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

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

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document dos not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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
Date: February 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ John D. Porter	Vice President and Chief Accounting Officer (Principal Financial Officer)
John D. Porter

/s/ Kathleen R. Hambleton	Controller (Principal Accounting Officer)
Kathleen R. Hambleton
Date: February 24, 2020