Form 10-Q
period 2020-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2020-05-04
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” "assumes," “guidance,” “outlook,” “in- service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand;

•	Demand for our services; and

•	The impact of the novel coronavirus (COVID-19) pandemic.
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

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities in accordance with our capital expenditure budget;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	The risks resulting from outbreaks or other public health crises, including COVID-19;

•	Changes in the current geopolitical situation;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Revenues:
Natural gas sales	$19,654	$24,086
Natural gas transportation	566,006	534,160
Natural gas storage	38,374	36,085
Other	3,334	2,762
Total operating revenues	627,368	597,093

Operating Costs and Expenses:
Cost of natural gas sales	19,654	24,086
Cost of natural gas transportation	13,396	14,635
Operation and maintenance	80,689	83,448
Administrative and general	42,171	48,151
Depreciation and amortization	113,635	104,623
Taxes — other than income taxes	22,437	20,277
Regulatory credit resulting from Tax Reform	(7,688)	(1,749)
Other expense, net	3,290	13,349
Total operating costs and expenses	287,584	306,820

Operating Income	339,784	290,273

Other (Income) and Other Expenses:
Interest expense	73,109	71,091
Allowance for equity and borrowed funds used during construction (AFUDC)	(10,953)	(8,714)
Equity in earnings of unconsolidated affiliates	—	(771)
Miscellaneous other (income) expenses, net	(356)	(1,035)
Total other (income) and other expenses	61,800	60,571

Net Income	277,984	229,702

Other comprehensive loss:
Equity interest in unrealized gain (loss) on interest rate hedges (includes $(78) for the three months ended March 31, 2019 of accumulated other comprehensive income reclassification for equity interest in realized gains on interest rate hedges)	—	(230)

Comprehensive Income	$277,984	$229,472

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,685	669
Trade and other	233,039	253,266
Transportation and exchange gas receivables	5,663	6,360
Inventories	63,862	64,992
Regulatory assets	62,559	69,440
Other	10,753	11,240
Total current assets	377,561	405,967

Property, Plant and Equipment:
Natural gas transmission plant	16,888,643	16,764,904
Less-Accumulated depreciation and amortization	4,528,011	4,438,077
Total property, plant and equipment, net	12,360,632	12,326,827

Other Assets:
Regulatory assets	318,200	290,923
Right-of-use assets	83,342	84,979
Other	196,426	210,017
Total other assets	597,968	585,919

Total assets	$13,336,161	$13,318,713

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$40,767	$47,740
Advances from affiliate	316,907	252,549
Trade and other	118,607	183,968
Transportation and exchange gas payables	607	3,961
Reserve for rate refunds	248,291	188,842
Regulatory liabilities	57,092	57,359
Accrued liabilities	158,908	199,128
Long-term debt due within one year	20,644	20,180
Total current liabilities	961,823	953,727

Long-Term Debt	4,041,622	4,044,790

Other Long-Term Liabilities:
Asset retirement obligations	431,937	426,505
Regulatory liabilities	962,945	966,961
Deferred revenue	212,957	215,598
Lease liability	83,107	84,528
Other	28,003	20,821
Total other long-term liabilities	1,718,949	1,714,413

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,428,499	4,428,499
Retained earnings	2,185,268	2,177,284
Total member’s equity	6,613,767	6,605,783

Total liabilities and member’s equity	$13,336,161	$13,318,713

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	—	—
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,177,284	2,099,567
Net income	277,984	229,702
Cash distributions to parent	(270,000)	(176,000)
Balance at end of period	2,185,268	2,153,269
Accumulated Other Comprehensive Income:
Balance at beginning of period	—	534
Equity interest in unrealized loss in interest rate hedge	—	(230)
Balance at end of period	—	304

Total Member's Equity	$6,613,767	$6,582,072

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$277,984	$229,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113,635	104,623
Allowance for equity funds used during construction (equity AFUDC)	(8,121)	(6,510)
Regulatory credit resulting from Tax Reform	(7,688)	(1,749)
Equity in earnings of unconsolidated affiliates	—	(771)
Distributions from unconsolidated affiliates	—	1,248
Changes in operating assets and liabilities:
Receivables — affiliates	(1,016)	619
— trade and other	20,227	(33,047)
Transportation and exchange gas receivable	697	(1,824)
Inventories	1,130	(4,531)
Payables — affiliates	(6,973)	(4,242)
— trade	(31,120)	(45,546)
Accrued liabilities	(40,343)	(35,238)
Reserve for rate refunds	59,449	22,133
Asset retirement obligations	5,432	18,577
Deferred revenue	(2,641)	(2,638)
Other, net	9,572	3,419
Net cash provided by operating activities	390,224	244,225

Cash flows from financing activities:
Proceeds from other financing obligations	1,685	7,914
Payments on other financing obligations	(4,837)	(3,680)
Cash distributions to parent	(270,000)	(176,000)
Advances from affiliate, net	64,358	86,580
Net cash used in financing activities	(208,794)	(85,186)

Cash flows from investing activities:
Capital expenditures*	(173,184)	(184,556)
Contributions and advances for construction costs	10,149	10,057
Disposal of property, plant and equipment, net	(4,782)	(5,477)
Advances to affiliate, net	—	33,034
Purchase of ARO Trust investments	(28,686)	(19,518)
Proceeds from sale of ARO Trust investments	15,073	9,767
Other, net	—	(2,346)
Net cash used in investing activities	(181,430)	(159,039)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(132,575)	$(161,741)
Changes in related accounts payable and accrued liabilities	(40,609)	(22,815)
Capital expenditures	$(173,184)	$(184,556)
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
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. Effective December 31, 2019, we distributed to our parent four wholly owned subsidiaries, two of which owned an interest in Pine Needle Operating Company, LLC and Cardinal Operating Company, LLC. The equity method investments prior to December 31, 2019 consisted of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $1.2 million in the three months ended March 31, 2019.
The condensed consolidated unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed consolidated unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K.
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
Revenue Subject to Refund
Federal Energy Regulatory Commission (FERC) regulations promulgate policies and procedures which govern a process to establish the rates that we are permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related taxes, and (3) contract and volume throughput assumptions.
As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. (See Note 3)
Accounting Standards Issued and Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We adopted ASU 2016-13 effective January 1, 2020, which primarily applied to our short-term trade receivables. There was no cumulative effect adjustment to retained earnings upon adoption.
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analysis, such as bankruptcy monitoring. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near term liquidity.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at March 31, 2020.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

Year to Date March 31, 2020
(Thousands)
Balance at beginning of period	$226,164
Payments received and deferred	—
Recognized in revenue	(2,641)
Balance at end of period	$223,523

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020 (remainder)	$7,928	$1,701,586
2021	10,566	2,142,316
2022	10,566	2,042,192
2023	10,566	1,607,989
2024	10,568	1,394,930
Thereafter	173,329	12,782,399
Total	$223,523	$21,671,412

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and other and Receivables - Affiliates in our Condensed Consolidated Balance Sheet. At March 31, 2020 and December 31, 2019, Receivables - Trade and other includes $9.2 million and $13.8 million, respectively, of receivables not related to contracts with customers.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters

General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. On December 31, 2019, we filed a stipulation and agreement with the FERC to resolve all issues in this proceeding without the need for a hearing. On March 24, 2020, the FERC approved the settlement, which will become effective on June 1, 2020. At March 31, 2020, we have accrued approximately $248.3 million related to Docket No. RP18-1126, which we believe is adequate for any refunds that may be required.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2020, and December 31, 2019, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $1.2 million recorded in Accrued liabilities and $1.3 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At March 31, 2020, no letters of credit have been issued and loans to Williams of $1.7 billion were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4 billion of unsecured commercial paper notes. At March 31, 2020, Williams had no outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
At March 31, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $256.2 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $2.1 million.

Atlantic Sunrise Project
During the first three months of 2020, we received an additional $1.7 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At March 31, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $835.9 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $18.5 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at March 31, 2020 is associated with the previously described other financing obligations.
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
Effective March 1, 2019, the annual funding obligation based on the Docket No. RP18-1126 rate case filing was approximately $35.9 million. Pursuant to the approved stipulation and agreement in Docket No. RP18-1126, the new funding obligation 1) effective March 1, 2019 is approximately $23.8 million, and 2) effective March 1, 2020 is approximately $16.0 million.
Investments within the ARO Trust at fair value were as follows (in millions):

	March 31, 2020		December 31, 2019
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$22.4	$22.4	$15.8	$15.8
U.S. Equity Funds	63.3	74.5	55.3	83.3
International Equity Funds	36.8	32.3	31.8	35.4
Municipal Bond Funds	58.2	59.0	64.7	66.1
Total	$180.7	$188.2	$167.6	$200.6

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$188.2	$188.2	$188.2	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,062.3)	(4,634.9)	—	(4,634.9)	—

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$200.6	$200.6	$200.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,065.0)	(5,251.4)	—	(5,251.4)	—

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
Long-term debt — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 4).
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program, and we receive advances from and make advances to Williams. At March 31, 2020 and December 31, 2019, our advances from Williams totaled approximately $316.9 million and $252.5 million, respectively. These advances are classified as Payables - Advances from affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At March 31, 2020, the interest rate was 0.27 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.6 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $2.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $86.9 million and $92.2 million in the three months ended March 31, 2020, and 2019, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.0 million and $1.2 million for the three months ended March 31, 2020, and 2019, respectively.
We made equity distributions totaling $270.0 million and $176.0 million during the three months ended March 31, 2020 and 2019, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2019 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements and Notes contained in this Form 10-Q.
Filing of Rate Case
On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938, as amended. On March 18, 2019, the FERC accepted our motion to place the rates that were suspended by the September 28, 2018 order into effect on March 1, 2019, subject to refund. On December 31, 2019, we filed a stipulation and agreement with the FERC to resolve all issues in this proceeding without the need for a hearing. On March 24, 2020, the FERC approved the settlement, which will become effective on June 1, 2020. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the three months ended March 31, 2020 was $339.8 million compared to $290.3 million for the three months ended March 31, 2019. The increase in Operating Income of $49.5 million (17.1 percent) was primarily due to higher Natural gas transportation revenues in the first three months of 2020 compared to the same period in 2019, and a favorable change in Operating Costs and Expenses, as discussed below. Net Income for the three months ended March 31, 2020 was $278.0 million compared to $229.7 million for the three months ended March 31, 2019. The increase in Net Income of $48.3 million (21.0 percent) was mostly attributable to the increase in Operating Income, as discussed below.
Operating Revenues
Natural gas sales decreased $4.4 million (18.4 percent) for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily due to $4.4 million of lower cash out sales. Cash out sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or net income.
Natural gas transportation for the three months ended March 31, 2020 increased $31.8 million (6.0 percent) over the same period in 2019. The increase was primarily attributable to:

•	$13.2 million related to implementation of new rates;

•	$6.4 million from our Rivervale South to Market project placed in service in September 2019;

•	$5.6 million due to an additional billing day in 2020;

•	$4.1 million from our Gateway project placed in service in December 2019;

•	$2.0 million and related to short-term firm transportation and commodity revenue; and

•	$1.7 million from our St. James project placed into service in April 2019.

•
Partially offset by $1.2 million lower electric power costs. Electric power costs are recovered from our customers through transportation rates resulting in no net impact on our operating income or results of operations.

Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating costs and expenses decreased approximately $14.8 million (5.2 percent) for the three months ended March 31, 2020 to the comparable period in 2019. This decrease was primarily attributable to:

•
$10.1 million (75.4 percent) favorable change in Other expenses, net primarily due to a $3.7 million decrease in pension regulatory charge, and $4.4 million decrease due to additional deferral of ARO related depreciation;

•	$6.0 million (12.4 percent) favorable change in Administrative and general costs primarily due to lower corporate allocated expenses; and

•	$5.9 million (339.6 percent) favorable change in Regulatory credit resulting from Tax Reform primarily related to general rate case Docket No. RP18-1126.

•
Partially offset by $9.0 million (8.6 percent) increase in Depreciation and amortization costs primarily resulting from $4.4 million increase in ARO asset depreciation, and $3.8 million increase in asset depreciation.

Recent Developments
COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and are taking steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:

•	Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

•
We believe we have the ability to access the debt market if necessary, and continue to have significant levels of unused capacity on our revolving credit facility with no significant debt maturities in the near future.

•
We have implemented remote working arrangements where possible and restricted business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.

•	Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.
Pipeline Expansion Projects
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to an interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017 and it increased capacity by 818 Mdth/d. We placed Phase II into service on May 1, 2020. Together, the first two phases of the project increased capacity by 1,025 Mdth/d.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
Environmental
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GADNR) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GADNR for construction of Transco’s Dalton expansion project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to a Corrective Action Plan. On March 26, 2020, the GADNR issued a closure letter to Transco approving the final Corrective Action Plan implementation and acknowledging that all conditions of the Consent Order have been achieved.
Other
The information called for by this item is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

ITEM 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed except that they are supplemented by the following risk factor:

We face risks related to the COVID-19 pandemic and other health epidemics.
 The global outbreak of the novel coronavirus (COVID-19) is currently impacting countries, communities, supply chains and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. To date, COVID-19 has not had a material impact on our business. However, we cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 could pose a risk to our employees, our customers, our suppliers and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in the Risk Factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 4, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)