Form 10-Q
period 2020-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2020-08-03
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Development and rate of adoption of alternative energy sources;

•	The strength and financial resources of our competitors and the effects of competition;

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction- related inputs, including skilled labor;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Natural gas sales	$20,326	$22,429	$39,980	$46,515
Natural gas transportation	552,290	526,152	1,118,296	1,060,312
Natural gas storage	39,055	38,472	77,429	74,557
Other	4,020	2,759	7,354	5,521
Total operating revenues	615,691	589,812	1,243,059	1,186,905

Operating Costs and Expenses:
Cost of natural gas sales	20,326	22,429	39,980	46,515
Cost of natural gas transportation	13,529	8,939	26,925	23,574
Operation and maintenance	75,556	98,135	156,245	181,583
Administrative and general	50,764	57,358	92,935	105,509
Depreciation and amortization	113,835	103,184	227,470	207,807
Taxes — other than income taxes	21,994	18,661	44,431	38,938
Regulatory credit resulting from Tax Reform	(7,688)	(5,248)	(15,376)	(6,997)
Other expense, net	1,452	12,365	4,742	25,714
Total operating costs and expenses	289,768	315,823	577,352	622,643

Operating Income	325,923	273,989	665,707	564,262

Other (Income) and Other Expenses:
Interest expense	78,749	70,989	151,858	142,080
Allowance for equity and borrowed funds used during construction (AFUDC)	(9,294)	(7,504)	(20,247)	(16,218)
Equity in earnings of unconsolidated affiliates	—	(823)	—	(1,594)
Miscellaneous other (income) expenses, net	505	(572)	149	(1,607)
Total other (income) and other expenses	69,960	62,090	131,760	122,661

Net Income	255,963	211,899	533,947	441,601

Other comprehensive loss:
Equity interest in unrealized loss on interest rate hedges (includes $(51) for the three months ended June 30, 2019 and $(129) for the six months ended June 30, 2019, respectively, of accumulated other comprehensive income reclassification for equity interest in realized gains on interest rate hedges)	—	(369)	—	(599)

Comprehensive Income	$255,963	$211,530	$533,947	$441,002

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	988	669
Advances to affiliate	905,827	—
Trade and other	214,562	253,266
Transportation and exchange gas receivables	7,189	6,360
Inventories	73,408	64,992
Regulatory assets	62,116	69,440
Other	12,354	11,240
Total current assets	1,276,444	405,967

Property, Plant and Equipment:
Natural gas transmission plant	17,069,654	16,764,904
Less-Accumulated depreciation and amortization	4,623,915	4,438,077
Total property, plant and equipment, net	12,445,739	12,326,827

Other Assets:
Regulatory assets	299,270	290,923
Right-of-use assets	81,942	84,979
Other	222,885	210,017
Total other assets	604,097	585,919

Total assets	$14,326,280	$13,318,713

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$53,260	$47,740
Advances from affiliate	—	252,549
Trade and other	435,968	183,968
Transportation and exchange gas payables	1,443	3,961
Reserve for rate refunds	—	188,842
Regulatory liabilities	57,210	57,359
Accrued liabilities	239,317	199,128
Long-term debt due within one year	21,119	20,180
Total current liabilities	808,317	953,727

Long-Term Debt	5,225,986	4,044,790

Other Long-Term Liabilities:
Asset retirement obligations	403,206	426,505
Regulatory liabilities	958,986	966,961
Deferred revenue	210,316	215,598
Lease liability	81,471	84,528
Other	33,268	20,821
Total other long-term liabilities	1,687,247	1,714,413

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,428,499	4,428,499
Retained earnings	2,176,231	2,177,284
Total member’s equity	6,604,730	6,605,783

Total liabilities and member’s equity	$14,326,280	$13,318,713

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	—	—
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,185,268	2,153,269
Net income	255,963	211,899
Cash distributions to parent	(265,000)	(170,000)
Balance at end of period	2,176,231	2,195,168
Accumulated Other Comprehensive Income:
Balance at beginning of period	—	304
Equity interest in unrealized loss in interest rate hedge	—	(369)
Balance at end of period	—	(65)

Total Member's Equity	$6,604,730	$6,623,602

	Six Months Ended June 30,
	2020	2019
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	—	—
Balance at end of period	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,177,284	2,099,567
Net income	533,947	441,601
Cash distributions to parent	(535,000)	(346,000)
Balance at end of period	2,176,231	2,195,168
Accumulated Other Comprehensive Income:
Balance at beginning of period	—	534
Equity interest in unrealized loss in interest rate hedge	—	(599)
Balance at end of period	—	(65)

Total Member's Equity	$6,604,730	$6,623,602

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$533,947	$441,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	227,470	207,807
Allowance for equity funds used during construction (equity AFUDC)	(15,073)	(13,598)
Regulatory credit resulting from Tax Reform	(15,376)	(6,997)
Equity in earnings of unconsolidated affiliates	—	(1,594)
Distributions from unconsolidated affiliates	—	2,496
Changes in operating assets and liabilities:
Receivables — affiliates	(319)	(599)
— trade and other	38,704	(22,563)
Transportation and exchange gas receivable	(829)	(5,846)
Inventories	(8,416)	(3,671)
Payables — affiliates	5,520	5,603
— trade	282,731	(20,397)
Accrued liabilities	43,104	(8,346)
Reserve for rate refunds	(188,842)	85,853
Asset retirement obligations	(23,299)	16,897
Deferred revenue	(5,282)	(5,279)
Other, net	2,191	37,518
Net cash provided by operating activities	876,231	708,885

Cash flows from financing activities:
Proceeds from long-term debt	1,195,629	—
Proceeds from other financing obligations	5,079	20,429
Payments on other financing obligations	(9,786)	(7,944)
Payments for debt issuance costs	(9,790)	—
Cash distributions to parent	(535,000)	(346,000)
Advances from affiliate, net	(252,549)	34,345
Net cash provided by (used in) financing activities	393,583	(299,170)

Cash flows from investing activities:
Capital expenditures*	(343,234)	(412,561)
Contributions and advances for construction costs	14,852	17,481
Disposal of property, plant and equipment, net	(18,686)	(17,077)
Advances to affiliate, net	(905,827)	33,034
Contribution to unconsolidated affiliate	—	(12,250)
Purchase of ARO Trust investments	(45,048)	(42,632)
Proceeds from sale of ARO Trust investments	28,129	26,636
Other, net	—	(2,346)
Net cash used in investing activities	(1,269,814)	(409,715)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(304,167)	$(446,594)
Changes in related accounts payable and accrued liabilities	(39,067)	34,033
Capital expenditures	$(343,234)	$(412,561)
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
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. Effective December 31, 2019, we distributed to our parent four wholly owned subsidiaries, two of which had equity method investments. The equity method investments prior to December 31, 2019 consisted of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $2.5 million in the six months ended June 30, 2019. We made a $12.3 million contribution to Pine Needle in the six months ended June 30, 2019.
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
As a result of the ratemaking process, certain revenues collected by us may be subject to refund upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as well as collection and other risks. Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate. In addition, as a result of rate orders, tariff provisions or regulations, we are required to refund or credit certain revenues to our customers. (See Note 3)
Northeast Supply Enhancement
As of June 30, 2020, Property, plant, and equipment in our Condensed Consolidated Balance Sheet includes approximately $217 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.

The customer precedent agreements remain in effect and the project's FERC certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.
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
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analysis, such as bankruptcy monitoring. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at June 30, 2020.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Balance at beginning of period	$223,523	$234,092	$226,164	$236,730
Payments received and deferred	—	—	—	—
Recognized in revenue	(2,641)	(2,641)	(5,282)	(5,279)
Balance at end of period	$220,882	$231,451	$220,882	$231,451

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020 (remainder)	$5,287	$1,113,089
2021	10,566	2,118,275
2022	10,566	1,985,558
2023	10,566	1,647,202
2024	10,568	1,324,920
Thereafter	173,329	11,839,431
Total	$220,882	$20,028,475

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Condensed Consolidated Balance Sheet.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters

General rate case (Docket No. RP18-1126) On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. On December 31, 2019, we filed a stipulation and agreement with the FERC to resolve all issues in this proceeding without the need for a hearing. On March 24, 2020, the FERC approved the settlement, which became effective on June 1, 2020. Refunds of approximately $284.3 million were issued on July 1, 2020. The reserve for the refunds was reclassified from Reserve for rate refunds to Payable - Trade and other on the accompanying Condensed Consolidated Balance Sheet at June 30, 2020.

Notice of Inquiry (Docket No. PL19-4-000) On May 21, 2020, the FERC issued a “Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines” (Policy Statement) in Docket No. PL19-4-000 adopting changes to its policies concerning the calculation of a public utility return on equity (ROE). In this Policy Statement, the FERC revised its ROE policy for natural gas pipelines and oil pipelines to provide that the FERC will determine a pipeline’s ROE by averaging the results of the Discounted Cash Flow model and the Capital Asset Pricing Model, with each weighted equally. The FERC declined to adopt any additional policy changes at this time and will address all other issues concerning the determination of a pipeline’s ROE as they arise in future proceedings.

Our next general rate case must be filed no later than August 30, 2024.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2020, we have accrued approximately $2.5 million for the expense portion of these estimated costs, $1.3 million recorded in Accrued liabilities and $1.2 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2019, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $1.2 million recorded in Accrued liabilities and $1.3 million recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1 billion are subject to the $500 million borrowing sublimit applicable to us and Northwest. At June 30, 2020, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4 billion of unsecured commercial paper notes. At June 30, 2020, Williams had no outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
At June 30, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $255.7 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $2.2 million.
Atlantic Sunrise Project
During the first six months of 2020, we received an additional $5.1 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At June 30, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $834.4 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $18.9 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2020 is associated with the previously described other financing obligations.
Issuance of Long-Term Debt
On May 8, 2020, we issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050 to investors in a private debt placement. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
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
Investments within the ARO Trust at fair value were as follows (in millions):

	June 30, 2020		December 31, 2019
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$21.4	$21.4	$15.8	$15.8
U.S. Equity Funds	59.5	86.6	55.3	83.3
International Equity Funds	34.2	35.7	31.8	35.4
Municipal Bond Funds	68.9	70.8	64.7	66.1
Total	$184.0	$214.5	$167.6	$200.6

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2020:
Measured on a recurring basis:
ARO Trust investments	$214.5	$214.5	$214.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,247.1)	(6,704.0)	—	(6,704.0)	—

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$200.6	$200.6	$200.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,065.0)	(5,251.4)	—	(5,251.4)	—

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
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams' cash management program, and we receive advances from and make advances to Williams. At June 30, 2020, our advances to Williams totaled approximately $905.8 million. These advances are classified as Receivables - Advances from affiliate in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. These advances are classified as Payable - Advances from affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At June 30, 2020, the interest rate was 0.05 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.6 million and $5.2 million for the three and six months ended June 30, 2020, respectively, and $2.3 million and $5.6 million for the three and six months ended June 30, 2019, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are cost of gas purchased from affiliates of $0.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $2.2 million for the three and six months ended June 30, 2019, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $91.6 million and $178.5 million in the three and six months ended June 30, 2020, respectively, and $112.4 million and $204.6 million in the three and six months ended June 30, 2019, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.2 million and $2.2 million for the three and six months ended June 30, 2020, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively.
We made equity distributions totaling $535 million and $346 million during the six months June 30, 2020 and 2019, respectively. During July 2020, we made an additional distribution of $250 million. During July 2020, our parent contributed to us $65 million to fund a portion of our expenditures for additions to property, plant, and equipment.

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
Critical Accounting Estimates
Property, Plant, and Equipment and Other Identifiable Intangible Assets
As of June 30, 2020, Property, plant, and equipment in our Condensed Consolidated Balance Sheet includes approximately $217 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.

The customer precedent agreements remain in effect and the project's Federal Energy Regulatory Commission (FERC) certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the six months ended June 30, 2020 was $665.7 million compared to $564.3 million for the six months ended June 30, 2019. The increase in Operating Income of $101.4 million (18.0 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2020 compared to the same period in 2019, and a favorable change in Operating Costs and Expenses, as discussed below. Net Income for the six months ended June 30, 2020 was $533.9 million compared to $441.6 million for the six months ended June 30, 2019. The increase in Net Income of $92.3 million (20.9 percent) was mostly attributable to the increase in Operating Income, as discussed below.
Operating Revenues
Natural gas sales decreased $6.5 million (14.0 percent) for the six months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily due to $6.5 million of lower cash out sales. Cash out sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or net income.
Natural gas transportation for the six months ended June 30, 2020 increased $58.0 million (5.5 percent) over the same period in 2019. The increase was primarily attributable to:

•	$22.5 million primarily related to implementation of new rates;

•	$12.8 million from our Rivervale South to Market project placed in service in September 2019;

•	$8.2 million due to our Gateway project placed in service in December 2019;

•	$4.0 million from our Hillabee 2 project placed in service in May 2020;

•
$3.3 million higher electric power costs. Electric power costs are recovered from our customers through transportation rates resulting in no net impact on our operating income or results of operations;

•	$3.3 million from our St. James project placed in service in April 2019; and

•	$2.2 million from revenues related to short-term firm transportation.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating costs and expenses decreased approximately $38.8 million (6.7 percent) for the six months ended June 30, 2020 to the comparable period in 2019. This decrease was primarily attributable to:

•
$25.3 million (14.0 percent) favorable change in Operation and maintenance costs primarily resulting from $13.8 million decrease in employee labor and related benefits ($5.6 million of which was severance in 2019), $9.4 million decrease due to the absence of costs transferred from capital in 2019, $7.3 million due to decrease in contracted services mainly related to general maintenance and other testing on our pipeline, partly offset by a $5.4 million unfavorable change in capitalized labor;

•
$21.0 million (81.6 percent) favorable change in Other expense, net primarily due to an $8.8 million additional deferral of ARO related depreciation, $6.6 million favorable change related to the absence of costs transferred from capital in 2019, $6.3 million favorable change in the amortization of a regulatory asset, and $2.2 million favorable change due to amortization of a regulatory liability related to pension, partly offset by $2.9 million unfavorable change in project costs;

•
$12.6 million (11.9 percent) favorable change in Administrative and general costs primarily due to $10.4 million favorable change in labor and benefits ($8.0 million related to severance in 2019), and $2.7 million lower insurance expense; and

•	$8.4 million (119.8 percent) favorable change in Regulatory credit resulting from Tax Reform primarily related to general rate case Docket No. RP18-1126.

•
Partially offset by $19.7 million (9.5 percent) increase in Depreciation and amortization costs primarily resulting from $9.4 million increase in asset depreciation, and an $8.8 million increase in ARO asset depreciation;

•	$5.5 million (14.1 percent) increase in Taxes - other than income taxes related to an increase in property taxes in 2020; and

•
$3.4 million (14.2 percent) increase in Cost of natural gas transportation primarily due to $3.3 million higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net income impact on our operating income or results of operations.

Other (Income) and Other Expenses
Other (income) and other expenses for the six months ended June 30, 2020 had an unfavorable change of $9.1 million (7.4 percent) over the same period in 2019. This is mostly due to an unfavorable change of $9.8 million in interest expense primarily due to interest incurred on new debt issued May 2020 and the Docket No. RP18-1126 rate reserve liability.
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

•
We believe we have the ability to access the debt market if necessary, as evidenced by the successful completion of our debt offerings during second-quarter 2020, and continue to have significant levels of unused capacity on our revolving credit facility with no significant debt maturities in the near future.

•
We have implemented remote working arrangements where possible and restricted business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.

•	Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

Pipeline Expansion Projects
Hillabee
The Hillabee Expansion Project involves an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to an interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to

Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017, and it increased capacity by 818 Mdth/d. We placed Phase II into service on May 1, 2020. Together, the first two phases of the project increased capacity by 1,025 Mdth/d.
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. The project, which would increase capacity by 400 Mdth/d, was planned to be placed into service in the fall of 2021. See further discussion in Critical Accounting Estimates.
Southeastern Trail

The Southeastern Trail Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion's Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We plan to place up to 230 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project capacity into service in the first quarter of 2021. In total, the project is expected to increase capacity by 296 Mdth/d.
Leidy South

The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco's Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We plan to place the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In June 2020, the FERC approved our request to use the FERC's pre-filing review process for the project. We anticipate filing our certificate application for the project with the FERC in the fourth quarter of 2020.We plan to place the project into service as early as the fourth quarter of 2023, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity up to 760 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the disclosure Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

4.1
Indenture, dated as of May 8, 2020, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 8, 2020 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.1
Registration Rights Agreement, dated May 8, 2020, among Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on May 8, 2020 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07854) and incorporated herein by reference).

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 3, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)