Form 10-Q
period 2020-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2020-11-02
CIK 99250

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•Our and our affiliates’ future credit ratings;

•Amounts and nature of future capital expenditures;

•Expansion and growth of our business and operations;

•Expected in-service dates for capital projects;

•Financial condition and liquidity;

•Business strategy;

•Cash flow from operations or results of operations;

•Rate case filings;

•Natural gas prices, supply, and demand;

•Demand for our services; and

•The impact of the novel coronavirus (COVID-19) pandemic.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•The impact of operational and developmental hazards and unforeseen interruptions;

•Development and rate of adoption of alternative energy sources;

•The strength and financial resources of our competitors and the effects of competition;

•Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction- related inputs, including skilled labor;

•The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•The physical and financial risks associated with climate change;

•Our exposure to the credit risk of our customers and counterparties;

•Our ability to successfully expand our facilities and operations;

•Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•The risks resulting from outbreaks or other public health crises, including COVID-19;

•Changes in the current geopolitical situation;

•Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•Acts of terrorism, cybersecurity incidents, and related disruptions; and

•Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Natural gas sales	$21,393	$41,547	$61,373	$88,062
Natural gas transportation	557,947	566,240	1,676,243	1,626,552
Natural gas storage	42,208	35,194	119,637	109,751
Other	4,407	2,735	11,761	8,255
Total operating revenues	625,955	645,716	1,869,014	1,832,620

Operating Costs and Expenses:
Cost of natural gas sales	21,393	41,547	61,373	88,062
Cost of natural gas transportation	15,175	15,395	42,100	38,970
Operation and maintenance	80,623	92,706	236,868	274,289
Administrative and general	46,793	49,997	139,728	155,506
Depreciation and amortization	115,821	112,296	343,291	320,103
Taxes — other than income taxes	20,441	19,316	64,872	58,253
Regulatory credit resulting from Tax Reform	(7,688)	(12,247)	(23,064)	(19,244)
Other (income) expense, net	3,821	(6,263)	8,563	19,451
Total operating costs and expenses	296,379	312,747	873,731	935,390

Operating Income	329,576	332,969	995,283	897,230

Other (Income) and Other Expenses:
Interest expense	80,545	71,980	232,403	214,059
Allowance for equity and borrowed funds used during construction (AFUDC)	2,729	(12,640)	(17,518)	(28,857)
Equity in earnings of unconsolidated affiliates	—	(847)	—	(2,441)
Miscellaneous other (income) expenses, net	588	194	737	(1,414)
Total other (income) and other expenses	83,862	58,687	215,622	181,347

Net Income	245,714	274,282	779,661	715,883

Other comprehensive loss:
Equity interest in unrealized loss on interest rate hedges (includes $(24) for the three months ended September 30, 2019 and $(153) for the nine months ended September 30, 2019, respectively, of accumulated other comprehensive loss reclassification for equity interest in realized gains on interest rate hedges)	—	(93)	—	(692)

Comprehensive Income	$245,714	$274,189	$779,661	$715,191

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	965	669
Advances to affiliate	581,665	—
Trade and other	213,298	253,266
Transportation and exchange gas receivables	4,676	6,360
Inventories	71,057	64,992
Regulatory assets	62,407	69,440
Other	14,506	11,240
Total current assets	948,574	405,967

Property, Plant and Equipment:
Natural gas transmission plant	17,201,803	16,764,904
Less-Accumulated depreciation and amortization	4,730,876	4,438,077
Total property, plant and equipment, net	12,470,927	12,326,827

Other Assets:
Regulatory assets	294,481	290,923
Right-of-use assets	80,526	84,979
Other	227,642	210,017
Total other assets	602,649	585,919

Total assets	$14,022,150	$13,318,713

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$40,215	$47,740
Advances from affiliate	—	252,549
Trade and other	128,000	183,968
Transportation and exchange gas payables	1,883	3,961
Reserve for rate refunds	—	188,842
Regulatory liabilities	57,423	57,359
Accrued liabilities	217,222	199,128
Long-term debt due within one year	21,604	20,180
Total current liabilities	466,347	953,727

Long-Term Debt	5,221,827	4,044,790

Other Long-Term Liabilities:
Asset retirement obligations	393,664	426,505
Regulatory liabilities	947,424	966,961
Deferred revenue	207,673	215,598
Lease liability	80,085	84,528
Other	39,686	20,821
Total other long-term liabilities	1,668,532	1,714,413

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,493,499	4,428,499
Retained earnings	2,171,945	2,177,284
Total member’s equity	6,665,444	6,605,783

Total liabilities and member’s equity	$14,022,150	$13,318,713

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Member’s Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	65,000	—
Balance at end of period	4,493,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,176,231	2,195,168
Net income	245,714	274,282
Cash distributions to parent	(250,000)	(213,000)
Balance at end of period	2,171,945	2,256,450
Accumulated Other Comprehensive Loss:
Balance at beginning of period	—	(65)
Equity interest in unrealized loss in interest rate hedge	—	(93)
Balance at end of period	—	(158)

Total Member’s Equity	$6,665,444	$6,684,791

	Nine Months Ended September 30,
	2020	2019
Member’s Capital:
Balance at beginning of period	$4,428,499	$4,428,499
Cash contributions from parent	65,000	—
Balance at end of period	4,493,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,177,284	2,099,567
Net income	779,661	715,883
Cash distributions to parent	(785,000)	(559,000)
Balance at end of period	2,171,945	2,256,450
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	—	534
Equity interest in unrealized loss in interest rate hedge	—	(692)
Balance at end of period	—	(158)

Total Member’s Equity	$6,665,444	$6,684,791

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$779,661	$715,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	343,291	320,103
Allowance for equity funds used during construction (equity AFUDC)	(10,855)	(22,926)
Regulatory credit resulting from Tax Reform	(23,064)	(19,244)
Equity in earnings of unconsolidated affiliates	—	(2,441)
Distributions from unconsolidated affiliates	—	3,744
Changes in operating assets and liabilities:
Receivables — affiliates	(296)	(25)
— trade and other	39,968	(26,239)
Transportation and exchange gas receivable	1,684	259
Inventories	(6,065)	6,584
Payables — affiliates	(7,525)	3,781
— trade	(18,288)	(21,844)
Accrued liabilities	24,460	(18,575)
Reserve for rate refunds	(188,842)	130,752
Asset retirement obligations	(12,105)	7,615
Deferred revenue	(7,925)	(7,922)
Other, net	(6,322)	15,264
Net cash provided by operating activities	907,777	1,084,769

Cash flows from financing activities:
Proceeds from long-term debt	1,195,629	—
Proceeds from other financing obligations	7,248	35,709
Payments on other financing obligations	(14,848)	(12,581)
Payments for debt issuance costs	(11,209)	—
Cash distributions to parent	(785,000)	(559,000)
Cash contributions from parent	65,000	—
Advances from affiliate, net	(252,549)	169,908
Net cash provided by (used in) financing activities	204,271	(365,964)

Cash flows from investing activities:
Capital expenditures*	(504,987)	(702,634)
Contributions and advances for construction costs	20,850	22,690
Disposal of property, plant and equipment, net	(33,553)	(37,014)
Advances to affiliate, net	(581,665)	33,034
Contribution to unconsolidated affiliate	—	(12,250)
Purchase of ARO Trust investments	(46,075)	(52,272)
Proceeds from sale of ARO Trust investments	33,382	29,641
Net cash used in investing activities	(1,112,048)	(718,805)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(456,158)	$(686,270)
Changes in related accounts payable and accrued liabilities	(48,829)	(16,364)
Capital expenditures	$(504,987)	$(702,634)
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
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The condensed consolidated unaudited financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. Effective December 31, 2019, we distributed to our parent four wholly owned subsidiaries, two of which had equity method investments. The equity method investments prior to December 31, 2019 consisted of Cardinal Pipeline Company, LLC (Cardinal) with an ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with an ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $3.7 million in the nine months ended September 30, 2019. We made a $12.3 million contribution to Pine Needle in the nine months ended September 30, 2019.
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
Revenue Subject to Refund
Federal Energy Regulatory Commission (FERC) regulations promulgate policies and procedures that govern a process to establish the rates that we are permitted to charge customers for natural gas sales and services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related taxes, and (3) contract and volume throughput assumptions.
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
As of September 30, 2020, Property, plant, and equipment in our Condensed Consolidated Balance Sheet includes approximately $215 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.

The customer precedent agreements remain in effect and the project’s FERC certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.
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
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at September 30, 2020.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Balance at beginning of period	$220,882	$231,451	$226,164	$236,730
Payments received and deferred	—	—	—	—
Recognized in revenue	(2,643)	(2,644)	(7,925)	(7,923)
Balance at end of period	$218,239	$228,807	$218,239	$228,807

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of September 30, 2020, do not consider potential future performance obligations, for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020 (remainder)	$2,643	$558,969
2021	10,566	2,152,826
2022	10,566	2,019,417
2023	10,566	1,775,468
2024	10,568	1,344,581
Thereafter	173,330	11,879,187
Total	$218,239	$19,730,448
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Condensed Consolidated Balance Sheet.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Rate Matters

General rate case (Docket No. RP18-1126). On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective

October 1, 2018. On December 31, 2019, we filed a stipulation and agreement with the FERC to resolve all issues in this proceeding without the need for a hearing. On March 24, 2020, the FERC approved the settlement, which became effective on June 1, 2020. Refunds of $284.3 million were issued on July 1, 2020.

Notice of Inquiry (Docket No. PL19-4-000). On May 21, 2020, the FERC issued a “Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines” (Policy Statement) in Docket No. PL19-4-000 adopting changes to its policies concerning the calculation of a public utility return on equity (ROE). In this Policy Statement, the FERC revised its ROE policy for natural gas pipelines and oil pipelines to provide that the FERC will determine a pipeline’s ROE by averaging the results of the Discounted Cash Flow model and the Capital Asset Pricing Model, with each weighted equally. The FERC declined to adopt any additional policy changes at this time and will address all other issues concerning the determination of a pipeline’s ROE as they arise in future proceedings.

Our next general rate case must be filed no later than August 30, 2024.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2020, we have accrued approximately $2.5 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $1.8 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2019, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $1.2 million of which is recorded in Accrued liabilities and $1.3 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Consolidated Balance Sheet.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1 billion are subject to the $500 million borrowing sublimit applicable to us and Northwest. At September 30, 2020, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4 billion of unsecured commercial paper notes. At September 30, 2020, Williams had $40 million of outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
At September 30, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $255.1 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $2.2 million.
Atlantic Sunrise Project
During the first nine months of 2020, we received an additional $7.2 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Consolidated Balance Sheet. At September 30, 2020, the amount included in Long-Term Debt on our Condensed Consolidated Balance Sheet for this financing obligation is $831.6 million, and the amount included in Long-term debt due within one year on our Condensed Consolidated Balance Sheet for this financing obligation is $19.4 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2020 is associated with the previously described other financing obligations.
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
Effective March 1, 2019, the annual ARO funding obligation based on the Docket No. RP18-1126 rate case filing was approximately $35.9 million. Pursuant to the approved stipulation and agreement in Docket No. RP18-1126, the new funding obligation (1) effective March 1, 2019 is approximately $23.8 million, and (2) effective March 1, 2020 is approximately $16.0 million.
Investments within the ARO Trust at fair value were as follows (in millions):

	September 30, 2020		December 31, 2019
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$17.1	$17.1	$15.8	$15.8
U.S. Equity Funds	59.5	94.2	55.3	83.3
International Equity Funds	34.2	37.7	31.8	35.4
Municipal Bond Funds	68.9	71.3	64.7	66.1
Total	$179.7	$220.3	$167.6	$200.6

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2020:
Measured on a recurring basis:
ARO Trust investments	$220.3	$220.3	$220.3	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,243.4)	(6,689.2)	—	(6,689.2)	—

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$200.6	$200.6	$200.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,065.0)	(5,251.4)	—	(5,251.4)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other in the Condensed Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 for more information regarding the ARO Trust.
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
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we receive advances from and make advances to Williams. At September 30, 2020, our advances to Williams totaled approximately $581.7 million. These advances are classified as Receivables - Advances to affiliate in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. These advances are classified as Payable - Advances from affiliate in the accompanying Condensed Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month. At September 30, 2020, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Condensed Consolidated Statement of Comprehensive Income are revenues received from affiliates of $2.8 million and $8.0 million for the three and nine months ended September 30, 2020, respectively, and $2.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in Cost of natural gas sales in the accompanying Condensed Consolidated Statement of Comprehensive Income are costs of gas purchased from affiliates of $0.8 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $91.0 million and $269.5 million for the three and nine months ended September 30, 2020, respectively, and $110.7 million and $315.4 million for the three and nine months ended September 30, 2019, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Consolidated Statement of Comprehensive Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.6 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2019, respectively.
We made equity distributions totaling $785 million and $559 million during the nine months ended September 30, 2020 and 2019, respectively. During October 2020, we made an additional distribution of $235 million. Our parent made contributions to us totaling $65 million during the nine months ended September 30, 2020 to fund a portion of our expenditures for additions to property, plant, and equipment. During October 2020, our parent made an additional $50 million contribution to us.

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
Critical Accounting Estimates
Property, Plant, and Equipment and Other Identifiable Intangible Assets
As of September 30, 2020, Property, plant, and equipment in our Condensed Consolidated Balance Sheet includes approximately $215 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.

The customer precedent agreements remain in effect and the project’s Federal Energy Regulatory Commission (FERC) certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the nine months ended September 30, 2020 was $995.3 million compared to $897.2 million for the same period in 2019. The increase in Operating Income of $98.1 million (10.9 percent) was primarily due to higher Natural gas transportation revenues in the first nine months of 2020 compared to the same period in 2019, and a favorable change in Operating Costs and Expenses, as discussed below. Net Income for the nine months ended September 30, 2020 was $779.7 million compared to $715.9 million for the same period in 2019. The increase in Net Income of $63.8 million (8.9 percent) was mostly attributable to the increase in Operating Income, as discussed below.
Operating Revenues
Natural gas sales decreased $26.7 million (30.3 percent) for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily due to $26.6 million of lower cash out sales. Cash out sales are offset in our cost of natural gas sold and therefore have no impact on our operating income or net income.
Natural gas transportation for the nine months ended September 30, 2020 increased $49.7 million (3.1 percent) over the same period in 2019. The increase was primarily attributable to:
•$16.0 million from our Rivervale South to Market project placed in service in September 2019;
•$12.3 million from our Gateway project placed in service in December 2019;
•$10.1 million from our Hillabee 2 project placed in service in May 2020;
•$5.6 million due to one more billable day in 2020;
•$5.1 million from revenues related to short-term firm transportation;
•$1.7 million from our St. James project placed in service in April 2019; and
•$1.2 million higher electric power costs. Electric power costs are recovered from our customers through transportation rates resulting in no net impact on our operating income or results of operations.
•Partially offset by $2.6 million lower commodity revenue.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating costs and expenses decreased $34.9 million (4.1 percent) for the nine months ended September 30, 2020 compared to the same period in 2019. This decrease was primarily attributable to:

•$37.4 million (13.6 percent) favorable change in Operation and maintenance costs primarily resulting from $31.3 million decrease in direct employee labor and related benefits due to the voluntary separation program and restructuring initiated by Williams in 2019, $6.7 million decrease due to the absence of costs transferred from capital in 2019, and $6.5 million decrease in contracted services mainly related to general maintenance and other testing on our pipeline, partly offset by a $8.6 million unfavorable change in capitalized labor;
•$15.8 million (10.1 percent) favorable change in Administrative and general costs primarily due to $9.5 million favorable change in direct employee labor and related benefits due to the voluntary separation program and restructuring initiated by Williams in 2019, $4.8 million favorable change in corporate allocations, and $1.5 million lower insurance expense;
•$10.9 million (56.0 percent) favorable change in Other expense, net primarily due to $11.7 million additional deferral of ARO related depreciation and $7.5 million favorable change related to the absence of costs transferred from capital in 2019, partially offset by $3.9 million unfavorable change in the amortization of certain regulatory liabilities, and $3.3 million unfavorable change in project costs; and
•$3.8 million (19.9 percent) favorable change in Regulatory credit resulting from Tax Reform primarily related to general rate case Docket No. RP18-1126.
•Partially offset by $23.2 million (7.2 percent) increase in Depreciation and amortization costs primarily resulting from $11.7 million increase in ARO asset depreciation and $10.5 million increase in asset depreciation;
•$6.6 million (11.4 percent) increase in Taxes - other than income taxes related to an increase in property taxes in 2020; and
•$3.1 million (8.0 percent) increase in Cost of natural gas transportation primarily due to $1.2 million higher electric power costs and $1.1 million due to a fuel cost adjustment. Electric power costs are recovered from customers through transportation rates resulting in no net income impact on our operating income or results of operations.

Other (Income) and Other Expenses
    Other (income) and other expenses for the nine months ended September 30, 2020 had an unfavorable change of $34.3 million (18.9 percent) compared to the same period in 2019. This is mostly due to an unfavorable change of $18.3 million in interest expense primarily due to interest incurred on new debt issued May 2020 and the Docket No. RP18-1126 rate reserve liability, and an unfavorable change of $11.3 million in Allowance for equity and borrowed funds used during construction (AFUDC).
Recent Developments
COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and are taking steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:
•Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.
•We believe we have the ability to access the debt market if necessary, as evidenced by the successful completion of our debt offerings during second-quarter 2020, and continue to have significant levels of unused capacity on our revolving credit facility with no significant debt maturities in the near future.
•We continue to monitor and adapt our remote working arrangements and limit business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.
•Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

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
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. The project would increase capacity by 400 Mdth/d. See further discussion in Critical Accounting Estimates.
Southeastern Trail
The Southeastern Trail Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We plan to place up to 230 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project capacity into service in the first quarter of 2021. In total, the project is expected to increase capacity by 296 Mdth/d.
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We plan to place up to 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In June 2020, the FERC approved our request to use the FERC’s pre-filing review process for the project. We anticipate filing our certificate application for the project with the FERC in the fourth quarter of 2020.We plan to place the project into service as early as the fourth quarter of 2023, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity up to 760 Mdth/d.

ITEM 4.	Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Disclosure Controls)) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
Environmental
On September 2, 2020, we entered into a Consent Assessment of Civil Penalty with the Commonwealth of Pennsylvania, Department of Environmental Protection resolving permit violations observed by the Department and County Conservation Districts during the construction of our Atlantic Sunrise Project. The violations were largely attributable to the severe rain events we experienced during construction of the project. Pursuant to the Consent Assessment, we paid $736,294 as a civil penalty and contributed $100,000 to fund a community environmental project.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	November 2, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)