Form 10-K
period 2020-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2021-02-24
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
DOCUMENTS INCORPORATED BY REFERENCE
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
At December 31, 2020, our natural gas pipeline, which extends from Texas to New York, had a system-wide delivery capacity totaling approximately 17.9 MMdth of gas per day. During 2020, we completed one fully-contracted expansion and began partial early service on two additional fully-contracted expansions, which added more than 0.5 MMdth of firm transportation capacity per day to our pipeline. The system is comprised of approximately 9,800 miles of mainline and branch transmission pipelines, 57 compressor stations, four underground storage fields and one liquefied natural gas (LNG) storage facility. Compression facilities at sea level rated capacity total approximately 2.3 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system and/or market areas, and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 194 MMdth of gas. At December 31, 2020, our customers had stored in our facilities approximately 148 MMdth of gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our three largest customers in 2020 were Dominion Energy, Inc., Duke Energy Corporation and The Southern Company, Inc., which accounted for approximately 10.0 percent, 9.4 percent and 8.7 percent, respectively, of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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

PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2020 or are significant future pipeline projects for which we have customer commitments. In 2021, we expect to invest capital of approximately $295 million in pipeline projects.
Hillabee
The Hillabee Expansion Project involved an expansion of our existing natural gas transmission system from our Station 85 Pooling Point in Choctaw County, Alabama to an interconnection with the Sabal Trail pipeline in Tallapoosa County, Alabama. The project was constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017, and it increased capacity by 818 Mdth/d. We placed Phase II into service on May 1, 2020. Together, the first two phases of the project increased capacity by 1,025 Mdth/d.
Northeast Supply Enhancement
The Northeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now require impairment. See further discussion in Critical Accounting Estimates.
Southeastern Trail
The Southeastern Trail Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We placed 150 Mdth/d of capacity under the project into service in November 2020 and an additional 80 Mdth/d in December 2020. The project achieved full in-service on January 1, 2021. In total, the project increased capacity by 296 Mdth/d.
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In June 2020, the FERC approved our request to use the FERC’s pre-filing review process for the project. We anticipate filing our certificate application for the project with the FERC in the first quarter of 2021.We plan to place the project into service as early as the fourth quarter of 2023, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity up to 760 Mdth/d.

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
Environmental Matters.
Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:
•Leakage from gathering systems, underground gas storage caverns, pipelines, transportation facilities and storage tanks;
•Damage to facilities resulting from accidents during normal operations;
•Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters; and

•Blowouts, cratering and explosions.
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
For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations,” and “Environmental Matters” in Note 4. Contingent Liabilities and Commitments of our Notes to Consolidated Financial Statements.
Safety and Maintenance.
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 which regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. However, PHMSA has since decided to split this proposed rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, and imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. In accordance with the final rule, we have developed new procedures and updated our existing Pipeline Safety Program to facilitate meeting all requirements within the time frames stated. The remaining rulemakings comprising the Mega Rule are expected to be issued in 2021 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements.
We are also expecting additional regulations due to new pipeline safety legislation finalized in December 2020 that reauthorized PHMSA pipeline safety programs. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas pipelines, and updated operation and maintenance standards requirements applicable to large-scale liquefied natural gas facilities.

New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2021 associated with this program will be approximately $73 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
                    EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
                TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. (See Note 1. Summary of Significant Accounting Policies and Note 9. Transactions with Major Customers and Affiliates of Notes to Consolidated Financial Statements.)
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

•Demand for our services; and

•The impact of the coronavirus (COVID-19) pandemic.
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

•Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance practices;

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

•Changes in U.S. governmental administration and policies;

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

•Damages to pipelines and pipeline blockages or other pipeline interruptions;

•Uncontrolled releases of natural gas;

•Operator error;

•Damage caused by third party activity, such as operation of construction equipment;

•Pollution and other environmental risks; and

•Fires, blowouts, cratering, and explosions.
Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage, and substantial losses to us. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could cause considerable harm and have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
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
We may not be able to extend or replace expiring natural gas transportation and storage contracts at favorable rates, on a long-term basis, or at all.
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:
•The level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy;

•Pricing, demand, availability, and margins for natural gas in our markets;

•Whether the market will continue to support long-term firm contracts;

•The effects of regulation on us, our customers, and our contracting practices; and

•The ability to understand our customers’ expectations, efficiently and reliably deliver high quality services, and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.
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
We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, Williams and its other affiliates may not be limited in their ability to compete with us. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve, which, if the proposed projects proceed, could increase the competitive pressure upon us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils, and other alternative energy sources. We may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in our long-term transportation and storage contracts or throughput on our system. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas, resulting in reduced contracts or throughput on our system. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our costs of testing, maintaining, or repairing our facilities may exceed our expectations, and the FERC may not allow, or competition in our markets may prevent, our recovery of such costs in the rates we charge for our services.
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system or storage facilities. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering, such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
Public and regulatory scrutiny of the energy industry has resulted in the proposal and/or implementation of increased regulations. Such scrutiny has also resulted in various inquiries, investigations, and court proceedings, including litigation of energy industry matters. Both the customers on our system and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters, including environmental matters, suits, regulatory appeals, and similar matters, might result in adverse decisions against us which, among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers, or our business activities. The change in the U.S. governmental administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase, and our results of operations could be adversely affected.
Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’

increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in Williams’ 2018 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change, and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.
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
Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.
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
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations.

Our operations are subject to extensive federal, state, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, and delays or denials in granting permits.
Joint and several strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline system passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change regulations and the costs that may be associated with such regulations and with the regulation of emissions of GHGs have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. Future legislation and/or regulation designed to reduce GHG emissions could make some of our activities uneconomic to maintain or operate. We continue to monitor legislative and regulatory developments in this area and otherwise take efforts to limit and reduce GHG emissions from our facilities. Although the regulation of GHG emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2020, our largest customer was Dominion Energy, Inc., which accounted for approximately 10.0 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make pre-payments or provide security to satisfy credit concerns, or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with such customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection, or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If third-party pipelines and other facilities interconnected to our pipeline and facilities become unavailable to transport natural gas, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities for the benefit of our customers. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities, or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas to end use markets, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We do not own all of the land on which our pipeline and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipeline and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of any of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups, and other advocates. In some instances, we encounter opposition that disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
We may not be able to grow or effectively manage our growth.
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
•Changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings, and cash flow relating to potential investment targets, resulting in outcomes that are materially different than anticipated;

•We could be required to contribute additional capital to support acquired businesses or assets and we may assume liabilities that were not disclosed to us that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;

•Acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations, and make it difficult to maintain our current business standards, controls, and procedures; and

•Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
If realized, any of these risks could have an adverse impact on our financial condition, results of operations, including the possible impairment of our assets, or cash flows.
Risks Related to Strategy and Financing

A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.
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
Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends, and distributions paid to it by its subsidiaries. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams credit rating could result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2020 was $5.24 billion.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to guarantee certain indebtedness, to make certain distributions during the continuation of an event of default, and to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to Williams and its subsidiaries, including us.
Our debt service obligations and the covenants described above could have important consequences. For example, they could, among other things:
•Make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•Impair our ability to obtain additional financing in the future for working capital, capital expenditures, general limited liability company purposes, or other purposes;

•Diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, general limited liability company purposes, or other purposes; and

•Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by limiting our ability to expand or pursue our business activities and by preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our ability to comply with our debt covenants, to repay, extend, or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations, or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2020, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
Williams can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.
Because we are an indirect wholly-owned subsidiary of Williams, Williams exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:
•Payment of distributions and repayment of advances;

•Decisions on financings and our capital raising activities;

•Mergers or other business combinations; and

•Acquisition or disposition of assets.
Williams could decide to increase distributions or advances to our member consistent with existing debt covenants. This could adversely affect our liquidity.
Risks Related to Regulations That Affect Our Industry

Our natural gas transportation and storage operations are subject to regulation by the FERC, which could have an adverse impact on our ability to establish transportation and storage rates that would allow us to recover the full cost of operating our pipeline and storage assets, including a reasonable rate of return.
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:
•Transportation of natural gas in interstate commerce;

•Rates, operating terms, types of services and conditions of service;

•Certification and construction of new interstate pipeline and storage facilities;

•Acquisition, extension, disposition, or abandonment of existing interstate pipeline and storage facilities;

•Accounts and records;

•Depreciation and amortization policies;

•Relationships with affiliated companies that are involved in marketing functions of the natural gas business; and

•Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
Regulatory or administrative actions in these areas, including successful complaints or protests against our rates, can affect our business in many ways, including by decreasing existing tariff rates or setting future tariff rates to levels such that revenues are inadequate to recover increases in operating costs or to sustain an adequate return on capital investments, decreasing volumes in our pipelines, increasing our costs, and otherwise altering the profitability of our business.
Unlike other interstate pipelines that own facilities in the offshore Gulf of Mexico, we charge our transportation customers a separate fee to access our offshore facilities. The separate charge is referred to as an “IT feeder” charge. The “IT feeder” rate is charged only when gas is actually transported on the applicable facilities and typically it is paid by producers or marketers. Because the “IT feeder” rate is typically paid by producers and marketers, it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. This rate design disparity can result in producers bypassing our offshore facilities in favor of alternative transportation facilities.
Risks Related to Employees and Outsourcing of Support Activities
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these arrangements could be disrupted. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.

As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs for defined benefit pension plans and other postretirement benefit plans. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates, and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.
Risks Related to Weather, Other Natural Phenomena and Business Disruption

We face risks related to the COVID-19 pandemic and other health epidemics.

The global outbreak of COVID-19 is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. To date, COVID-19 has not had a material impact on our business. However, we cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 could pose a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.

Our assets and operations, as well as our customers’ assets and operations, can be affected by weather and other natural phenomena.
Our assets and operations, especially those located offshore, and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes, and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
General Risk Factors
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
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor, may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.
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

Item 3. Legal Proceedings
Environmental
While it is not possible for us to predict the final outcome of any pending legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment, we do not anticipate a material effect on our consolidated financial position if we were to receive an unfavorable outcome in any one or more of such proceedings. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.
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
Distributions totaling $1,020 million were declared and paid by us to our parent during the year ended December 31, 2020. Distributions totaling $824 million were declared and paid by us to our parent during the year ended December 31, 2019.
In the year ended December 31, 2020, our parent made contributions totaling $115 million to us. During February 2021, our parent made an additional $60 million contribution to us.
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
Property, Plant, and Equipment
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
We evaluated $212 million of capitalized project development costs for the Northeast Supply Enhancement project for impairment as of December 31, 2020. As previously discussed, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now require impairment. The estimated fair value of the materials within capitalized project costs was determined to be $42 million and considered other internal uses and estimated salvage values. The remaining capitalized costs were determined to have no fair value. As a result, we recognized an impairment charge of $170 million during the fourth quarter of 2020. Our assumption regarding the probability of completing the project is subjective and required management to exercise significant judgment. The use of an alternate judgment could have resulted in a different conclusion regarding the need to evaluate the project for impairment.
Regulatory Accounting
We are regulated by the FERC. Accounting Standards Codification (ASC) Topic 980, Regulated Operations, (Topic 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $344.7 million at December 31, 2020. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $1,003.9 million at December 31, 2020. A summary of regulatory assets and liabilities is included in Note 11. Regulatory Assets and Liabilities of Notes to Consolidated Financial Statements.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2020 and 2019. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
We have cash out sales, which settle gas imbalances with shippers. In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems, which may deliver different quantities of gas on our behalf than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables. Our tariff includes a method whereby the majority of transportation imbalances are settled on a monthly basis through cash out sales or purchases. The cash out sales have no impact on our operating income.
2020 COMPARED TO 2019
Operating Income and Net Income
Operating Income for 2020 was $1,170.2 million compared to $1,205.0 million for 2019. The decrease in Operating Income of $34.8 million (2.9 percent) was due to an increase in Operating Costs and Expenses, in 2020 compared to 2019, as discussed below. Net Income for 2020 was $880.0 million compared to $963.3 million for 2019. The decrease in Net Income of $83.3 million (8.6 percent) was mostly attributable to an increase in Operating Costs and Expenses, partially offset by an increase in Operating Revenues, as discussed below.
Operating Revenues
Natural gas sales decreased $25.5 million (24.1 percent) to $80.4 million for 2020 when compared to 2019. The decrease was due to lower cash-out sales.

Natural gas transportation for 2020 was $2,241.8 million compared to $2,188.1 million for 2019. The $53.7 million (2.5 percent) increase was primarily attributable to:
•$16.5 million from our Gateway project placed into service in December 2019;
•$16.1 million from our Hillabee Phase 2 project placed in service in May 2020;
•$16.0 million from our Rivervale South project placed in service in September 2019;
•$3.9 million from our Southeastern Trail project placed in service in November 2020;
•$2.0 million from our Leidy South project partially placed in service in November 2020; and
•$2.8 million from a combination of higher electric power costs, St. James project placed into service April 2019, and seasonal services.
•Partially offset by $3.6 million lower commodity revenue.
Natural gas storage increased $14.3 million (9.7 percent) for 2020 compared to 2019. The increase was primarily due to higher revenues from storage services and higher commodity and demand storage revenue.
Other for 2020 increased $9.1 million (82.2 percent) compared to 2019 primarily due to $9.2 million higher park and loan activity.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating expenses increased approximately $111.9 million (9.8 percent) from the comparable period in 2019. This increase was primarily attributable to:
•$170.1 million (100.0 percent) related to an impairment of assets for the Northeast Supply Enhancement project;
•$30.3 million (7.0 percent) increase in Depreciation and amortization costs due to $15.3 million increase in ARO asset depreciation and $13.5 million increase resulting from additional assets placed in service;
•$7.1 million (9.2 percent) increase in Taxes - other than income taxes primarily due to additional assets placed in service; and
•$3.4 million (6.7 percent) increase in Cost of natural gas transportation costs primarily resulting from $1.2 million higher electric power costs, $1.1 million fuel cost adjustment related to the Docket No. RP18-1126 rate case settlement, and higher fuel expense of $0.8 million. Electric power costs are recovered from customers through transportation rates resulting in no net impact on our operating income or results of operations.
•Partially offset by $59.4 million (15.5 percent) decrease in Operation and maintenance costs primarily resulting from $43.6 million decrease in employee labor and related benefit costs ($15.4 million lower due to lower headcount, $17.6 million lower due to the absence of costs associated with the voluntary separation program and restructuring, and $10.6 million due to employee benefit policy change), $24.9 million decrease in contracted services compared to 2019, partly offset by $10.9 million unfavorable costs related to lower capitalized labor;
•$32.2 million (14.9 percent) decrease in Administrative and general costs primarily due to $13.9 decrease due to costs expensed in 2019 related to FERC audit findings and $19.3 million decrease in employee labor and related benefits costs ($11.0 million related to the absence of costs associated with the voluntary separation program and restructuring, $5.2 million due to employee benefit policy change, and $3.1 million due to lower headcount); and
•$6.6 million (27.1 percent) favorable change in Regulatory credit resulting from tax rate changes primarily related to ten months of amortization in 2019 compared to the twelve months in 2020.
Other (Income) and Other Expenses
Other (Income) and Other Expenses in 2020 had an unfavorable change of $48.5 million (20.1 percent) over 2019. This unfavorable change was primarily attributable to:

•A $27.5 million (9.7 percent) unfavorable Interest expense - other primarily due to new debt issued in May 2020. (See Note 5 of Notes to Consolidated Financial Statements);
•A $16.6 million (42.4 percent) unfavorable change in Allowance for equity and borrowed funds used during construction (AFUDC) due to a decrease in capital spending;
•A $3.2 million (100.0 percent) unfavorable Equity in (earnings) losses of unconsolidated affiliates due to the distribution of investments in our subsidiaries to our parent in December 2019.

CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, advances from Williams, accessing capital markets, and, if required, borrowings under the credit facility described below.
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On May 8, 2020, we completed a private placement of $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050. We used the net proceeds from the offering for general corporate purposes, including the funding of capital expenditures. The notes issued in May 8, 2020 were the subject of a registration rights agreement. In the fourth quarter of 2020, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act.
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
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2020, our advances to Williams totaled approximately $642.7 million. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. These advances are represented by demand notes.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2021 capital expenditures will be approximately $295 million for expansion projects and $237 million for maintenance projects.
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2020, our debt portfolio included only fixed rate issues. The following table provides information about our long-term debt, including current maturities, as of December 31, 2020. The table presents principal cash flows and weighted-average interest rates by expected maturity dates.

December 31, 2020	Expected Maturity Date
	2021	2022	2023	2024
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$—	$—
Interest rate	5.20%	5.20%	5.20%	5.20%

Other financing obligation:
Fixed rate	$23	$25	$27	$30
Interest rate	9.01%	9.01%	9.01%	9.01%

December 31, 2020	Expected Maturity Date
	2025	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$4,183	$4,183	$5,074
Interest rate	5.20%	4.41%

Other financing obligation:
Fixed rate	$32	$967	$1,104	$1,875
Interest rate	9.01%	9.04%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, member’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Regulatory Assets and Liabilities
As discussed in Note 1 to the consolidated financial statements, the Company is an interstate natural gas transmission company that is regulated by the Federal Energy Regulatory Commission (“FERC”) and applies accounting principles in Topic 980 for regulated operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.
Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments as to matters that could affect the recording of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for regulatory assets and liabilities, including, among others, controls over the evaluation of filings with regulatory bodies and their effects on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory orders and ongoing proceedings, of various regulatory assets including deferred cash out costs. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory rulings and/or orders.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Houston, Texas
February 24, 2021

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
Operating Revenues:
Natural gas sales	$80,351	$105,884	$127,821
Natural gas transportation	2,241,760	2,188,058	1,784,794
Natural gas storage	161,956	147,687	136,666
Other	20,246	11,113	10,600
Total operating revenues	2,504,313	2,452,742	2,059,881

Operating Costs and Expenses:
Cost of natural gas sales	80,351	105,884	127,821
Cost of natural gas transportation	53,654	50,273	38,749
Operation and maintenance	323,093	382,513	399,293
Administrative and general	184,768	217,000	189,588
Depreciation and amortization	463,757	433,480	366,566
Taxes — other than income taxes	83,687	76,632	67,537
Impairment of assets	170,128	—	—
Regulatory credit resulting from tax rate changes	(30,752)	(24,202)	(20,867)
Other expense, net	5,461	6,195	64,918
Total operating costs and expenses	1,334,147	1,247,775	1,233,605

Operating Income	1,170,166	1,204,967	826,276

Other (Income) and Other Expenses:
Interest expense - affiliate	892	2,319	60
- other	311,451	283,990	218,126
Interest income - affiliate	(132)	(89)	(7,606)
- other	(4,265)	(4,349)	(3,448)
Allowance for equity and borrowed funds used during construction (AFUDC)	(22,648)	(39,289)	(116,347)
Equity in earnings of unconsolidated affiliates	—	(3,216)	(1,068)
Miscellaneous other (income) expenses, net	4,832	2,305	(4,520)
Total other (income) and other expenses	290,130	241,671	85,197

Net Income	880,036	963,296	741,079

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(162) and $(143) for the years ended December 31, 2019 and 2018, respectively, of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	—	(641)	197

Comprehensive Income	$880,036	$962,655	$741,276
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2020	2019
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade	223,864	242,416
Affiliates	1,011	669
Advances to affiliate	642,734	—
Other	14,660	10,850
Transportation and exchange gas receivables	4,627	6,360
Inventories:
Gas in storage, at original cost	926	857
Gas available for customer nomination, at average cost	7,909	20,653
Materials and supplies, at average cost	47,462	43,482
Regulatory assets	62,861	69,440
Other	13,847	11,240
Total current assets	1,019,901	405,967

Property, Plant and Equipment:
Natural gas transmission plant	17,123,779	16,764,904
Less-Accumulated depreciation and amortization	4,802,256	4,438,077
Total property, plant and equipment, net	12,321,523	12,326,827

Other Assets:
Regulatory assets	281,870	290,923
Right-of-use assets	78,899	84,979
Other	252,051	210,017
Total other assets	612,820	585,919

Total assets	$13,954,244	$13,318,713
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2020	2019
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Trade	$109,636	$155,676
Affiliates	32,676	47,740
Advances from affiliate	—	252,549
Cash overdrafts	18,813	28,292
Transportation and exchange gas payables	1,905	3,961
Reserve for rate refunds	—	188,842
Accrued liabilities:
Property and other taxes	20,177	19,034
Interest	75,806	70,572
Regulatory liabilities	57,086	57,359
Customer deposits	24,686	30,551
Customer advances	27,082	27,207
Asset retirement obligations	52,764	32,704
Other	41,864	19,060
Long-term debt due within one year	22,640	20,180
Total current liabilities	485,135	953,727

Long-Term Debt	5,217,140	4,044,790

Other Long-Term Liabilities:
Asset retirement obligations	397,737	426,505
Regulatory liabilities	946,774	966,961
Advances for construction costs	38,585	16,533
Deferred revenue	205,030	215,598
Lease liability	78,688	84,528
Other	4,336	4,288
Total other long-term liabilities	1,671,150	1,714,413

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	4,543,499	4,428,499
Retained earnings	2,037,320	2,177,284
Total member’s equity	6,580,819	6,605,783

Total liabilities and member’s equity	$13,954,244	$13,318,713
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
Member's Capital:
Balance at beginning of period	$4,428,499	$4,428,499	$4,088,499
Cash contributions from parent	115,000	—	340,000
Balance at end of period	4,543,499	4,428,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,177,284	2,099,567	1,848,488
Net income	880,036	963,296	741,079
Cash distributions to parent	(1,020,000)	(824,000)	(490,000)
Non-cash distribution to parent	—	(25,000)	—
Non-cash distribution of investments in subsidiaries	—	(36,579)	—
Balance at end of period	2,037,320	2,177,284	2,099,567
Accumulated Other Comprehensive Income:
Balance at beginning of period	—	534	337
Equity interest in unrealized gain (loss) on interest rate hedge	—	(641)	197
Non-cash distribution of investments in subsidiaries	—	107	—
Balance at end of period	—	—	534

Total Member's Equity	$6,580,819	$6,605,783	$6,528,600

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$880,036	$963,296	$741,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,757	433,480	366,566
Impairment of assets	170,128	—	—
Allowance for equity funds used during construction (equity AFUDC)	(14,889)	(28,785)	(87,111)
Regulatory credit resulting from tax rate changes	(30,752)	(24,202)	(20,867)
Equity in earnings of unconsolidated affiliates	—	(3,216)	(1,068)
Distributions from unconsolidated affiliates	—	4,908	3,250
Changes in operating assets and liabilities:
Receivables — affiliates	(342)	582	91
— trade and other	14,742	(52,307)	(30,776)
Transportation and exchange gas receivable	1,733	(1,845)	(1,310)
Regulatory assets - current	6,579	26,330	1,379
Regulatory assets - non-current	11,361	3,622	(8,605)
Inventories	8,695	(1,787)	(23,178)
Payables — affiliates	(15,064)	(2,981)	7,307
— trade	(915)	(18,842)	(35,869)
Accrued liabilities	22,881	(1,723)	40,993
Asset retirement obligations	12,027	15,713	24,659
Reserve for rate refunds	(188,842)	188,842	—
Deferred revenue	(10,568)	(10,566)	(10,565)
Other, net	(36,990)	(36,365)	10,317
Net cash provided by operating activities	1,293,577	1,454,154	976,292

Cash flows from financing activities:
Proceeds from long-term debt	1,195,629	—	993,440
Proceeds from other financing obligations	8,725	41,513	50,269
Retirement of long-term debt	—	—	(250,000)
Payments on other financing obligations	(20,366)	(17,436)	(3,705)
Payments for debt issuance costs	(11,441)	—	(10,148)
Cash distributions to parent	(1,020,000)	(824,000)	(490,000)
Cash contributions from parent	115,000	—	340,000
Advances from affiliate, net	(252,549)	252,549	—
Net cash provided by (used in) financing activities	14,998	(547,374)	629,856
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from investing activities:
Capital expenditures*	$(649,459)	$(901,374)	$(2,326,672)
Contributions and advances for construction costs	35,284	47,034	408,912
Disposal of property, plant and equipment, net	(43,900)	(45,720)	(26,469)
Advances to affiliate, net	(642,734)	33,034	362,213
Contributions to unconsolidated affiliates	—	(12,250)	—
Purchase of ARO Trust investments	(53,357)	(72,946)	(51,793)
Proceeds from sale of ARO Trust investments	45,591	45,479	27,661
Other, net	—	(37)	—
Net cash used in investing activities	(1,308,575)	(906,780)	(1,606,148)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(582,896)	$(854,761)	$(2,085,888)
Changes in related accounts payable and accrued liabilities	(66,563)	(46,613)	(240,784)
Capital expenditures	$(649,459)	$(901,374)	$(2,326,672)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$299,470	$268,559	$168,418
Income taxes	352	76	632

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
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Regulated Operations, (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations (ARO), and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
Basis of Presentation
Williams’ acquisition of us in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At

December 31, 2020, the remaining property, plant and equipment allocation was approximately $0.5 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.

Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments prior to December 31, 2019 (See Note 9) consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.9 million and $3.2 million in 2019 and 2018, respectively. We made a $12.3 million contribution to Pine Needle in the second quarter of 2019.
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
Service revenue contracts from our gas pipeline business contain a series of distinct services, with the majority of our contracts having a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance. Most of our natural gas sales contracts have a single performance obligation with revenue recognized at a point in time when the natural gas has been sold and delivered to the customer.
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
Operating Revenues
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
•Firm transportation or storage under firm transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;
•Interruptible transportation and storage under interruptible transportation and storage contracts - an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.
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
Natural Gas Sales
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2020, 2019 and 2018 are as follows:

Category of Property	2020-2019 (1)	2018

Gathering facilities	0% - 1.00%	1.35% - 2.50%
Storage facilities	1.86% - 2.05%	2.10% - 2.25%
Onshore transmission facilities	2.50% - 7.13%	2.61% - 5.00%
Offshore transmission facilities	1.25% - 1.25%	1.20% - 1.20%
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
Judgments and assumptions are inherent in our estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $7.7 million, $10.5 million, and $29.2 million, for 2020, 2019 and 2018, respectively. The allowance for equity funds was $14.9 million, $28.8 million, and $87.1 million, for 2020, 2019 and 2018, respectively.

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
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. We estimate the reserves, considering current expected credit losses (as discussed below in Accounting Standards Issued and Adopted). We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers’ financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables.
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2020 and 2019. We utilize the average cost method of accounting for gas imbalances.
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
Gas Inventory
We utilize the last-in, first-out (LIFO) method of accounting for inventory gas in storage. At December 31, 2020 and 2019, Gas in Storage, at LIFO, was zero. The basis for determining current cost at the end of each year is the December monthly average gas price delivered to pipelines in Texas and Louisiana. We utilize the average cost method of accounting for gas available for customer nomination. Liquefied natural gas in storage is valued at original cost.

Materials and Supplies Inventory
All inventories are stated at average cost. We perform an annual review of Materials and Supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2020 and 2019.
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
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2020.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Consolidated Statement of Comprehensive Income.

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	December 31, 2020	December 31, 2019
	(Thousands)
Balance at beginning of period	$226,164	$236,730
Recognized in revenue	(10,568)	(10,566)
Balance at end of period	$215,596	$226,164
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligation as of December 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021	$10,566	$2,349,047
2022	10,566	2,196,621
2023	10,566	2,040,685
2024	10,568	1,487,964
2025	10,566	1,453,924
Thereafter	162,764	12,231,530
Total	$215,596	$21,759,771

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Consolidated Balance Sheet.
3. LEASES
We are a lessee through non-cancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Twelve Months Ended December 31,
	2020	2019
	(Thousands)
Lease Cost:
Operating lease cost	$9,691	$10,276
Variable lease cost	3,135	6,867
Total lease cost	$12,826	$17,143

Cash paid for amounts included in the measurement of operating lease liabilities	$3,690	$9,986

	December 31,
	2020	2019
	(Thousands)
Other Information:
Right-of-use assets	$78,899	$84,979
Operating lease liabilities:
Current (included in Accrued liabilities - Other in our Consolidated Balance Sheet)	$6,222	$811
Lease liability	$78,688	$84,528
Weighted-average remaining lease term - operating leases (years)	15	15
Weighted-average discount rate - operating leases	4.66%	4.65%
Prior to adopting ASU 2016-02, total rent expense was $10.8 million in 2018 and primarily included in Operation and maintenance and Administrative and general expenses in the Consolidated Statement of Comprehensive Income.
As of December 31, 2020, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2021	$9,471
2022	9,611
2023	9,614
2024	9,316
2025	9,065
Thereafter	74,330
Total future lease payments	121,407
Less amount representing interest	36,497
Total obligations under operating leases	$84,910

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
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2020, we had a balance of approximately $2.4 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities and $1.7 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet. At December 31, 2019, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $1.2 million recorded in Accrued liabilities and $1.3 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet.
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
Other Commitments
We have commitments for construction and acquisition of property, plant and equipment of approximately $14 million at December 31, 2020.

5. DEBT AND FINANCING ARRANGEMENTS
Long-Term Debt
At December 31, 2020 and 2019, long-term debt outstanding was as follows (in thousands):

	2020	2019
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	400,000
3.25% due 2030	700,000	—
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	600,000
3.95% due 2050	500,000	—
Total notes	3,975,000	2,775,000

Other financing obligations	1,104,143	1,115,980

Total long-term debt, including current portion	5,286,643	4,098,480
Unamortized debt issuance costs	(32,505)	(22,876)
Unamortized debt premium and discount, net	(14,358)	(10,634)
Long-term debt due within one year	(22,640)	(20,180)

Total long-term debt	$5,217,140	$4,044,790
Aggregate minimum maturities (face value) applicable to long-term debt outstanding at December 31, 2020, for the next five years, are as follows (in thousands):

2021: Other financing obligations	$22,640
2022: Other financing obligations	$24,762
2023: Other financing obligations	$27,082
2024: Other financing obligations	$29,621
2025: Other financing obligations	$32,397
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2020, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.

Issuance and Retirement of Long-Term Debt
On May 8, 2020, we issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050 to investors in a private debt placement. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. In the fourth quarter of 2020, we filed the registration statement and completed the exchange offer.
Other Financing Obligations
During the construction of the Atlantic Sunrise and Dalton Expansion projects, we received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded in Advances for construction costs and the costs associated with construction were capitalized in our Consolidated Balance Sheet. Upon placing these projects into service we began utilizing the co-owners' undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from co-owners from Advances for construction costs to Long-Term Debt. The obligations, which mature in 2038 and 2052, respectively, require monthly interest and principal payments and both bear an interest rate of approximately 9 percent.
Dalton Expansion Project
During 2019, we received $0.7 million of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in the Dalton lateral. At December 31, 2020, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $254.4 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $2.3 million. At December 31, 2019, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $256.8 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $2.1 million.
Atlantic Sunrise Project
During 2020 and 2019, we received $8.7 million and $40.8 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. During the fourth quarter of 2019, we also increased our financing obligation by $25 million associated with a payment received by Williams pursuant to a contract settlement with a co-owner of the Atlantic Sunrise project (See Note 9). At December 31, 2020, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $827.1 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $20.3 million. At December 31, 2019, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $839.0 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $18.1 million.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2020 and 2019 are associated with the previously described other financing obligations.
Credit Facility
In 2018, we, along with Williams and Northwest (the borrowers), the lenders named therein, and an administrative agent entered into a credit agreement (Credit Agreement) with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the Maturity Date). The borrowers may request an extension of the Maturity Date for an additional one-year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Northwest, available to the borrowers. At December 31, 2020 no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
Measured as of December 31, 2020, we are in compliance with our financial covenant under the credit facility.
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
Williams participates in a commercial paper program and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At December 31, 2020, Williams had no outstanding commercial paper.
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
Effective March 1, 2019, the annual ARO funding obligation based on the Docket No. RP18-1126 rate case filing was approximately $35.9 million. Pursuant to the Docket No. RP18-1126 rate case settlement, the new funding obligation (1) effective March 1, 2019 is approximately $23.8 million and (2) effective March 1, 2020 is approximately $16.0 million
Investments within the ARO Trust at fair value were as follows (in millions):

	December 31, 2020		December 31, 2019
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$5.8	$5.8	$15.8	$15.8
U.S. Equity Funds	59.9	108.0	55.3	83.3
International Equity Funds	34.2	43.7	31.8	35.4
Municipal Bond Funds	74.9	78.0	64.7	66.1
Total	$174.8	$235.5	$167.6	$200.6

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235.5	$235.5	$235.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,239.8)	(6,949.0)	—	(6,949.0)	—

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$200.6	$200.6	$200.6	$—	$—

Additional disclosures:
Long-term debt, including current portion	(4,065.0)	(5,251.4)	—	(5,251.4)	—

Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments - We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the accompanying Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 6 for more information regarding the ARO Trust.
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

Nonrecurring fair value measurements
Approvals required for the Northeast Supply Enhancement project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now require impairment. As of December 31, 2020, the estimated fair value of the materials within the capitalized project costs were determined to be $41.5 million and considered other internal uses and salvage values for the Property, plant, and equipment, net, a Level 3 measurement. The remaining capitalized costs were determined to have no fair value. As a result we recognized an impairment charge of $170.1 million during the fourth quarter of 2020.
8. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams were $9.1 million, $9.6 million and $12.8 million for 2020, 2019, and 2018, respectively. Included in our pension costs are settlement charges of $3.7 million and $2.7 million for 2020 and 2018, respectively.
Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which Transco recovers through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below a threshold are recorded as adjustments to income and refunded through future rate adjustments. The amounts of deferred pension collections recorded as regulatory liabilities at December 31, 2020 and 2019 were $38.9 million and $43.3 million, respectively. Effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability as of March 1, 2019 is being amortized over a five year period.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries, are eligible for subsidized retiree health care benefits. We recognized other postretirement benefit income of $4.5 million, $4.1 million and $5.9 million for 2020, 2019, and 2018, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2020 and 2019 are $60.9 million and $68.0 million, respectively. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability as of March 1, 2019 is being amortized over a period of approximately five years.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $9.5 million, $7.9 million, and $7.9 million in 2020, 2019, and 2018, respectively, for Williams’ company contributions to this plan.

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
Total stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 was $4.0 million, $5.9 million, and $6.3 million, respectively, excluding amounts allocated from WPZ and Williams.
9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
Operating revenues received from three of our major customers in 2020, 2019 and 2018 are as follows (in millions):

	2020	2019	2018
Dominion Energy, Inc.	$248.5	$250.7	$113.5
Duke Energy Corporation	232.8	222.5	194.5
The Southern Company, Inc.	216.4	216.1	166.2
Affiliates
We are a participant in Williams' cash management program, and we make advances to and receive advances from Williams. At December 31, 2020, our advances to Williams totaled approximately $642.7 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Consolidated Balance Sheet. At December 31, 2019, our advances from Williams totaled approximately $252.5 million. These advances are represented by demand notes and are classified as Payables - Advances from affiliate in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when chargeable and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams' excess cash at the end of each month. At December 31, 2020, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2020, 2019 and 2018 are revenues received from affiliates of $11.4 million, $10.5 million, and $10.1 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2020, 2019 and 2018 is purchased gas cost from affiliates of $5.6 million, $4.0 million, and $5.4 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $352.1 million, $412.4 million, and $395.3 million during 2020, 2019 and 2018, respectively, for these services. Such expenses are primarily included in Administrative and general and Operation and maintenance expenses in the accompanying Consolidated Statement of Comprehensive Income. Included in the amounts billed to us for 2019 are costs for severance and other related costs associated with a reduction in workforce of $28.8 million.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $5.1 million, $4.4 million, and $4.7 million in 2020, 2019 and 2018, respectively.
We made equity distributions to our parent of $1,020 million, $824 million and $490 million during 2020, 2019 and 2018, respectively.
During 2020 and 2018, our parent made contributions totaling $115 million and $340 million, respectively, to us. During February 2021, our parent made an additional $60 million contribution to us.
During 2019, we recognized a non-cash distribution of $25 million to our parent related to a settlement agreement between Williams and a co-owner in our Atlantic Sunrise project. Although the agreement was between Williams and a third party, since the agreement was in part related to our Atlantic Sunrise project, the settlement amount was added to our Atlantic Sunrise project financing obligation. (See Note 5)
Effective December 31, 2019, we made a $36.6 million non-cash distribution to our parent of our interests in our wholly-owned subsidiaries, Cardinal Operating Company, LLC, Pine Needle Operating Company, LLC, TransCarolina LNG Company, LLC, and TransCardinal Company, LLC.
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
During 2020 and 2019, our overall asset retirement obligation changed as follows (in thousands):

	2020	2019
Beginning balance	$459,209	$394,323
Accretion	23,142	21,806
New obligations	1,154	103
Changes in estimates of existing obligations (1)	(21,889)	49,070
Property dispositions/obligations settled	(11,115)	(6,093)
Ending balance	$450,501	$459,209

(1)    Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The decrease in 2020 is primarily due to a decrease in the inflation rate. The increase in 2019 is primarily due to an increase in the inflation rate and a decrease in the discount rate.

We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO (See Note 6).

11. REGULATORY ASSETS AND LIABILITIES
The regulatory assets and regulatory liabilities resulting from our application of the provisions of ASC Topic 980, Regulated Operations, included in the accompanying Consolidated Balance Sheet at December 31, 2020 and December 31, 2019 are as follows (in millions):

Regulatory Assets	2020	2019
Grossed-up deferred taxes on equity funds used during construction	$36.1	$37.5
Asset retirement obligations	139.5	147.6
Asset retirement costs - Eminence	36.6	42.2
Deferred cash out	70.0	64.4
Fuel cost	34.1	40.2
Electric power cost	7.8	8.4
Slug catcher	6.4	6.6
Other	14.2	13.5
Total Regulatory Assets	$344.7	$360.4

Regulatory Liabilities	2020	2019
Negative salvage	$504.5	$482.6
Deferred taxes - liability	392.8	423.5
Sentinel meter station depreciation	6.8	6.6
Postretirement benefits other than pension	60.9	68.0
Pension	38.9	43.3
Other	—	0.3
Total Regulatory Liabilities	$1,003.9	$1,024.3

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
Slug catcher: This amount represents certain costs associated with the replacement of a component of a slug catcher which was included in the Docket No. RP18-1126 rate case settlement. A regulatory asset has been established to recognize the recovery of Transco’s investment in the slug catcher as it is collected through Transco’s depreciation rates and is being amortized at the onshore transmission plant depreciation rate.
Negative salvage: Our rates include a component designed to recover certain future retirement costs for which we are not required to record an asset retirement obligation. We record a regulatory liability representing the cumulative residual amount of recoveries through rates, net of expenditures associated with these retirement costs.
Deferred taxes - liability: Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP18-1126 rate case settlement.
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
Postretirement benefits other than pension: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and the amounts recovered in rates are recorded as regulatory assets or liabilities to be collected or refunded through future rate adjustments. These amounts are not included in the rate base. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability balance as of March 1, 2019, is currently being amortized. (See Note 8).
Pension: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below the threshold are recorded as adjustments to income and refunded through future rate adjustments. Effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability balance as of March 1, 2019, is currently being amortized. (See Note 8).

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	2020	2019
Audit fees	$1.4	$1.4
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1.4	$1.4
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2020 10-K
A. 1 and 2. Transcontinental Gas Pipe Line Company, LLC financials

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	31

Consolidated Balance Sheet as of December 31, 2020 and 2019	32

Consolidated Statement of Member’s Equity for the Years Ended December 31, 2020, 2019 and 2018	34

Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	35

Notes to Consolidated Financial Statements	37

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits:

Exhibit Number	Description

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

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Transcontinental Gas Pipe Line Company, LLC.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ John D. Porter	Vice President and Chief Accounting Officer (Principal Financial Officer)
John D. Porter

/s/ Billeigh W. Mark	Controller (Principal Accounting Officer)
Billeigh W. Mark
Date: February 24, 2021