Form 10-Q
period 2021-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2021-05-03
CIK 99250

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Natural gas sales	$14,224	$19,654
Natural gas transportation	582,557	566,006
Natural gas storage	42,502	38,374
Other	4,494	3,334
Total operating revenues	643,777	627,368

Operating Costs and Expenses:
Cost of natural gas sales	14,224	19,654
Cost of natural gas transportation	17,614	13,396
Operation and maintenance	78,470	80,689
Administrative and general	50,753	42,171
Depreciation and amortization	117,797	113,635
Taxes — other than income taxes	24,528	22,437
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Other expense, net	1,423	3,290
Total operating costs and expenses	297,121	287,584

Operating Income	346,656	339,784

Other (Income) and Other Expenses:
Interest expense	80,175	73,109
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,997)	(10,953)
Miscellaneous other (income) expenses, net	52	(356)
Total other (income) and other expenses	76,230	61,800

Net Income	$270,426	$277,984

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,288	1,011
Advances to affiliate	968,838	642,734
Trade	214,516	223,864
Other	13,962	14,660
Transportation and exchange gas receivables	7,678	4,627
Inventories	60,610	56,297
Regulatory assets	69,351	62,861
Other	8,849	13,847
Total current assets	1,345,092	1,019,901

Property, Plant and Equipment:
Natural gas transmission plant	17,212,718	17,123,779
Less-Accumulated depreciation and amortization	4,903,794	4,802,256
Total property, plant and equipment, net	12,308,924	12,321,523

Other Assets:
Regulatory assets	271,289	281,870
Right-of-use assets	75,974	78,899
Other	259,234	252,051
Total other assets	606,497	612,820

Total assets	$14,260,513	$13,954,244

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$45,187	$32,676
Trade and other	107,868	128,449
Transportation and exchange gas payables	6,778	1,905
Regulatory liabilities	58,412	57,086
Accrued liabilities	215,228	242,379
Long-term debt due within one year	23,152	22,640
Total current liabilities	456,625	485,135

Long-Term Debt	5,212,630	5,217,140

Other Long-Term Liabilities:
Asset retirement obligations	400,791	397,737
Regulatory liabilities	944,566	946,774
Deferred revenue	202,391	205,030
Lease liability	77,281	78,688
Other	54,984	42,921
Total other long-term liabilities	1,680,013	1,671,150

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,603,499	4,543,499
Retained earnings	2,307,746	2,037,320
Total member’s equity	6,911,245	6,580,819

Total liabilities and member’s equity	$14,260,513	$13,954,244

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Member’s Capital:
Balance at beginning of period	$4,543,499	$4,428,499
Cash contributions from parent	60,000	—
Balance at end of period	4,603,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,037,320	2,177,284
Net income	270,426	277,984
Cash distributions to parent	—	(270,000)
Balance at end of period	2,307,746	2,185,268

Total Member’s Equity	$6,911,245	$6,613,767

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$270,426	$277,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117,797	113,635
Allowance for equity funds used during construction (equity AFUDC)	(3,052)	(8,121)
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Changes in operating assets and liabilities:
Receivables — affiliates	(277)	(1,016)
— trade and other	10,046	20,227
Transportation and exchange gas receivable	(3,051)	697
Inventories	(4,313)	1,130
Payables — affiliates	12,511	(6,973)
— trade	(26,077)	(31,120)
Accrued liabilities	(22,381)	(40,343)
Reserve for rate refunds	—	59,449
Asset retirement obligations	4,653	5,432
Deferred revenue	(2,638)	(2,641)
Other, net	2,748	9,572
Net cash provided by operating activities	348,704	390,224

Cash flows from financing activities:
Proceeds from other financing obligations	817	1,685
Payments on other financing obligations	(5,430)	(4,837)
Payments for debt issuance costs	(32)	—
Cash distributions to parent	—	(270,000)
Cash contributions from parent	60,000	—
Advances from affiliate, net	—	64,358
Net cash provided by (used in) financing activities	55,355	(208,794)

Cash flows from investing activities:
Capital expenditures*	(89,200)	(173,184)
Contributions and advances for construction costs	12,454	10,149
Disposal of property, plant and equipment, net	(1,635)	(4,782)
Advances to affiliate, net	(326,104)	—
Purchase of ARO Trust investments	(14,573)	(28,686)
Proceeds from sale of ARO Trust investments	14,999	15,073
Net cash used in investing activities	(404,059)	(181,430)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(84,631)	$(132,575)
Changes in related accounts payable and accrued liabilities	(4,569)	(40,609)
Capital expenditures	$(89,200)	$(173,184)
See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we,” “us” or “our.”
Transco is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying condensed unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed unaudited financial statements and accompanying notes. Actual results could differ from those estimates.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Statement of Net Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$215,596	$226,164
Recognized in revenue	(2,638)	(2,641)
Balance at end of period	$212,958	$223,523

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of March 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (remainder)	$7,928	$1,764,521
2022	10,566	2,219,717
2023	10,566	2,052,380
2024	10,568	1,617,624
2025	10,566	1,454,637
Thereafter	162,764	12,210,945
Total	$212,958	$21,319,824
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Condensed Balance Sheet.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2021, we have accrued approximately $2.9 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $2.2 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet. At December 31, 2020, we had a balance of approximately $2.4 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $1.7 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet.
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
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Condensed Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Northwest. At March 31, 2021, no letters of credit have been issued, and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At March 31, 2021, Williams had no outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
At March 31, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $253.8 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $2.4 million.
Atlantic Sunrise Project
During the first three months of 2021, we received an additional $0.8 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Balance Sheet. At March 31, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $822.5 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $20.8 million.

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
Effective March 1, 2020, the annual funding obligation is approximately $16.0 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	March 31, 2021		December 31, 2020
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$6.5	$6.5	$5.8	$5.8
U.S. Equity Funds	52.7	103.8	59.9	108.0
International Equity Funds	31.7	42.5	34.2	43.7
Municipal Bond Funds	87.5	89.9	74.9	78.0
Total	$178.4	$242.7	$174.8	$235.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$242.7	$242.7	$242.7	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,235.8)	(6,504.6)	—	(6,504.6)	—

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235.5	$235.5	$235.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,239.8)	(6,949.0)	—	(6,949.0)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other in the Condensed Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. (See Note 5. ARO Trust for more information regarding the ARO Trust.)
Long-term debt, including current portion — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 4. Debt and Financing Arrangements).
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we receive advances from and make advances to Williams. At March 31, 2021 and December 31, 2020, our advances to Williams totaled approximately $968.8 million and $642.7 million, respectively. These advances are classified as Receivables - Advances to affiliate in the accompanying Condensed Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month. At March 31, 2021, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Condensed Statement of Net Income are revenues received from affiliates of $2.6 million for the three months ended March 31, 2021 and 2020. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Statement of Net Income are costs of gas purchased from affiliates of $3.4 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $94.7 million and $86.9 million for the three months ended March 31, 2021 and 2020, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Statement of Net Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
We made equity distributions totaling $270.0 million during the three months ended March 31, 2020. During April 2021, we made a distribution of $231.4 million. Our parent made contributions to us totaling $60.0 million during the three months ended March 31, 2021 to fund a portion of our expenditures for additions to property, plant, and equipment. During April 2021, our parent made an additional $73.0 million contribution to us.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the three months ended March 31, 2021 was $346.7 million compared to $339.8 million for the same period in 2020. The increase in Operating Income of $6.9 million (2.0 percent) was primarily due to higher Natural gas transportation revenues in the first three months of 2021 compared to the same period in 2020, partially offset by an unfavorable change in Operating Costs and Expenses, as discussed below. Net Income for the three months ended March 31, 2021 was $270.4 million compared to $278.0 million for the same period in 2020. The decrease in Net Income of $7.6 million (2.7 percent) was mostly attributable to an increase in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales decreased $5.4 million (27.6 percent) for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was due to lower cash out sales. Cash out sales are offset in our cost of natural gas sales and therefore have no impact on our operating income or net income.
Natural gas transportation for the three months ended March 31, 2021 increased $16.6 million (2.9 percent) over the same period in 2020. The increase was primarily attributable to:
•$17.0 million from our Southeastern Trail project placed in service in November 2020;
•$6.0 million from our Hillabee 2 project placed in service in May 2020;
•$5.1 million due to our Leidy South project partially placed in service in November 2020;
•$4.2 million higher electric power costs. Electric power costs are recovered from our customers through transportation rates resulting in no net impact on our operating income or results of operations.
•Partially offset by $6.0 million lower revenue due to one less billable day;
•$8.8 million lower due to rate decreases;
•$1.0 million lower due to commodity revenues.
Natural gas storage increased $4.1 million (10.8 percent) for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase in rates effective in the second quarter of 2020.
Winter Storm Uri did not significantly impact our operating revenues.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating costs and expenses increased $15.0 million (5.6 percent) for the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily attributable to:
•$8.6 million (20.4 percent) unfavorable change in Administrative and general costs primarily due to $6.6 million unfavorable change in corporate allocations and $1.7 million increase in employee labor and benefit costs;
•$4.2 million (31.5 percent) increase in Cost of natural gas transportation primarily due to $4.2 million higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net income impact on our operating income or results of operations; and
•$4.2 million (3.7 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed into service.
•Partially offset by $2.2 million (2.8 percent) favorable change in Operation and maintenance costs primarily resulting from $2.8 million decrease in contracted services, and $0.9 million decrease in employee labor and related benefit costs, reduced by a $1.3 million increase in corporate allocations.

Other (Income) and Other Expenses
    Other (income) and other expenses for the three months ended March 31, 2021 had an unfavorable change of $14.4 million (23.3 percent) compared to the same period in 2020. Due to $7.1 million in interest expense primarily due to interest incurred on new debt issued May 2020 and an unfavorable change of $7.0 million in Allowance for equity and borrowed funds used during construction (AFUDC) due to a decrease in capital spending.
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We continue to monitor the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

Pipeline Expansion Projects
Southeastern Trail
The Southeastern Trail Project involved an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 Pooling Point in Louisiana. In October 2019, we received approval from the FERC for the project. We placed 230 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and the project was fully in service on January 1, 2021. In total, the project increased capacity by 296 Mdth/d.
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of 2021. The project is expected to increase capacity by 582 Mdth/d.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We filed our certificate application for the project with the FERC on March 26, 2021. We plan to place the project into service as early as the fourth quarter of 2023, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II — OTHER INFORMATION.

ITEM 1.	Legal Proceedings
Environmental
While it is not possible for us to predict the final outcome of any pending legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment, we do not anticipate a material effect on our financial position if we were to receive an unfavorable outcome in any one or more of such proceedings. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.
Other
The additional information called for by this item is provided in Note 3. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

ITEM 1A.	Risk Factors

    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 3, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)