Form 10-Q
period 2021-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2021-08-02
CIK 99250

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Natural gas sales	$16,003	$20,326	$30,227	$39,980
Natural gas transportation	571,245	552,290	1,153,802	1,118,296
Natural gas storage	41,357	39,055	83,859	77,429
Other	2,634	4,020	7,128	7,354
Total operating revenues	631,239	615,691	1,275,016	1,243,059

Operating Costs and Expenses:
Cost of natural gas sales	16,003	20,326	30,227	39,980
Cost of natural gas transportation	13,919	13,529	31,533	26,925
Operation and maintenance	81,912	75,556	160,382	156,245
Administrative and general	46,424	50,764	97,177	92,935
Depreciation and amortization	117,759	113,835	235,556	227,470
Taxes — other than income taxes	24,418	21,994	48,946	44,431
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(15,376)	(15,376)
Other expense, net	3,254	1,452	4,677	4,742
Total operating costs and expenses	296,001	289,768	593,122	577,352

Operating Income	335,238	325,923	681,894	665,707

Other (Income) and Other Expenses:
Interest expense	80,260	78,749	160,435	151,858
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,724)	(9,294)	(9,721)	(20,247)
Miscellaneous other (income) expenses, net	(99)	505	(47)	149
Total other (income) and other expenses	74,437	69,960	150,667	131,760

Net Income	$260,801	$255,963	$531,227	$533,947

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	1,652	1,011
Advances to affiliate	1,102,854	642,734
Trade	213,189	223,864
Other	13,480	14,660
Transportation and exchange gas receivables	8,756	4,627
Inventories	68,995	56,297
Regulatory assets	74,773	62,861
Other	14,924	13,847
Total current assets	1,498,623	1,019,901

Property, Plant and Equipment:
Natural gas transmission plant	17,378,112	17,123,779
Less-Accumulated depreciation and amortization	5,035,585	4,802,256
Total property, plant and equipment, net	12,342,527	12,321,523

Other Assets:
Regulatory assets	250,541	281,870
Right-of-use assets	71,427	78,899
Other	268,311	252,051
Total other assets	590,279	612,820

Total assets	$14,431,429	$13,954,244

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$47,458	$32,676
Trade and other	154,159	128,449
Transportation and exchange gas payables	3,893	1,905
Regulatory liabilities	58,139	57,086
Accrued liabilities	238,647	242,379
Long-term debt due within one year	23,677	22,640
Total current liabilities	525,973	485,135

Long-Term Debt	5,208,205	5,217,140

Other Long-Term Liabilities:
Asset retirement obligations	425,365	397,737
Regulatory liabilities	921,804	946,774
Deferred revenue	199,751	205,030
Lease liability	70,567	78,688
Other	66,088	42,921
Total other long-term liabilities	1,683,575	1,671,150

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,676,499	4,543,499
Retained earnings	2,337,177	2,037,320
Total member’s equity	7,013,676	6,580,819

Total liabilities and member’s equity	$14,431,429	$13,954,244

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Member’s Capital:
Balance at beginning of period	$4,603,499	$4,428,499
Cash contributions from parent	73,000	—
Balance at end of period	4,676,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,307,746	2,185,268
Net income	260,801	255,963
Cash distributions to parent	(231,370)	(265,000)
Balance at end of period	2,337,177	2,176,231

Total Member’s Equity	$7,013,676	$6,604,730

	Six Months Ended June 30,
	2021	2020
Member’s Capital:
Balance at beginning of period	$4,543,499	$4,428,499
Cash contributions from parent	133,000	—
Balance at end of period	4,676,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,037,320	2,177,284
Net income	531,227	533,947
Cash distributions to parent	(231,370)	(535,000)
Balance at end of period	2,337,177	2,176,231

Total Member’s Equity	$7,013,676	$6,604,730

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$531,227	$533,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	235,556	227,470
Allowance for equity funds used during construction (equity AFUDC)	(7,481)	(15,073)
Regulatory credit resulting from tax rate changes	(15,376)	(15,376)
Changes in operating assets and liabilities:
Receivables — affiliates	(641)	(319)
— trade and other	11,855	38,704
Transportation and exchange gas receivable	(4,129)	(829)
Inventories	(12,698)	(8,416)
Payables — affiliates	14,782	5,520
— trade	8,135	282,731
Accrued liabilities	22,929	43,104
Reserve for rate refunds	—	(188,842)
Asset retirement obligations	5,661	(23,299)
Deferred revenue	(5,279)	(5,282)
Other, net	155	2,191
Net cash provided by operating activities	784,696	876,231

Cash flows from financing activities:
Proceeds from long-term debt	—	1,195,629
Proceeds from other financing obligations	1,790	5,079
Payments on other financing obligations	(10,984)	(9,786)
Payments for debt issuance costs	(32)	(9,790)
Cash distributions to parent	(231,370)	(535,000)
Cash contributions from parent	133,000	—
Advances from affiliate, net	—	(252,549)
Net cash provided by (used in) financing activities	(107,596)	393,583

Cash flows from investing activities:
Capital expenditures*	(231,903)	(343,234)
Contributions and advances for construction costs	26,388	14,852
Disposal of property, plant and equipment, net	(8,966)	(18,686)
Advances to affiliate, net	(460,120)	(905,827)
Purchase of ARO Trust investments	(17,925)	(45,048)
Proceeds from sale of ARO Trust investments	15,426	28,129
Net cash used in investing activities	(677,100)	(1,269,814)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

* Increase to property, plant and equipment, exclusive of equity AFUDC	$(235,046)	$(304,167)
Changes in related accounts payable and accrued liabilities	3,143	(39,067)
Capital expenditures	$(231,903)	$(343,234)
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
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$212,958	$223,523	$215,596	$226,164
Recognized in revenue	(2,641)	(2,641)	(5,279)	(5,282)
Balance at end of period	$210,317	$220,882	$210,317	$220,882

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of June 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (six months)	$5,287	$1,193,633
2022 (one year)	10,566	2,271,960
2023 (one year)	10,566	2,078,197
2024 (one year)	10,568	1,751,713
2025 (one year)	10,566	1,463,079
Thereafter	162,764	12,222,490
Total	$210,317	$20,981,072
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Condensed Balance Sheet.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2021, we have accrued approximately $2.7 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $2.0 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet. At December 31, 2020, we had a balance of approximately $2.4 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $1.7 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet.
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

The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost additions to Property, plant, and equipment, net in the Condensed Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Northwest. At June 30, 2021, no letters of credit have been issued, and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At June 30, 2021, Williams had no outstanding commercial paper.
Other Financing Obligations
Dalton Expansion Project
At June 30, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $253.2 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $2.4 million.
Atlantic Sunrise Project
During the first six months of 2021, we received an additional $1.8 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Balance Sheet. At June 30, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $818.0 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $21.3 million.
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
Effective March 1, 2020, the annual funding obligation is approximately $16.0 million, with deposits made monthly.
Investments within the ARO Trust at fair value were as follows (in millions):

	June 30, 2021		December 31, 2020
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$9.4	$9.4	$5.8	$5.8
U.S. Equity Funds	52.7	112.0	59.9	108.0
International Equity Funds	31.7	44.5	34.2	43.7
Municipal Bond Funds	87.5	90.6	74.9	78.0
Total	$181.3	$256.5	$174.8	$235.5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2021:
Measured on a recurring basis:
ARO Trust investments	$256.5	$256.5	$256.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,231.9)	(6,764.2)	—	(6,764.2)	—

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235.5	$235.5	$235.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,239.8)	(6,949.0)	—	(6,949.0)	—
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
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we receive advances from and make advances to Williams. At June 30, 2021 and December 31, 2020, our advances to Williams totaled approximately $1,102.9 million and $642.7 million, respectively. These advances are classified as Receivables - Advances to affiliate in the accompanying Condensed Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month. At June 30, 2021, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Condensed Statement of Net Income are revenues received from affiliates of $2.1 million and $4.7 million for the three and six months ended June 30, 2021, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2020, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Condensed Statement of Net Income are costs of gas purchased from affiliates of $0.7 million and $4.1 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $94.5 million and $189.2 million in the three and six months ended June 30, 2021, respectively, and $91.6 million and $178.5 million in the three and six months ended June 30, 2020, respectively, for these services. Such expenses are primarily included in Operation and maintenance and Administrative and general expenses in the accompanying Condensed Statement of Net Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.8 million and $3.5 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2020, respectively.
We made equity distributions totaling $231.4 million and $535.0 million during the six months ended June 30, 2021 and 2020, respectively. During July 2021, we made a distribution of $56.6 million. Our parent made contributions to us totaling $133.0 million during the six months ended June 30, 2021 to fund a portion of our expenditures for additions to property, plant, and equipment. During July 2021, our parent made an additional $139.0 million contribution to us.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Operating Income and Net Income
Operating Income for the six months ended June 30, 2021 was $681.9 million compared to $665.7 million for the same period in 2020. The increase in Operating Income of $16.2 million (2.4 percent) was primarily due to higher Natural gas transportation revenues in the first six months of 2021 compared to the same period in 2020, partially offset by an unfavorable change in Operating Costs and Expenses, as discussed below. Net Income for the six months ended June 30, 2021 was $531.2 million compared to $533.9 million for the same period in 2020. The decrease in Net Income of $2.7 million (0.5 percent) was mostly attributable to an increase in Other (Income) and Other Expenses, as discussed below.
Operating Revenues
Natural gas sales decreased $9.8 million (24.4 percent) for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was due to lower cash out sales. Cash out sales are offset in our cost of natural gas sales and therefore have no impact on our operating income or net income.
Natural gas transportation for the six months ended June 30, 2021 increased $35.5 million (3.2 percent) over the same period in 2020. The increase was primarily attributable to:
•$34.3 million from our Southeastern Trail project placed in service in November 2020;
•$10.6 million from our Leidy South project partially placed in service in November 2020;
•$7.9 million from our Hillabee 2 project placed in service in May 2020;
•$4.6 million higher electric power costs. Electric power costs are recovered from our customers through transportation rates resulting in no net impact on our operating income or results of operations; and
•$1.9 million increase in short-term firm transportation.
•Partially offset by a decrease of $12.3 million primarily resulting from the implementation of lower rates for certain services coincident with the effective date of our last rate case settlement;
•$6.0 million lower revenue due to one less billable day; and
•$5.5 million lower revenues on long haul firm transportation.
Natural gas storage increased $6.4 million (8.3 percent) for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in rates effective in the second quarter of 2020.
Operating Costs and Expenses
Excluding the Cost of natural gas sales, which is directly offset in revenues, our operating costs and expenses increased $25.5 million (4.7 percent) for the six months ended June 30, 2021 compared to the same period in 2020. This increase was primarily attributable to:
•$8.1 million (3.6 percent) increase in Depreciation and amortization costs primarily resulting from additional assets placed into service.
•$4.6 million (17.1 percent) increase in Cost of natural gas transportation primarily due to higher electric power costs. Electric power costs are recovered from customers through transportation rates resulting in no net income impact on our operating income or results of operations;
•$4.5 million (10.2 percent) increase in Taxes - other than income taxes primarily due to an increase in estimated property taxes;
•$4.2 million (4.6 percent) unfavorable change in Administrative and general costs primarily due to an increase in employee labor and benefit costs; and

•$4.1 million (2.6 percent) unfavorable change in Operation and maintenance costs primarily resulting from $3.1 million increase in corporate allocations and $1.1 million unfavorable change in capitalization of internal labor as a result of fewer ongoing expansion projects.
Other (Income) and Other Expenses
    Other (income) and other expenses for the six months ended June 30, 2021 had an unfavorable change of $18.9 million (14.3 percent) compared to the same period in 2020. This is attributable to an unfavorable change of $10.5 million in Allowance for equity and borrowed funds used during construction (AFUDC) as a result of a decrease in capital spending and an increase of $8.6 million in interest expense primarily due to interest incurred on new debt issued May 2020.
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

Pipeline Expansion Projects
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of Transco's facilities under the project into service as early as the fourth quarter of 2021. The project is expected to increase capacity by 582 Mdth/d.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 2, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)