Form 10-Q
period 2021-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2021-11-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Natural gas sales	$19,506	$21,393	$49,733	$61,373
Natural gas transportation	600,615	557,947	1,754,417	1,676,243
Natural gas storage	41,950	42,208	125,809	119,637
Other	3,814	4,407	10,942	11,761
Total operating revenues	665,885	625,955	1,940,901	1,869,014

Operating Costs and Expenses:
Cost of natural gas sales	19,506	21,393	49,733	61,373
Operation and maintenance	110,746	95,798	302,661	278,968
Administrative and general	55,085	46,793	152,262	139,728
Depreciation and amortization	122,159	115,821	357,715	343,291
Taxes — other than income taxes	23,235	20,441	72,181	64,872
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(23,064)	(23,064)
Other expense, net	9,310	3,821	13,987	8,563
Total operating costs and expenses	332,353	296,379	925,475	873,731

Operating Income	333,532	329,576	1,015,426	995,283

Other (Income) and Other Expenses:
Interest expense	80,328	80,545	240,763	232,403
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,080)	2,729	(16,801)	(17,518)
Miscellaneous other (income) expenses, net	273	588	226	737
Total other (income) and other expenses	73,521	83,862	224,188	215,622

Net Income	$260,011	$245,714	$791,238	$779,661

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Affiliates	6,402	1,011
Advances to affiliate	1,448,300	642,734
Trade	215,634	223,864
Other	16,652	14,660
Transportation and exchange gas receivables	5,816	4,627
Inventories	62,882	56,297
Regulatory assets	81,937	62,861
Other	19,254	13,847
Total current assets	1,856,877	1,019,901

Property, Plant and Equipment:
Natural gas transmission plant	17,582,511	17,123,779
Less-Accumulated depreciation and amortization	5,129,262	4,802,256
Total property, plant and equipment, net	12,453,249	12,321,523

Other Assets:
Regulatory assets	269,525	281,870
Right-of-use assets	68,345	78,899
Other	272,683	252,051
Total other assets	610,553	612,820

Total assets	$14,920,679	$13,954,244

(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Affiliates	$84,774	$32,676
Trade and other	192,569	128,449
Transportation and exchange gas payables	3,893	1,905
Regulatory liabilities	58,199	57,086
Accrued liabilities	255,079	242,379
Long-term debt due within one year	24,213	22,640
Total current liabilities	618,727	485,135

Long-Term Debt	5,202,681	5,217,140

Other Long-Term Liabilities:
Asset retirement obligations	478,407	397,737
Regulatory liabilities	926,582	946,774
Deferred revenue	197,107	205,030
Lease liability	67,398	78,688
Other	73,648	42,921
Total other long-term liabilities	1,743,142	1,671,150

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	4,815,499	4,543,499
Retained earnings	2,540,630	2,037,320
Total member’s equity	7,356,129	6,580,819

Total liabilities and member’s equity	$14,920,679	$13,954,244

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Member’s Capital:
Balance at beginning of period	$4,676,499	$4,428,499
Cash contributions from parent	139,000	65,000
Balance at end of period	4,815,499	4,493,499
Retained Earnings:
Balance at beginning of period	2,337,177	2,176,231
Net income	260,011	245,714
Cash distributions to parent	(56,558)	(250,000)
Balance at end of period	2,540,630	2,171,945

Total Member’s Equity	$7,356,129	$6,665,444

	Nine Months Ended September 30,
	2021	2020
Member’s Capital:
Balance at beginning of period	$4,543,499	$4,428,499
Cash contributions from parent	272,000	65,000
Balance at end of period	4,815,499	4,493,499
Retained Earnings:
Balance at beginning of period	2,037,320	2,177,284
Net income	791,238	779,661
Cash distributions to parent	(287,928)	(785,000)
Balance at end of period	2,540,630	2,171,945

Total Member’s Equity	$7,356,129	$6,665,444

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$791,238	$779,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	357,715	343,291
Allowance for equity funds used during construction (equity AFUDC)	(12,959)	(10,855)
Regulatory credit resulting from tax rate changes	(23,064)	(23,064)
Changes in operating assets and liabilities:
Receivables — affiliates	(5,391)	(296)
— trade and other	6,238	39,968
Transportation and exchange gas receivable	(1,189)	1,684
Inventories	(6,585)	(6,065)
Payables — affiliates	52,098	(7,525)
— trade	24,841	(18,288)
Accrued liabilities	37,400	24,460
Reserve for rate refunds	—	(188,842)
Asset retirement obligations	5,446	(12,105)
Deferred revenue	(7,922)	(7,925)
Other, net	(42,867)	(6,322)
Net cash provided by operating activities	1,174,999	907,777

Cash flows from financing activities:
Proceeds from long-term debt	—	1,195,629
Proceeds from other financing obligations	1,790	7,248
Payments on other financing obligations	(16,663)	(14,848)
Payments for debt issuance costs	(59)	(11,209)
Cash distributions to parent	(287,928)	(785,000)
Cash contributions from parent	272,000	65,000
Advances from affiliate, net	—	(252,549)
Net cash provided by (used in) financing activities	(30,860)	204,271

Cash flows from investing activities:
Capital expenditures (1)	(355,662)	(504,987)
Contributions and advances for construction costs	34,102	20,850
Disposal of property, plant and equipment, net	(20,545)	(33,553)
Advances to affiliate, net	(805,566)	(581,665)
Purchase of ARO Trust investments	(23,174)	(46,075)
Proceeds from sale of ARO Trust investments	26,706	33,382
Net cash used in investing activities	(1,144,139)	(1,112,048)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increase to property, plant and equipment, exclusive of equity AFUDC	$(378,004)	$(456,158)
Changes in related accounts payable and accrued liabilities	22,342	(48,829)
Capital expenditures	$(355,662)	$(504,987)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation

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

A reclassification within Operating Costs and Expenses in the Condensed Statement of Net Income to include Cost of natural gas transportation within Operation and maintenance of approximately $15.2 million and $42.1 million for the three and nine months ended September 30, 2020, respectively, has been made to conform to the 2021 presentation.

Note 2 – Revenue Recognition

Revenue by Category

Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Statement of Net Income.

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$210,317	$220,882	$215,596	$226,164
Recognized in revenue	(2,643)	(2,643)	(7,922)	(7,925)
Balance at end of period	$207,674	$218,239	$207,674	$218,239

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of September 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (three months)	$2,644	$603,677
2022 (one year)	10,566	2,317,047
2023 (one year)	10,566	2,114,147
2024 (one year)	10,568	1,886,688
2025 (one year)	10,566	1,469,382
Thereafter	162,764	12,280,513
Total	$207,674	$20,671,454

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Condensed Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2021, we have accrued approximately $2.6 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $1.9 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet. At December 31, 2020, we had a balance of approximately $2.4 million for the expense portion of these estimated costs, $0.7 million of which is recorded in Accrued liabilities and $1.7 million of which is recorded in Other Long-Term Liabilities - Other in the accompanying Condensed Balance Sheet.

Notes (Continued)	Table of Contents

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

Note 4 – Debt and Financing Arrangements

Commercial Paper

Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At September 30, 2021, Williams had no outstanding commercial paper. In connection with the amended and restated credit agreement described below, Williams reduced the size of its commercial paper program to $3.5 billion.

Notes (Continued)	Table of Contents

Credit Facility

In October 2021, we, along with Williams and Northwest Pipeline LLC (Northwest), the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Northwest are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2021, and as of October 8, 2021, the effective date of the amended and restated Credit Agreement, no letters of credit have been issued and no loans were outstanding under the credit facility.

The Credit Agreement contains the following terms and conditions:

•Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets in certain circumstances, make certain distributions during an event of default, and each borrower and each borrower’s respective material subsidiaries’ ability to enter into certain restrictive agreements.

•If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of the loans of the defaulting borrower under the credit facility and exercise other rights and remedies.

•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings. The Credit Agreement also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.

The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Transco and Northwest Pipeline.

At September 30, 2021, we are in compliance with this covenant.

Other Financing Obligations

Dalton Expansion Project

At September 30, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $252.5 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $2.5 million.

Notes (Continued)	Table of Contents

Atlantic Sunrise Project

During the first nine months of 2021, we received an additional $1.8 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on our Condensed Balance Sheet. At September 30, 2021, the amount included in Long-Term Debt on our Condensed Balance Sheet for this financing obligation is $812.4 million, and the amount included in Long-term debt due within one year on our Condensed Balance Sheet for this financing obligation is $21.7 million.

Leidy South Project

During the construction of our Leidy South project, we received funding from a co-owner for its proportionate share of construction costs related to an undivided ownership interest in certain parts of the project. Amounts received were recorded in Other Long-Term Liabilities: Other and 100 percent of the costs associated with construction were capitalized on our Condensed Balance Sheet. Upon placing the applicable portion of the project in service during October 2021, we began leasing this co-owner’s undivided interest in the facilities, including the associated pipeline capacity, and reclassified approximately $69.0 million of funding previously received from our co-owner from Other Long-Term Liabilities: Other to debt to reflect the financing obligation payable to our co-owner over an expected term of 20 years.

Note 5 – ARO Trust

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

Pursuant to the approved stipulation and agreement in Docket No. RP18-1126 the annual funding obligation effective March 1, 2020 is approximately $16.0 million, with deposits made monthly.

Investments within the ARO Trust at fair value were as follows (in millions):

	September 30, 2021		December 31, 2020
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$3.4	$3.4	$5.8	$5.8
U.S. Equity Funds	52.6	111.6	59.9	108.0
International Equity Funds	31.7	42.9	34.2	43.7
Municipal Bond Funds	87.5	89.9	74.9	78.0
Total	$175.2	$247.8	$174.8	$235.5

Note 6 – Fair Value Measurements

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

Notes (Continued)	Table of Contents

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2021:
Measured on a recurring basis:
ARO Trust investments	$247.8	$247.8	$247.8	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,226.9)	(6,700.8)	—	(6,700.8)	—

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235.5	$235.5	$235.5	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,239.8)	(6,949.0)	—	(6,949.0)	—

Fair Value Methods

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ARO Trust investments — We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other in the Condensed Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. (See Note 5 – ARO Trust for more information regarding the ARO Trust.)

Long-term debt, including current portion — The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton and Atlantic Sunrise expansions, which are included within long-term debt, were determined using an income approach (See Note 4 – Debt and Financing Arrangements).

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we receive advances from and make advances to Williams. At September 30, 2021 and December 31, 2020, our advances to Williams totaled approximately $1,448.3 million and $642.7 million, respectively. These advances are classified as Receivables - Advances to affiliate in the accompanying Condensed Balance Sheet. Advances are stated at the historical carrying amounts. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month. At September 30, 2021, the interest rate was 0.01 percent.

Notes (Continued)	Table of Contents

Included in Operating Revenues in the accompanying Condensed Statement of Net Income are revenues received from affiliates of $15.4 million and $20.1 million for the three and nine months ended September 30, 2021, respectively, and $2.8 million and $8.0 million for the three and nine months ended September 30, 2020, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in Cost of natural gas sales in the accompanying Condensed Statement of Net Income are costs of gas purchased from affiliates of $1.4 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $3.8 million for the three and nine months ended September 30, 2020, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. In the accompanying Condensed Statement of Net Income, we have recorded approximately $82.1 million and $237.8 million for the three and nine months ended September 30, 2021, respectively, and $68.7 million and $214.5 million for the three and nine months ended September 30, 2020, respectively, for these service expenses, which are primarily included in Operation and maintenance and Administrative and general expenses.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.9 million and $5.4 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $3.8 million for the three and nine months ended September 30, 2020, respectively.

We made cash distributions totaling $287.9 million and $785.0 million during the nine months ended September 30, 2021 and 2020, respectively. During October 2021, we made a distribution of $55.8 million. Our parent made contributions to us totaling $272.0 million and $65.0 million during the nine months ended September 30, 2021 and 2020, respectively, to fund a portion of our expenditures for additions to property, plant, and equipment. During October 2021, our parent made an additional $145.0 million contribution to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this Form 10-Q.

Results of Operations

Operating Income and Net Income

Operating Income for the nine months ended September 30, 2021 was $1,015.4 million compared to $995.3 million for the same period in 2020. The increase in Operating Income of $20.1 million (2.0 percent) was primarily due to higher Natural gas transportation revenues in the first nine months of 2021 compared to the same period in 2020, partially offset by an unfavorable change in Operating Costs and Expenses, as discussed below.

Net Income for the nine months ended September 30, 2021 was $791.2 million compared to $779.7 million for the same period in 2020. In addition to the impacts to Operating Income mentioned above, the increase in Net Income of $11.6 million (1.5 percent) was further unfavorably impacted by Other (Income) and Other Expenses, as discussed below.

Operating Revenues

Natural gas sales decreased $11.6 million (19.0 percent) for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to lower cash out sales, partially offset by higher prices. Cash out sales are offset in operating costs and expenses and therefore have no impact on our operating income or results of operations.

Natural gas transportation for the nine months ended September 30, 2021 increased $78.2 million (4.7 percent) over the same period in 2020. The increase was primarily attributable to:

•$51.8 million from our Southeastern Trail project placed in service in November 2020;
•$16.5 million from our Leidy South project partially placed in service in November 2020;
•$13.1 million higher electric power costs. Electric power costs are recovered from our customers through transportation rates and are offset in operating costs and expenses resulting in no net impact on our operating income or results of operations;
•$9.7 million higher revenues related to a cash out surcharge (offset in operating costs and expenses resulting in no net impact on our operating income or results of operations); and
•$7.9 million from our Hillabee 2 project placed in service in May 2020.
•Partially offset by a decrease of $13.8 million primarily resulting from the implementation of lower rates for certain services coincident with the effective date of our last rate case settlement; and
•$6.0 million lower revenue due to one less billable day.

Natural gas storage increased $6.2 million (5.2 percent) for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in rates effective in the second quarter of 2020.

Management’s Discussion and Analysis (Continued)	Table of Contents
Operating Costs and Expenses

Excluding the Cost of natural gas sales, which is directly offset in operating revenues, our operating costs and expenses increased $63.4 million (7.8 percent) for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily attributable to:

•$23.7 million (8.5 percent) unfavorable change in Operation and maintenance costs primarily resulting from (i) higher electric power costs of $13.1 million (electric power costs are recovered from customers through transportation rates and are offset in operating revenues resulting in no net impact on our operating income or results of operations), (ii) employee labor and related benefit costs of $5.5 million, including charges associated with higher expected performance under the Williams incentive compensation plan and (iii) a $5.1 million increase in corporate allocations;
•$14.4 million (4.2 percent) increase in Depreciation and amortization primarily as a result of additional assets placed into service and, to a lesser extent, an increase in ARO asset depreciation due to revisions in expected timing of abandonment and expected future costs;
~~•~~$12.5 million (9.0 percent) unfavorable change in Administrative and general costs primarily due to an increase in employee labor and related benefit costs;
•$5.4 million unfavorable change in Other expense, net driven by $9.7 million associated with a cash out surcharge, partially offset by lower deferred other postretirement benefits costs of $3.4 million. Such amounts are offset in operating revenues resulting in no net impact on our operating income or results of operations; and
•$7.3 million (11.3 percent) increase in Taxes — other than income taxes primarily due to an increase in estimated property taxes.

Other (Income) and Other Expenses

Other (income) and other expenses for the nine months ended September 30, 2021 had an unfavorable change of $8.6 million (4.0 percent) compared to the same period in 2020 driven by an increase of $8.4 million in interest expense primarily due to interest incurred on new debt issued May 2020, which was partially offset by the absence of interest expense associated with our rate reserve liability for Docket No. RP18-1126.

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

Management’s Discussion and Analysis (Continued)	Table of Contents
Pipeline Expansion Projects

Leidy South

The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and in September and October of 2021, we placed approximately 382 Mdth/d of additional capacity into service. We plan to place the remainder of Transco’s facilities under the project into service by year-end 2021. The project is expected to increase capacity by 582 Mdth/d.

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

Item 4. Controls and Procedures

Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

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

Changes in Internal Control Over Financial Reporting

On July 1, 2021, our parent implemented a new enterprise resource planning (ERP) system on a company-wide basis. We will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of our internal controls over financial reporting for the year ending December 31, 2021.

Other than as set forth above, there have been no changes during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

10.1
Credit Agreement dated as of October 8, 2021, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	November 1, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)