Form 10-K
period 2021-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2022-02-28
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Government and Regulatory:
EPA: Environmental Protection Agency
Exchange Act, the: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Other:
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures

PART I
Item 1. Business
In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we”, “us” or “our”.

Transco is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation.
GENERAL
We are an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. Our principal business is the interstate transportation of natural gas which is regulated by the FERC.
At December 31, 2021, our natural gas pipeline had a system-wide delivery capacity totaling approximately 18.6 MMdth/d. During 2021, we completed two fully-contracted expansions, which added more than 0.5 MMdth/d of firm transportation capacity to our pipeline. In addition, we added more than 0.1 MMdth/d of interim firm transportation capacity to our pipeline which will continue until the Regional Energy Access expansion project is placed in service (see Pipeline Projects below). The system is comprised of approximately 9,800 miles of mainline and branch transmission pipelines, 59 compressor stations, four underground storage fields and one LNG storage facility. Compression facilities at sea level rated capacity total approximately 2.4 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system or market areas and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 194 MMdth of natural gas. At December 31, 2021, our customers had stored in our facilities approximately 140 MMdth of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our largest customer in 2021 was Dominion Energy, Inc., which accounted for approximately 11 percent of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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

PIPELINE PROJECTS
The pipeline projects listed below were either completed during 2021 or are significant future pipeline projects for which we have customer commitments. In 2022, we expect to invest capital of approximately $171 million in pipeline projects.
Leidy South
The Leidy South Project involves an expansion of our existing natural gas transmission system and an extension of our system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. In July 2020, we received approval from the FERC for the project. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and in September and October of 2021, we placed approximately 382 Mdth/d of additional capacity into service. The remaining facilities under the project were placed into service in December 2021. In total, the project increased capacity by 582 Mdth/d.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We filed our certificate application for the project with the FERC on March 26, 2021. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
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

REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.4 million per day for each violation of its rules.
FERC Updates Certificate Policy Statement and Issues Interim Greenhouse Gas (GHG) Policy Statement On February 18, 2022, FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which FERC will apply in pending and future certificate proceedings. This policy statement provides an analytical framework for how FERC will consider whether a project is in the public convenience and necessity and explains that FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. FERC also seeks comment on all aspects of the interim policy statement, including the approach to assessing the significance of the proposed project’s contribution to climate change. While the guidance is subject to revision based on the comments received, FERC will begin applying the framework established in this policy statement to pending cases.
Environmental Matters
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
For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data — Note 4 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements.
Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2016 and 2020, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In October 2019, PHMSA published a final rulemaking imposing new or more stringent requirements for certain natural gas pipelines, including expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. PHMSA split this rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, imposes numerous requirements, including MAOP reconfirmation, material and component verification, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. The second of these three rulemakings contains new repair requirements for HCAs and non-HCAs, and requires operators to inspect pipelines within 72 hours of extreme weather events or natural disasters. Operators will have to install or enhance leak detection systems, and make modifications to their pipeline systems to accommodate inline inspection tools. The third of these three rulemakings provides PHMSA with the authority to issue emergency orders to address imminent hazards such as unsafe conditions or faulty components used on pipe.
In accordance with the final rules, we have developed new procedures and updated our existing pipeline safety program to facilitate meeting all requirements within the time frames stated.
We are also expecting additional regulations due to the PIPES Act of 2020 that became law in December 2020. The PIPES Act of 2020 reauthorizes PHMSA’s pipeline safety program through September 2023. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas pipelines, and updated operation and maintenance standards requirements applicable to large-scale liquefied natural gas facilities.
New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. We estimate that the cost to be incurred in 2022 associated with this program to be approximately $112 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01 (Security Directive 1) on May 26, 2021, which required that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 12 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. We fully complied with the requirements of Security Directive 1 within the timeframe required. On July 19, 2021, the TSA issued Security Directive Pipeline-2021-02 (Security Directive 2), which required owners/operators of critical pipelines to implement additional cybersecurity measures to prevent disruption and degradation to their infrastructure in response to a purported ongoing threat. We have evaluated the impacts of Security Directive 2 and made significant progress towards compliance. We are coordinating with the TSA to establish action plans and timelines to remain in compliance with Security Directive 2. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. (See Part II, Item 8. Financial Statements and Supplementary Data — Note 1 – Summary of Significant Accounting Policies and Note 9 – Transactions with Major Customers and Affiliates of Notes to Consolidated Financial Statements.)
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Transco, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters.
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
•Uncontrolled releases of natural gas;
•Operator error;
•Damage caused by third-party activity, such as operation of construction equipment;
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
Our ability to maintain and expand our business depends on the level of drilling and production predominately by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy demand in the markets we serve by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation including governmentally imposed constraints such as prohibitions on natural gas hookups in newly constructed buildings, and technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (ESG) practices. Investor advocacy groups, institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in Williams’ 2020 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2021, our largest customer was Dominion Energy, Inc., which accounted for approximately 11 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2021 was $5.29 billion.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity and Part II, Item 8. Financial Statements and Supplementary Data — Note 5 – Debt and Financing Arrangements of Notes to Consolidated Financial Statements.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2021, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third-party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these arrangements could be disrupted. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
The global outbreak of the coronavirus, including its variants (COVID-19) is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 poses a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our gas pipeline facilities are generally owned in fee simple. However, a substantial portion of such facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. Our storage facilities are either owned or contracted for under long-term leases or easements. We lease our company offices in Houston, Texas.
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
Other
The additional information called for by this item is provided in Part II, Item 8. Financial Statements and Supplementary Data — Note 4 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by Williams.
Distributions totaling $344 million and $1,020 million were declared and paid by us to our parent during the years ended December 31, 2021 and 2020, respectively. In January 2022, we made a distribution to our parent of $58 million.
During the years ended December 31, 2021 and 2020, our parent made contributions to us totaling $417 million and $115 million, respectively. In January 2022, our parent made a $128 million contribution to us.
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
Regulatory Accounting
We are regulated by the FERC. Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee-related benefits, environmental costs, negative salvage, asset retirement obligations (ARO) and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Consolidated Balance Sheet is $367.4 million at December 31, 2021. The aggregate amount of regulatory liabilities reflected in the Consolidated Balance Sheet is $989.5 million at December 31, 2021. A summary of regulatory assets and liabilities is included in Note 11 – Regulatory Assets and Liabilities of Notes to Consolidated Financial Statements.

Results of Operations
This analysis discusses financial results of our operations for the years 2021 and 2020. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
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
We recognized Net Income of $1,066.2 million in 2021 compared to $880.0 million in 2020. The significant components of this year-over-year increase of $186.1 million (21.2 percent) are discussed further below.
Operating Revenues increased $150.5 million (6.0 percent) primarily due to the following:
Natural gas sales increased $8.0 million (9.9 percent) to $88.3 million for 2021 when compared to 2020. The increase was due to higher cash out pricing, partially offset by lower cash out volumes. Natural gas sales are offset in operating costs and expenses and therefore have no net impact on our results of operations.
Natural gas transportation increased $137.2 million (6.1 percent) to $2,378.9 million for 2021 when compared to 2020. The increase was primarily attributable to:
•$65.3 million from our Southeastern Trail project place into service in November 2020;
•$32.8 million from our Leidy South project, which was partially placed into service in November 2020 with the remaining capacity placed into service primarily during the fourth quarter of 2021;
•$26.3 million higher electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations;
•$19.3 million higher revenues related to a cash out surcharge (offset in Operating Costs and Expenses resulting in no net impact on our results of operations);
•$7.9 million from our Hillabee 2 project placed into service in May 2020;
•Partially offset by $9.4 million primarily resulting from the implementation of lower rates for certain services concurrent with the effective date of our last rate case settlement; and
•$6.0 million lower revenue due to one less billable day.
Natural gas storage increased $5.8 million (3.6 percent) to $167.8 million for 2021 when compared to 2020. The increase was primarily due to an increase in rates effective in the second quarter of 2020.
Operating Costs and Expenses, excluding Cost of natural gas sales, which is directly offset in Operating Revenues, decreased $54.7 million (4.4 percent) from the comparable period in 2020. This decrease was primarily attributable to:
•$167.8 million due to the absence of the impairment of assets for the Northeast Supply Enhancement project in 2020;
•Partially offset by a $37.1 million increase in Operation and maintenance expenses primarily resulting from (i) higher electric power costs of $26.3 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), (ii) $17.7 million higher employee labor and related benefit costs, including charges associated with higher expected performance under the Williams incentive compensation plan in 2021 and the absence of the 2020 favorable impact from a change in an employee benefit policy, partially offset by (iii) $10 million of lower fuel expense;
•$35.6 million increase in Administrative and general expenses primarily due to (i) a $15.8 million increase in employee labor and related benefit costs, including charges associated with higher expected performance under the Williams incentive compensation plan in 2021 as well as the absence of the 2020 favorable impact from a change in an employee benefit policy, (ii) $10.9 million of higher allocated corporate expenses and (iii) a $6.2 million charge to bad debt expense;
•$25.8 million increase in Depreciation and amortization costs primarily as a result of additional assets placed into service and an increase in ARO related depreciation due to revisions in expected timing of abandonment and estimates for removal costs;
•$9.0 million increase in Taxes - other than income taxes primarily due to an increase in property valuations; and
•$5.6 million unfavorable change in Other expense, net driven by $19.3 million associated with a cash out surcharge (offset in Operating Revenues resulting in no net impact on our results of operations), partially offset by favorable changes associated with the deferral of $9.8 million of ARO related depreciation (offset in Depreciation and amortization resulting in no net impact on our results of operations).
Other (Income) and Other Expenses in 2021 had an unfavorable change of $11.0 million (3.8 percent) over 2020 driven by an increase of $15.0 million in interest expense primarily related to interest incurred on new debt issued in May 2020, partially offset by $4.4 million due to the absence of interest expense associated with our rate reserve liability for Docket No. RP18-1126.
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
We, along with Williams and Northwest Pipeline LLC, are co-borrowers under a $3.75 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $500 million. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Northwest Pipeline LLC. See Note 5 – Debt and Financing Arrangements of Notes to Consolidated Financial Statements for further discussion of the credit facility.
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2021 and 2020, our advances to Williams totaled approximately $1,669.4 million and $642.7 million, respectively. These advances are represented by demand notes.

Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2022 capital expenditures will be approximately $171 million for expansion projects and $396 million for maintenance projects.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2021, our debt portfolio included only fixed rate debt, which mitigates the impact of fluctuations in interest rates. The following table provides information about our long-term debt, including current maturities, as of December 31, 2021. The following table presents principal cash flows and weighted-average interest rates by expected maturity dates.

	2022	2023	2024	2025	2026	Thereafter	Total (1)	Fair Value December 31, 2021
	(Millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$—	$—	$1,208	$2,975	$4,183	$4,890
Weighted-average interest rate	5.20%	5.20%	5.20%	5.20%	4.44%	4.40%

Other financing obligation:
Fixed rate	$26	$28	$31	$34	$37	$1,000	$1,156	$1,960
Weighted-average interest rate	9.39%	9.44%	9.44%	9.45%	9.46%	9.49%
____________________________
(1) Excludes unamortized discount / premium and debt issuance costs.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory orders, of various regulatory assets. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory rulings and/or orders.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Houston, Texas
February 28, 2022

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Natural gas sales	$88,328	$80,351	$105,884
Natural gas transportation	2,378,940	2,241,760	2,188,058
Natural gas storage	167,800	161,956	147,687
Other	19,732	20,246	11,113
Total operating revenues	2,654,800	2,504,313	2,452,742

Operating Costs and Expenses:
Cost of natural gas sales	88,328	80,351	105,884
Operation and maintenance	413,882	376,747	432,786
Administrative and general	220,378	184,768	217,000
Depreciation and amortization	489,524	463,757	433,480
Taxes — other than income taxes	92,661	83,687	76,632
Impairment of assets	2,336	170,128	—
Regulatory credit resulting from tax rate changes	(30,752)	(30,752)	(24,202)
Other expense, net	11,105	5,461	6,195
Total operating costs and expenses	1,287,462	1,334,147	1,247,775

Operating Income	1,367,338	1,170,166	1,204,967

Other (Income) and Other Expenses:
Interest expense — affiliate	53	892	2,319
— other	322,645	311,451	283,990
Interest income — affiliate	(123)	(132)	(89)
— other	(4,591)	(4,265)	(4,349)
Allowance for equity and borrowed funds used during construction (AFUDC)	(22,125)	(22,648)	(39,289)
Equity in earnings of unconsolidated affiliates	—	—	(3,216)
Miscellaneous other (income) expenses, net	5,311	4,832	2,305
Total other (income) and other expenses	301,170	290,130	241,671

Net Income	1,066,168	880,036	963,296

Other comprehensive income:
Equity interest in unrealized gain on interest rate hedges (includes $(162) for the year ended December 31, 2019 of accumulated other comprehensive income reclassification for equity interest in realized losses (gains) on interest rate hedges)	—	—	(641)

Comprehensive Income	$1,066,168	$880,036	$962,655

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2021	2020
ASSETS

Current Assets:
Cash	$—	$—
Receivables:
Trade	234,680	223,864
Affiliates	6,978	1,011
Advances to affiliate	1,669,368	642,734
Other (less allowance of $6,222 and $— in 2021 and 2020, respectively)	12,977	14,660
Transportation and exchange gas receivables	7,685	4,627
Inventories:
Gas in storage, at original cost	695	926
Gas available for customer nomination, at average cost	12,553	7,909
Materials and supplies, at average cost	41,189	47,462
Regulatory assets	114,351	62,861
Other	17,058	13,847
Total current assets	2,117,534	1,019,901

Property, Plant and Equipment:
Natural gas transmission plant	17,713,050	17,123,779
Less-Accumulated depreciation and amortization	5,227,128	4,802,256
Total property, plant and equipment, net	12,485,922	12,321,523

Other Assets:
Regulatory assets	253,081	281,870
Right-of-use assets	68,817	78,899
Other	292,957	252,051
Total other assets	614,855	612,820

Total assets	$15,218,311	$13,954,244
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

	December 31,
	2021	2020
LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Payables:
Trade	$163,001	$109,636
Affiliates	69,128	32,676
Cash overdrafts	21,404	18,813
Transportation and exchange gas payables	10,125	1,905
Accrued liabilities:
Property and other taxes	26,470	20,177
Interest	76,656	75,806
Regulatory liabilities	57,369	57,086
Customer deposits	21,004	24,686
Customer advances	14,582	27,082
Asset retirement obligations	58,418	52,764
Other	25,883	41,864
Long-term debt due within one year	25,594	22,640
Total current liabilities	569,634	485,135

Long-Term Debt	5,269,024	5,217,140

Other Long-Term Liabilities:
Asset retirement obligations	459,969	397,737
Regulatory liabilities	932,101	946,774
Deferred revenue	194,464	205,030
Lease liability	68,582	78,688
Advances for construction costs	—	38,585
Other	4,281	4,336
Total other long-term liabilities	1,659,397	1,671,150

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	4,960,499	4,543,499
Retained earnings	2,759,757	2,037,320
Total member’s equity	7,720,256	6,580,819

Total liabilities and member’s equity	$15,218,311	$13,954,244

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
(Thousands of Dollars)

	Year Ended December 31,
	2021	2020	2019
Member's Capital:
Balance at beginning of period	$4,543,499	$4,428,499	$4,428,499
Cash contributions from parent	417,000	115,000	—
Balance at end of period	4,960,499	4,543,499	4,428,499
Retained Earnings:
Balance at beginning of period	2,037,320	2,177,284	2,099,567
Net income	1,066,168	880,036	963,296
Cash distributions to parent	(343,731)	(1,020,000)	(824,000)
Non-cash distribution to parent	—	—	(25,000)
Non-cash distribution of investments in subsidiaries	—	—	(36,579)
Balance at end of period	2,759,757	2,037,320	2,177,284
Accumulated Other Comprehensive Income:
Balance at beginning of period	—	—	534
Equity interest in unrealized gain (loss) on interest rate hedge	—	—	(641)
Non-cash distribution of investments in subsidiaries	—	—	107
Balance at end of period	—	—	—

Total Member's Equity	$7,720,256	$6,580,819	$6,605,783

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$1,066,168	$880,036	$963,296
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	489,524	463,757	433,480
Impairment of assets	2,336	170,128	—
Allowance for equity funds used during construction (equity AFUDC)	(17,080)	(14,889)	(28,785)
Regulatory credit resulting from tax rate changes	(30,752)	(30,752)	(24,202)
Equity in earnings of unconsolidated affiliates	—	—	(3,216)
Distributions from unconsolidated affiliates	—	—	4,908
Changes in operating assets and liabilities:
Receivables — affiliates	(5,967)	(342)	582
— trade and other	(15,355)	14,742	(52,307)
Transportation and exchange gas receivable	(3,058)	1,733	(1,845)
Regulatory assets - current	(51,490)	6,579	26,330
Regulatory assets - non-current	30,501	11,361	3,622
Inventories	1,860	8,695	(1,787)
Payables — affiliates	36,452	(15,064)	(2,981)
— trade	953	(915)	(18,842)
Accrued liabilities	(4,302)	22,881	(1,723)
Asset retirement obligations	7,177	12,027	15,713
Reserve for rate refunds	—	(188,842)	188,842
Deferred revenue	(10,566)	(10,568)	(10,566)
Other, net	(47,745)	(36,990)	(36,365)
Net cash provided by operating activities	1,448,656	1,293,577	1,454,154

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	1,195,629	—
Proceeds from other financing obligations	3,297	8,725	41,513
Payments on other financing obligations	(22,635)	(20,366)	(17,436)
Payments for debt issuance costs	(59)	(11,441)	—
Cash distributions to parent	(343,731)	(1,020,000)	(824,000)
Cash contributions from parent	417,000	115,000	—
Advances from affiliate, net	—	(252,549)	252,549
Net cash provided by (used in) financing activities	53,872	14,998	(547,374)
(continued)

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2021	2020	2019
INVESTING ACTIVITIES:
Capital expenditures (1)	$(481,280)	$(649,459)	$(901,374)
Contributions and advances for construction costs	36,945	35,284	47,034
Disposal of property, plant and equipment, net	(32,565)	(43,900)	(45,720)
Advances to affiliate, net	(1,026,634)	(642,734)	33,034
Contributions to unconsolidated affiliates	—	—	(12,250)
Purchase of ARO Trust investments	(28,804)	(53,357)	(72,946)
Proceeds from sale of ARO Trust investments	29,810	45,591	45,479
Other, net	—	—	(37)
Net cash used in investing activities	(1,502,528)	(1,308,575)	(906,780)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

____________________________
(1) Increase to property, plant and equipment, exclusive of equity AFUDC	$(512,293)	$(582,896)	$(854,761)
Changes in related accounts payable and accrued liabilities	31,013	(66,563)	(46,613)
Capital expenditures	$(481,280)	$(649,459)	$(901,374)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$313,828	$299,470	$268,559
Income taxes	127	352	76

See accompanying notes.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
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
Summary of Significant Accounting Policies
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee- related benefits, environmental costs, negative salvage, asset retirement obligations (ARO), and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basis of Presentation
Williams’ acquisition of us in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2021, the remaining property, plant and equipment allocation was approximately $0.5 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
A reclassification within Operating Costs and Expenses in the Consolidated Statement of Comprehensive Income to include Cost of natural gas transportation within Operation and maintenance of approximately $53.7 million and $50.3 million for 2020 and 2019, respectively, has been made to conform to the 2021 presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of the subsidiaries we control. Companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock or otherwise exercise significant influence over operating and financial policies of the company are accounted for under the equity method. The equity method investments prior to December 31, 2019 (see Note 9 – Transactions with Major Customers and Affiliates) consist of Cardinal Pipeline Company, LLC (Cardinal) with ownership interest of approximately 45 percent and Pine Needle LNG Company, LLC (Pine Needle) with ownership interest of 35 percent. We received distributions associated with our equity method investments totaling $4.9 million in 2019. We made a $12.3 million contribution to Pine Needle in the second quarter of 2019.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; 5) asset retirement obligations; and 6) measurement of regulatory assets and liabilities.
Revenue Recognition
Our customers are comprised of public utilities, municipalities, natural gas marketers and producers, intrastate pipelines, direct industrial users, and electric power generators.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying Topic 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipeline business and are not within the scope of ASC Topic 606, “Revenues from Contracts with Customers.” Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements primarily provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas delivered/stored, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended for periods primarily up to one year in length an indefinite number of times following the specified contract term and until terminated generally by either us or the customer. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one-month periods or less. Our performance obligations include the following:
•Firm transportation or storage under firm transportation and storage contracts—an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;
•Interruptible transportation and storage under interruptible transportation and storage contracts—an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.
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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2021, we had no such rate refund liabilities.
Natural Gas Sales
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers. The resulting imbalances are primarily settled through the purchase or sale of natural gas with each customer under terms provided for in our FERC tariffs. Revenue is recognized from the sale of natural gas upon settlement of the transportation and exchange imbalances (see Gas Imbalances below).
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contracts requiring advance payments and the recognition of contract liabilities are evaluated to determine whether the advance payments provide us with a significant financing benefit. This determination is based on the combined effect of the expected length of time between when we transfer the promised good or service to the customer, when the customer pays for those goods or services and the prevailing interest rates. We have assessed our contracts and determined none of our contracts contain a significant financing component.
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
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 30 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We use judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their economic benefit and potential for rate recovery. We believe that expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and such expenditures would be permitted to be recovered through rates.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We provide for depreciation under the composite (group) method using the straight-line method at FERC prescribed rates that are applied to the cost of the group for transmission facilities, production and gathering facilities and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2021, 2020 and 2019 are as follows:

Category of Property	Depreciation Rate
Gathering facilities	0% - 1.00%
Storage facilities	1.86% - 2.05%
Onshore transmission facilities	2.50% - 7.13%
Offshore transmission facilities	1.25%
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
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in our consolidated financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
For assets identified to be disposed of in the future and considered held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment,” we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
Judgments and assumptions are inherent in our estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $5.0 million, $7.7 million, and $10.5 million, for 2021, 2020 and 2019, respectively. The allowance for equity funds was $17.1 million, $14.9 million, and $28.8 million, for 2021, 2020 and 2019, respectively.
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
Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring, if applicable. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2021 and 2020. The balance of our allowance for doubtful accounts was $6.2 million at December 31, 2021 and was primarily related to non-trade receivables. The balance of our allowance for doubtful accounts at December 31, 2020 was minimal.
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash (see Deferred Cash Out below) or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2021 and 2020. We utilize the average cost method of accounting for gas imbalances.
Deferred Cash Out
Most transportation imbalances are settled in cash on a monthly basis (cash-out). In accordance with our tariff, revenues received from the cash-out of transportation imbalances in excess of costs incurred are deferred and offset by the deferral of costs incurred in excess of revenues received. At the end of each annual August through July reporting period, if the cumulative revenues received exceed the costs incurred, the over recovered amounts are applied to any prior under recovery balance or refunded. If the cumulative revenues received are less than the costs incurred, the net under recovered amounts are carried forward and offset against any future net over recoveries that may occur in a subsequent annual reporting period.
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2021 and 2020.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans (see Note 8 – Benefit Plans). Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Consolidated Statement of Comprehensive Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$215,596	$226,164
Recognized in revenue	(10,566)	(10,568)
Balance at end of period	$205,030	$215,596
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (one year)	$10,566	$2,459,819
2023 (one year)	10,566	2,270,708
2024 (one year)	10,568	2,158,904
2025 (one year)	10,566	1,605,313
2026 (one year)	10,566	1,576,023
Thereafter	152,198	12,120,387
Total	$205,030	$22,191,154
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Consolidated Balance Sheet.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 – Leases
We are a lessee through non-cancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
Lease Cost:
Operating lease cost	$9,292	$9,691	$10,276
Variable lease cost	4,764	3,135	6,867
Total lease cost	$14,056	$12,826	$17,143

Cash paid for amounts included in the measurement of operating lease liabilities	$9,554	$3,690	$9,986

		December 31,
		2021	2020
		(Thousands)
Other Information:
Right-of-use assets		$68,817	$78,899
Operating lease liabilities:
Current (included in Accrued liabilities - Other in our Consolidated Balance Sheet)		$5,919	$6,222
Lease liability		$68,582	$78,688
Weighted-average remaining lease term - operating leases (years)		14	15
Weighted-average discount rate - operating leases		4.68%	4.66%
As of December 31, 2021, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2022	$9,416
2023	9,135
2024	8,835
2025	8,531
2026	9,239
Thereafter	61,838
Total future lease payments	106,994
Less amount representing interest	32,493
Total obligations under operating leases	$74,501

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 – Contingent Liabilities and Commitments
Rate Matters
General rate case (Docket No. RP18-1126)
On August 31, 2018, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 31, 2018. On September 28, 2018, the FERC issued an order accepting and suspending our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing, except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2018. On December 31, 2019, we filed a stipulation and agreement with the FERC to resolve all issues in the proceeding without the need for a hearing. On March 24, 2020, the FERC approved the settlement, which became effective on June 1, 2020. Pursuant to the settlement, our next general rate case must be filed no later than August 30, 2024.
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 2021, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities and $1.8 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet. At December 31, 2020, we had a balance of approximately $2.4 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities and $1.7 million recorded in Other Long-Term Liabilities - Other in the Consolidated Balance Sheet.
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
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Consolidated Balance Sheet for both new and existing facilities in affected areas; however due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary
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
Other Commitments
We have commitments for construction and acquisition of property, plant and equipment of approximately $3 million at December 31, 2021.
Note 5 – Debt and Financing Arrangements
Long-Term Debt

	December 31,
	2021	2020
	(Thousands)
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	400,000
3.25% due 2030	700,000	700,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	600,000
3.95% due 2050	500,000	500,000
Total notes	3,975,000	3,975,000

Other financing obligations	1,156,124	1,104,143

Total long-term debt, including current portion	5,338,624	5,286,643
Unamortized debt issuance costs	(30,393)	(32,505)
Unamortized debt premium and discount, net	(13,613)	(14,358)
Long-term debt due within one year	(25,594)	(22,640)

Total long-term debt	$5,269,024	$5,217,140

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents aggregate minimum maturities of long-term debt and other financing obligations outstanding at December 31, 2021, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years (in thousands):

2022	$25,594
2023	$28,029
2024	$30,701
2025	$33,630
2026	$1,244,343
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2021, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.
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
Other Financing Obligations
During the construction of the Dalton, Atlantic Sunrise and Leidy South Expansion projects, we received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded in Advances for construction costs and the costs associated with construction were capitalized in our Consolidated Balance Sheet. Upon placing these projects into service we began utilizing the co-owners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from co-owners from Advances for construction costs to debt. The obligations, which mature in 2052, 2038 and 2041, respectively, require monthly interest and principal payments and bear interest rates of approximately 9 percent, 9 percent and 16 percent, respectively.
Dalton Expansion Project
At December 31, 2021 and 2020, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $251.9 million and $254.4 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $2.5 million and $2.3 million, respectively.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Atlantic Sunrise Project
During 2021 and 2020, we received $2.6 million and $8.7 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. At December 31, 2021 and 2020, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $807.1 million and $827.1 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $22.4 million and $20.3 million, respectively.
Leidy South Project
Upon placing the applicable portion of the project in service during the fourth quarter of 2021, we began utilizing the co-owner’s undivided interest in the facilities, including the associated pipeline capacity, and reclassified approximately $72 million of funding previously received from our co-owner from Advances for construction costs to debt to reflect the financing obligation payable to our co-owner over an expected term of 20 years. At December 31, 2021, the amount included in Long-Term Debt on our Consolidated Balance Sheet for this financing obligation is $71.5 million, and the amount included in Long-term debt due within one year on our Consolidated Balance Sheet for this financing obligation is $0.7 million. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2021 and 2020, are associated with the previously described other financing obligations.
Credit Facility
In October 2021, we, along with Williams and Northwest Pipeline LLC, the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Northwest Pipeline LLC are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2021, no letters of credit have been issued and no loans were outstanding under the credit facility.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings. The Credit Agreement also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Northwest Pipeline LLC and us.
At December 31, 2021, we are in compliance with this covenant.
Commercial Paper Program
In 2018, Williams entered into a $4.0 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2021 and 2020, Williams had no outstanding commercial paper.
Note 6 – ARO Trust
We are entitled to collect in rates the amounts necessary to fund our ARO. We deposit monthly, into an external trust account (ARO Trust), the revenues specifically designated for ARO. The ARO Trust carries a moderate risk portfolio. The Money Market Funds held in our ARO Trust are considered investments. We measure the financial instruments held in our ARO Trust at fair value. However, in accordance with Topic 980, both realized and unrealized gains and losses of the ARO Trust are recorded as regulatory assets or liabilities.
Pursuant to the approved stipulation and agreement in Docket No. RP18-1126 the annual funding obligation effective March 31, 2020 is approximately $16.0 million, with deposits made monthly.
Investments within the ARO Trust were as follows (in millions):

	December 31, 2021		December 31, 2020
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$5.9	$5.9	$5.8	$5.8
U.S. Equity Funds	52.7	121.4	59.9	108.0
International Equity Funds	31.7	43.2	34.2	43.7
Municipal Bond Funds	87.7	90.0	74.9	78.0
Total	$178.0	$260.5	$174.8	$235.5
Note 7 – Fair Value Measurements
The following table presents, by level within the fair value hierarchy, certain of our significant financial assets and liabilities. The carrying values of short-term financial assets that have variable interest rates (advances to affiliate), accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260.5	$260.5	$260.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,294.6)	(6,849.8)	—	(6,849.8)	—

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235.5	$235.5	$235.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,239.8)	(6,949.0)	—	(6,949.0)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments: We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust which is specifically designated to fund future AROs. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the accompanying Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 6 – ARO Trust for more information.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton, Atlantic Sunrise and Leidy South projects, which are included within long-term debt, were determined using an income approach (see Note 5 – Debt and Financing Arrangements).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonrecurring fair value measurements
Approvals required for the Northeast Supply Enhancement project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, developments in the political and regulatory environments caused us to slightly lower that assessed probability such that the capitalized project costs required impairment in 2020. As of December 31, 2020, the estimated fair value of the materials within the capitalized project costs were determined to be $41.5 million and considered other internal uses and salvage values for the Property, plant, and equipment, net, a Level 3 measurement. The remaining capitalized costs were determined to have no fair value. As a result we recognized an impairment charge of $170.1 million during the fourth quarter of 2020.
Note 8 – Benefit Plans
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below (see Note 9 – Transactions with Major Customers and Affiliates).
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. Pension costs charged to us by Williams were $4.1 million, $9.1 million and $9.6 million for 2021, 2020, and 2019, respectively. Included in our pension costs are settlement charges of $3.7 million for 2020.
Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which we recover through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below a threshold are recorded as adjustments to income and refunded through future rate adjustments. The amounts of deferred pension collections recorded as regulatory liabilities at December 31, 2021 and 2020 were $34.5 million and $38.9 million, respectively. Also effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability as of March 1, 2019 is being amortized over a five-year period.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. We recognized other postretirement benefit income of $4.7 million, $4.5 million and $4.1 million for 2021, 2020, and 2019, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2021 and 2020 are $50.5 million and $60.9 million, respectively. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability as of March 1, 2019 is being amortized over a period of approximately five years.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $11.4 million, $9.5 million, and $7.9 million in 2021, 2020, and 2019, respectively, for Williams’ company contributions to this plan.
Employee Stock-Based Compensation Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan), as subsequently amended and restated, provides for Williams’ common stock-based awards to both employees and non-management directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.
Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 was $5.9 million, $4.0 million, and $5.9 million, respectively, excluding amounts allocated from Williams.
Note 9 – Transactions with Major Customers and Affiliates
Major Customers
Dominion Energy, Inc. accounted for $297.7 million (11 percent), $248.5 million (10 percent) and $250.7 million (10 percent) of our operating revenues during the years ended December 31, 2021, 2020, and 2019, respectively. No other customers accounted for 10 percent or more of our revenues during any of the three years ended December 31, 2021.
Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2021 and 2020, our advances to Williams totaled approximately $1,669.4 million and $642.7 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Consolidated Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month. At December 31, 2021, the interest rate was 0.01 percent.
Included in Operating Revenues in the accompanying Consolidated Statement of Comprehensive Income for 2021, 2020 and 2019 are revenues received from affiliates of $37.4 million, $11.4 million, and $10.5 million, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
Included in Cost of natural gas sales in the accompanying Consolidated Statement of Comprehensive Income for 2021, 2020 and 2019 are costs of gas purchased from affiliates of $7.9 million, $5.6 million, and $4.0 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. In the accompanying Statement of Comprehensive Income, we have recorded approximately $329.7 million, $278.8 million, and $304.5 million during 2021, 2020 and 2019, respectively, for these service expenses, which are primarily included in Operation and maintenance and Administrative and general expenses.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $7.3 million, $5.1 million, and $4.4 million in 2021, 2020 and 2019, respectively.
We made cash distributions to our parent of $343.7 million, $1,020.0 million and $824.0 million during 2021, 2020 and 2019, respectively. During January 2022, we made an additional cash distribution of $57.5 million.
During 2021 and 2020, our parent made cash contributions totaling $417.0 million and $115.0 million, respectively, to us. During January 2022, our parent made an additional $128.0 million contribution to us.
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
Note 10 – Asset Retirement Obligations
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
During 2021 and 2020, our overall asset retirement obligation changed as follows (in thousands):

	2021	2020
Beginning balance	$450,501	$459,209
Accretion	22,343	23,142
New obligations	1,249	1,154
Changes in estimates of existing obligations (1)	59,460	(21,889)
Property dispositions/obligations settled	(15,166)	(11,115)
Ending balance	$518,387	$450,501
______________________
(1)    Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The increase in 2021 is primarily due to an increase in estimated removal cost for offshore AROs. The decrease in 2020 is primarily due to a decrease in the inflation rate.
We are entitled to collect in rates the amounts necessary to fund our ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO (see Note 6 – ARO Trust).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 – Regulatory Assets and Liabilities
The regulatory assets and regulatory liabilities resulting from our application of the provisions of Topic 980, included in the accompanying Consolidated Balance Sheet at December 31, 2021 and 2020 are as follows (in thousands):

Regulatory Assets	2021	2020
Current regulatory assets:
Fuel cost	$61,312	$34,149
Electric power cost	25,961	7,826
ARO	16,029	16,029
Deferred cash out	6,192	—
Asset retirement costs - Eminence	4,857	4,857
Total current regulatory assets	114,351	62,861
Non-current regulatory assets:
ARO	126,270	123,436
Deferred cash out	41,082	70,023
Grossed-up deferred taxes on equity funds used during construction	34,660	36,089
Asset retirement costs - Eminence	27,788	31,741
Slug Catcher	6,292	6,429
Other	16,989	14,152
Total non-current regulatory assets	253,081	281,870
Total regulatory assets	$367,432	$344,731

Regulatory Liabilities	2021	2020
Current regulatory liabilities:
Deferred taxes - liability	$31,521	$31,521
Postretirement benefits other than pension	15,000	15,000
Pension	10,394	10,394
Sentinel meter station depreciation	102	102
Other	352	69
Total current regulatory liabilities	57,369	57,086
Non-current regulatory liabilities:
Negative salvage	533,815	504,465
Deferred taxes - liability	330,502	361,254
Postretirement benefits other than pension	35,532	45,879
Pension	24,126	28,520
Sentinel meter station depreciation	6,814	6,656
Other	1,312	—
Total non-current regulatory liabilities	932,101	946,774
Total regulatory liabilities	$989,470	$1,003,860

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant regulatory assets and liabilities include:
Grossed-up deferred taxes on equity funds used during construction: Regulatory asset balance established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived assets to which they relate.
ARO: Regulatory asset balance established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates (see Note 10 – Asset Retirement Obligations).
Asset retirement costs - Eminence: Regulatory asset balance associated with the Eminence Storage Field retirement costs. The regulatory asset is being recovered through our rates and is being amortized to expense consistent with the amounts collected in rates.
Deferred cash out: This amount represents the deferral of gains or losses on the purchases and sales of gas imbalances with shippers. These amounts will be recovered/refunded under terms provided for in our FERC tariff.
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
Slug catcher: This amount represents certain costs associated with the replacement of a component of a slug catcher which was included in the Docket No. RP18-1126 rate case settlement. A regulatory asset has been established to recognize the recovery of Transco’s investment in the slug catcher as it is collected through Transco’s depreciation rates and is being amortized at the prescribed depreciation rate for onshore transmission facilities (see Note 1 – Summary of Significant Accounting Policies).
Negative salvage: Our rates include a component designed to recover certain future retirement costs for which we are not required to record an ARO. We record a regulatory liability representing the cumulative residual amount of recoveries through rates, net of expenditures associated with these retirement costs.
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
Postretirement benefits other than pension: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and the amounts recovered in rates are recorded as regulatory assets or liabilities to be collected or refunded through future rate adjustments. These amounts are not included in the rate base. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability balance as of March 1, 2019, is currently being amortized (see Note 8 – Benefit Plans).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension: We recover the actuarially determined pension cash contributions through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below the threshold are recorded as adjustments to income and refunded through future rate adjustments. Also effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability balance as of March 1, 2019, is currently being amortized (see Note 8 – Benefit Plans).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act, as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	2021	2020
Audit fees	$1.4	$1.4
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1.4	$1.4
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.

As a wholly owned subsidiary of Williams, we do not have a separate audit committee. The Williams Audit Committee is responsible for the appointment, compensation, retention, and oversight of Ernst & Young LLP (EY) as such appointment relates to us and Williams’ other affiliates. The Williams Audit Committee is responsible for overseeing the determination of fees associated with EY’s audit of our financial statements. The Williams Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by EY to Williams and its affiliates. On an ongoing basis, management presents specific projects and categories of service, including projects and categories of service relating to us, to the Williams Audit Committee to request advance approval. The Williams Audit Committee reviews those requests and advises management if the Williams Audit Committee approves the engagement of EY. On a periodic basis, management reports to the Williams Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Williams Audit Committee may also delegate the authority to pre-approve audit and permitted non-audit services, excluding services related to internal control over financial reporting, to a subcommittee of one or more committee members, provided that any such pre-approvals are reported on at a subsequent Williams Audit Committee meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2021 10-K
(a) 1 and 2. Transcontinental Gas Pipe Line Company, LLC financial statements and schedules

Index

Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	30

Consolidated Balance Sheet as of December 31, 2021 and 2020	31

Consolidated Statement of Changes in Member’s Equity for the Years Ended December 31, 2021, 2020 and 2019	33

Consolidated Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	34

Notes to Consolidated Financial Statements	36

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits

Exhibit Number	Description

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

10.3
Amended and Restated Credit Agreement dated as of October 8, 2021 between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ Mary A. Hausman	Vice President and Chief Accounting Officer (Principal Financial Officer)
Mary A. Hausman

/s/ Billeigh W. Mark	Controller (Principal Accounting Officer)
Billeigh W. Mark

Date: February 28, 2022