Form 10-Q
period 2022-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2022-05-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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

•Changes in the current geopolitical situation, including the Russian invasion of Ukraine;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Condensed Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Operating Revenues:
Natural gas sales	$15,645	$14,224
Natural gas transportation	621,537	582,557
Natural gas storage	44,158	42,502
Other	5,128	4,494
Total operating revenues	686,468	643,777

Operating Costs and Expenses:
Cost of natural gas sales	15,645	14,224
Operation and maintenance	111,296	96,084
Administrative and general	51,549	50,753
Depreciation and amortization	132,562	117,797
Taxes — other than income taxes	27,114	24,528
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Other (income) expense, net	(10,888)	1,423
Total operating costs and expenses	319,590	297,121

Operating Income	366,878	346,656

Other (Income) and Other Expenses:
Interest expense	82,437	80,175
Allowance for equity and borrowed funds used during construction (AFUDC)	(4,857)	(3,997)
Miscellaneous other expense, net	897	52
Total other (income) and other expenses	78,477	76,230

Net Income	$288,401	$270,426

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Condensed Balance Sheet
(Unaudited)

	March 31, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Affiliates	5,575	6,978
Advances to affiliate	1,941,659	1,669,368
Trade	216,736	234,680
Other (less allowance of $6,229 and $6,222 in 2022 and 2021, respectively)	10,685	12,977
Transportation and exchange gas receivables	3,623	7,685
Inventories	58,147	54,437
Regulatory assets	132,401	114,351
Other	14,179	17,058
Total current assets	2,383,005	2,117,534

Property, Plant and Equipment:
Natural gas transmission plant	17,750,482	17,713,050
Less-Accumulated depreciation and amortization	5,293,340	5,227,128
Total property, plant and equipment, net	12,457,142	12,485,922

Other Assets:
Regulatory assets	275,356	253,081
Right-of-use assets	65,985	68,817
Other	280,336	292,957
Total other assets	621,677	614,855

Total assets	$15,461,824	$15,218,311

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Condensed Balance Sheet
(Unaudited)

	March 31, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Affiliates	$57,882	$69,128
Trade and other	113,094	184,405
Transportation and exchange gas payables	6,112	10,125
Regulatory liabilities	57,781	57,369
Accrued liabilities	184,153	223,013
Long-term debt due within one year	26,182	25,594
Total current liabilities	445,204	569,634

Long-Term Debt	5,265,835	5,269,024

Other Long-Term Liabilities:
Asset retirement obligations	470,884	459,969
Regulatory liabilities	937,771	932,101
Contract liabilities	191,826	194,464
Lease liability	66,985	68,582
Other	4,210	4,281
Total other long-term liabilities	1,671,676	1,659,397

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	4,960,499
Retained earnings	2,990,610	2,759,757
Total member’s equity	8,079,109	7,720,256

Total liabilities and member’s equity	$15,461,824	$15,218,311

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Condensed Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning of period	$4,960,499	$4,543,499
Cash contributions from parent	128,000	60,000
Balance at end of period	5,088,499	4,603,499
Retained Earnings:
Balance at beginning of period	2,759,757	2,037,320
Net income	288,401	270,426
Cash distributions to parent	(57,548)	—
Balance at end of period	2,990,610	2,307,746
Total Member’s Equity	$8,079,109	$6,911,245

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$288,401	$270,426
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	132,562	117,797
Allowance for equity funds used during construction (equity AFUDC)	(3,834)	(3,052)
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Changes in operating assets and liabilities:
Receivables — affiliates	1,403	(277)
— trade and other	20,229	10,046
Transportation and exchange gas receivable	4,062	(3,051)
Inventories	(3,710)	(4,313)
Payables — affiliates	(11,246)	12,511
— trade	(44,264)	(26,077)
Accrued liabilities	(38,489)	(22,381)
Asset retirement obligations	3,380	4,653
Contract liabilities	(2,638)	(2,638)
Other, net	(21,507)	2,748
Net cash provided by operating activities	316,661	348,704

FINANCING ACTIVITIES:
Proceeds from other financing obligations	2,843	817
Payments on other financing obligations	(6,136)	(5,430)
Payments for debt issuance costs	(16)	(32)
Cash distributions to parent	(57,548)	—
Cash contributions from parent	128,000	60,000
Net cash provided by financing activities	67,143	55,355

INVESTING ACTIVITIES:
Capital expenditures (1)	(97,124)	(89,200)
Contributions and advances for construction costs, net	(4,655)	12,454
Disposal of property, plant and equipment, net	(5,940)	(1,635)
Advances to affiliate, net	(272,291)	(326,104)
Purchase of ARO Trust investments	(4,875)	(14,573)
Proceeds from sale of ARO Trust investments	1,081	14,999
Net cash used by investing activities	(383,804)	(404,059)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increase to property, plant and equipment, exclusive of equity AFUDC	$(65,262)	$(84,631)
Changes in related accounts payable and accrued liabilities	(31,862)	(4,569)
Capital expenditures	$(97,124)	$(89,200)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

In this report, Transcontinental Gas Pipe Line Company, LLC (Transco) is at times referred to in the first person as “we,” “us” or “our.”

Transco is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation. We own and operate an interstate natural gas pipeline system that is regulated by the Federal Energy Regulatory Commission (FERC).

General

The accompanying condensed unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The condensed unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

A reclassification within Operating Costs and Expenses on the Condensed Statement of Net Income to include Cost of natural gas transportation within Operation and maintenance of approximately $17.6 million for the three months ended March 31, 2021 has been made to conform to the 2022 presentation.

Note 2 – Revenue Recognition

Revenue by Category

Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Condensed Statement of Net Income.

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$205,030	$215,596
Recognized in revenue	(2,638)	(2,638)
Balance at end of period	$202,392	$212,958

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (nine months)	$7,927	$1,862,423
2023 (one year)	10,566	2,310,342
2024 (one year)	10,568	2,179,510
2025 (one year)	10,566	1,739,032
2026 (one year)	10,566	1,578,189
Thereafter	152,199	12,137,882
Total	$202,392	$21,807,378

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Condensed Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 2022, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $0.6 million recorded in Accrued liabilities and $1.9 million recorded in Other Long-Term Liabilities - Other on the Condensed Balance Sheet. At December 31, 2021, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities and $1.8 million recorded in Other Long-Term Liabilities - Other on the Condensed Balance Sheet.

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

The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost additions to Total property, plant, and equipment, net on the Condensed Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.

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

Note 4 – Debt and Financing Arrangements

Commercial Paper

Williams participates in a $3.5 billion commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2022, Williams had no outstanding commercial paper.

Credit Facility

We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.

Notes (Continued)	Table of Contents

Other Financing Obligations

Dalton Expansion Project

At March 31, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Condensed Balance Sheet for this financing obligation is $251.2 million and $251.9 million, and the amount included in Long-term debt due within one year on the Condensed Balance Sheet for this financing obligation is $2.6 million and $2.5 million, respectively.

Atlantic Sunrise Project

During the first three months of 2022 and 2021, we received an additional $0.3 million and $0.8 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Condensed Balance Sheet. At March 31, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Condensed Balance Sheet for this financing obligation is $801.5 million and $807.1 million, and the amount included in Long-term debt due within one year on the Condensed Balance Sheet for this financing obligation is $22.9 million and $22.4 million, respectively.

Leidy South Project

During the first three months of 2022, we received an additional $2.6 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Condensed Balance Sheet. At March 31, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Condensed Balance Sheet for this financing obligation is $73.9 million and $71.5 million, and the amount included in Long-term debt due within one year on the Condensed Balance Sheet for this financing obligation is $0.7 million and $0.7 million, respectively.

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

Investments within the ARO Trust were as follows (in millions):

	March 31, 2022		December 31, 2021
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$9.7	$9.7	$5.9	$5.9
U.S. Equity Funds	52.6	114.4	52.7	121.4
International Equity Funds	31.7	40.5	31.7	43.2
Municipal Bond Funds	87.7	85.0	87.7	90.0
Total	$181.7	$249.6	$178.0	$260.5

Notes (Continued)	Table of Contents

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$249.6	$249.6	$249.6	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,292.0)	(6,206.2)	—	(6,206.2)	—

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260.5	$260.5	$260.5	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,294.6)	(6,849.8)	—	(6,849.8)	—

Fair Value Methods

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ARO Trust investments: We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future AROs. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the Condensed Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 – ARO Trust for more information.

Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton, Atlantic Sunrise and Leidy South projects, which are included within long-term debt, were determined using an income approach (see Note 4 – Debt and Financing Arrangements).

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2022 and December 31, 2021, our advances to Williams totaled approximately $1,941.7 million and $1,669.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Condensed Balance Sheet. Advances are stated at the

Notes (Continued)	Table of Contents

historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.12 percent at March 31, 2022. The interest income from these advances was minimal for each of the three months ended March 31, 2022 and 2021. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other expense, net on the Condensed Statement of Net Income.

Included in Operating Revenues on the Condensed Statement of Net Income are revenues received from affiliates of $21.1 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in Cost of natural gas sales on the Condensed Statement of Net Income are costs of gas purchased from affiliates of $5.4 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $79.6 million and $78.8 million for the three months ended March 31, 2022 and 2021, respectively, for these service expenses, which are primarily included in Operation and maintenance and Administrative and general expenses on the Condensed Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $1.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

We declared and paid cash distributions to our parent totaling $57.5 million during the three months ended March 31, 2022. During April 2022, we declared and paid an additional cash distribution of $250.0 million to our parent. Our parent made contributions to us totaling $128.0 million and $60.0 million during the three months ended March 31, 2022 and 2021, respectively, to fund a portion of our expenditures for additions to property, plant, and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Condensed Financial Statements and Notes contained in this Form 10-Q.

Results of Operations

This analysis discusses financial results of our operations for the three-month periods ended March 31, 2022 and 2021. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

During the first three months of 2022 we recognized Net Income of $288.4 million compared to $270.4 million during the first three months of 2021. The significant components of this year-over-year increase of $18.0 million (6.6 percent) are discussed further below.

Natural gas transportation revenues increased $39.0 million (6.7 percent), which was primarily attributable to:

•$25.6 million from our Leidy South project from additional capacity placed into service during the fourth quarter of 2021;
•$4.9 million higher electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations;
•$3.8 million from a combination of higher short-term firm transportation and overall demand;
•$2.2 million higher commodity revenues; and
•$2.2 million higher revenues related to a cash out surcharge (offset in Operating Costs and Expenses resulting in no net impact on our results of operations).
Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $21.0 million (7.4 percent). This increase was primarily attributable to:

•$15.2 million increase in Operation and maintenance costs primarily resulting from (i) increased transportation costs of $11.4 million associated with Leidy South and (ii) higher electric power costs of $4.9 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), partially offset by other immaterial variances;
•$14.8 million increase in Depreciation and amortization primarily as a result of an increase in ARO related depreciation, and to a lesser extent, additional assets placed into service;
•$2.6 million increase in Taxes — other than income taxes primarily due to an increase in estimated property taxes;

Management’s Discussion and Analysis (Continued)	Table of Contents
~~•~~Partially offset by a $12.3 million favorable change in Other (income) expense, net driven by the deferral of $12.1 million of ARO related depreciation (offset in Depreciation and amortization resulting in no net impact on our results of operations), partially offset by the unfavorable change of $2.2 million related to a cash out surcharge (offset in Operating Revenues resulting in no net impact on our results of operations).
Other (income) and other expenses had an unfavorable change of $2.2 million (2.9 percent) driven by an increase of $2.3 million in interest expense primarily due to interest incurred on our financing obligation associated with the Leidy South project.

Pipeline Expansion Projects

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

Changes in Internal Control over Financial Reporting

There have been no changes during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Other

The additional information called for by this item is provided in Note 3 – Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part I, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that they are supplemented or modified by the following risk factors.

Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.

Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. The ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to Russia’s actions has had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each subject to a $500 million borrowing sublimit. As of March 31, 2022, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.

Our business could be negatively impacted by acts of terrorism and related disruptions.

Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	May 2, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)