Form 10-Q
period 2022-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2022-08-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Operating Revenues:
Natural gas sales	$43,371	$16,003	$59,016	$30,227
Natural gas transportation	614,043	571,245	1,235,580	1,153,802
Natural gas storage	49,159	41,357	93,317	83,859
Other	3,151	2,634	8,279	7,128
Total operating revenues	709,724	631,239	1,396,192	1,275,016

Operating Costs and Expenses:
Cost of natural gas sales	43,371	16,003	59,016	30,227
Operation and maintenance	129,019	95,831	240,315	191,915
Administrative and general	57,090	46,424	108,639	97,177
Depreciation and amortization	130,670	117,759	263,232	235,556
Taxes — other than income taxes	25,727	24,418	52,841	48,946
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(15,376)	(15,376)
Other (income) expense, net	(7,360)	3,254	(18,248)	4,677
Total operating costs and expenses	370,829	296,001	690,419	593,122

Operating Income	338,895	335,238	705,773	681,894

Other (Income) and Other Expenses:
Interest expense	82,184	80,260	164,621	160,435
Interest income	(4,542)	(1,184)	(5,644)	(2,071)
Allowance for equity and borrowed funds used during construction (AFUDC)	(5,793)	(5,724)	(10,650)	(9,721)
Miscellaneous other (income) expense, net	1,459	1,085	3,458	2,024
Total other (income) and other expenses	73,308	74,437	151,785	150,667

Net Income	$265,587	$260,801	$553,988	$531,227

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	2,010,313	1,669,368
Trade	224,060	234,680
Affiliates	8,731	6,978
Other (less allowance of $6,229 and $6,222 in 2022 and 2021, respectively)	7,335	12,977
Transportation and exchange gas receivables	13,511	7,685
Inventories:
Materials and supplies, at average cost	42,996	41,189
Gas available for customer nomination, at average cost	27,341	12,553
Gas in storage, at original cost	744	695
Regulatory assets	125,672	114,351
Other	8,546	17,058
Total current assets	2,469,249	2,117,534

Property, plant and equipment	17,859,476	17,713,050
Less-Accumulated depreciation and amortization	5,385,537	5,227,128
Total property, plant and equipment, net	12,473,939	12,485,922

Other Assets:
Regulatory assets	307,679	253,081
Right-of-use assets	62,819	68,817
Other	260,743	292,957
Total other assets	631,241	614,855

Total assets	$15,574,429	$15,218,311

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$171,339	$163,001
Affiliates	52,352	69,128
Cash overdrafts	11,591	21,404
Transportation and exchange gas payables	8,575	10,125
Accrued liabilities:
Interest	76,561	76,656
Asset retirement obligations	57,327	58,418
Regulatory liabilities	56,989	57,369
Property and other taxes	27,617	26,470
Customer deposits	20,771	21,004
Customer advances	10,108	14,582
Other	20,136	25,883
Long-term debt due within one year	26,784	25,594
Total current liabilities	540,150	569,634

Long-Term Debt	5,261,979	5,269,024

Other Long-Term Liabilities:
Regulatory liabilities	942,624	932,101
Asset retirement obligations	476,193	459,969
Contract liabilities	189,185	194,464
Lease liability	65,289	68,582
Other	4,313	4,281
Total other long-term liabilities	1,677,604	1,659,397

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	4,960,499
Retained earnings	3,006,197	2,759,757
Total member’s equity	8,094,696	7,720,256

Total liabilities and member’s equity	$15,574,429	$15,218,311

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning of period	$5,088,499	$4,603,499
Cash contributions from parent	—	73,000
Balance at end of period	5,088,499	4,676,499
Retained Earnings:
Balance at beginning of period	2,990,610	2,307,746
Net income	265,587	260,801
Cash distributions to parent	(250,000)	(231,370)
Balance at end of period	3,006,197	2,337,177
Total Member’s Equity	$8,094,696	$7,013,676

	Six Months Ended June 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning of period	$4,960,499	$4,543,499
Cash contributions from parent	128,000	133,000
Balance at end of period	5,088,499	4,676,499
Retained Earnings:
Balance at beginning of period	2,759,757	2,037,320
Net income	553,988	531,227
Cash distributions to parent	(307,548)	(231,370)
Balance at end of period	3,006,197	2,337,177
Total Member’s Equity	$8,094,696	$7,013,676

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$553,988	$531,227
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	263,232	235,556
Allowance for equity funds used during construction (equity AFUDC)	(8,555)	(7,481)
Regulatory credit resulting from tax rate changes	(15,376)	(15,376)
Changes in current assets and liabilities:
Affiliate receivables	(1,753)	(641)
Trade and other accounts receivable	16,255	11,855
Transportation and exchange gas receivables	(5,826)	(4,129)
Inventories	(16,644)	(12,698)
Regulatory assets	(11,321)	(11,912)
Other current assets	8,512	(1,077)
Affiliate payables	(16,776)	14,782
Trade accounts payable	(9,122)	8,135
Transportation and exchange gas payables	(1,550)	1,988
Accrued liabilities	(6,400)	27
Other, including changes in long-term assets and liabilities	(11,571)	34,440
Net cash provided (used) by operating activities	737,093	784,696

FINANCING ACTIVITIES:
Proceeds from other financing obligations	5,148	1,790
Payments on other financing obligations	(12,412)	(10,984)
Payments for debt issuance costs	(16)	(32)
Cash distributions to parent	(307,548)	(231,370)
Cash contributions from parent	128,000	133,000
Net cash provided (used) by financing activities	(186,828)	(107,596)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(185,045)	(231,903)
Contributions and advances for construction costs, net	(2,279)	26,388
Disposal of property, plant and equipment, net	(14,028)	(8,966)
Advances to affiliate, net	(340,945)	(460,120)
Purchase of ARO Trust investments	(10,127)	(17,925)
Proceeds from sale of ARO Trust investments	2,159	15,426
Net cash provided (used) by investing activities	(550,265)	(677,100)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(187,384)	$(235,046)
Changes in related accounts payable and accrued liabilities	2,339	3,143
Capital expenditures	$(185,045)	$(231,903)

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

General

Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2021, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to information from previous years to conform to the current presentation, including a reclassification within Operating Costs and Expenses on the Statement of Net Income to include Cost of natural gas transportation within Operation and maintenance of approximately $13.9 million and $31.5 million for the three and six months ended June 30, 2021, respectively.

Note 2 – Revenue Recognition

Revenue by Category

Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$202,392	$212,958	$205,030	$215,596
Recognized in revenue	(2,641)	(2,641)	(5,279)	(5,279)
Balance at end of period	$199,751	$210,317	$199,751	$210,317

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (six months)	$5,286	$1,268,588
2023 (one year)	10,566	2,369,372
2024 (one year)	10,568	2,201,498
2025 (one year)	10,566	1,872,146
2026 (one year)	10,566	1,585,109
Thereafter	152,199	12,139,572
Total	$199,751	$21,436,285

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At June 30, 2022, we had a balance of approximately $2.7 million for the expense portion of these estimated costs, $0.9 million recorded in Accrued liabilities - Other and $1.8 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities - Other and $1.8 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost additions to Total property, plant, and equipment, net on the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper

Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2022, $1.040 billion was outstanding under Williams’ commercial paper program.

Notes (Continued)	Table of Contents

Other Financing Obligations

Dalton Expansion Project

At June 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $250.6 million and $251.9 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation is $2.6 million and $2.5 million, respectively.

Atlantic Sunrise Project

During the first six months of 2022 and 2021, we received an additional $1.3 million and $1.8 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $796.4 million and $807.1 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $23.4 million and $22.4 million, respectively.

Leidy South Project

During the first six months of 2022, we received an additional $3.9 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $75.0 million and $71.5 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $0.7 million and $0.7 million, respectively.

Note 5 – ARO Trust

We are entitled to collect in rates the amounts necessary to fund our asset retirement obligations (ARO). We deposit monthly, into an external trust account (ARO Trust), the revenues specifically designated for ARO. The ARO Trust carries a moderate risk portfolio. The Money Market Funds held in our ARO Trust are considered investments. The financial instruments held in our ARO Trust are measured at fair value and reported in Other Assets - Other on the Balance Sheet. However, in accordance with ASC Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are ultimately recorded as regulatory assets or liabilities.

Pursuant to the approved stipulation and agreement in Docket No. RP18-1126 the annual funding obligation effective March 31, 2020 is approximately $16.0 million, with deposits made monthly.

Investments within the ARO Trust were as follows (in millions):

	June 30, 2022		December 31, 2021
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$13.9	$13.9	$5.9	$5.9
U.S. Equity Funds	52.6	94.7	52.7	121.4
International Equity Funds	31.7	34.9	31.7	43.2
Municipal Bond Funds	87.7	82.5	87.7	90.0
Total	$185.9	$226.0	$178.0	$260.5

Notes (Continued)	Table of Contents

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2022:
Measured on a recurring basis:
ARO Trust investments	$226.0	$226.0	$226.0	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,288.8)	(5,544.4)	—	(5,544.4)	—

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260.5	$260.5	$260.5	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,294.6)	(6,849.8)	—	(6,849.8)	—

Fair Value Methods

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ARO Trust investments: We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future AROs. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets - Other on the Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 – ARO Trust for more information.

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2022 and December 31, 2021, our advances to Williams totaled approximately $2.0 billion and $1.7 billion, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts.

Notes (Continued)	Table of Contents

Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 1.21 percent at June 30, 2022. The interest income from these advances was $3.3 million and $3.5 million for the three and six months ended June 30, 2022, respectively, and minimal for the three and six months ended June 30, 2021. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $22.6 million and $43.7 million for the three and six months ended June 30, 2022, respectively, and $2.1 million and $4.7 million for the three and six months ended June 30, 2021, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $1.8 million and $7.2 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $4.1 million for the three and six months ended June 30, 2021, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $87.4 million and $167.0 million for the three and six months ended June 30, 2022, respectively, and $75.7 million and $154.5 million for the three and six months ended June 30, 2021, respectively, for these service expenses, which are primarily included in Operation and maintenance and Administrative and general expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $2.1 million and $3.7 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2021, respectively.

During July 2022, we declared and paid a cash distribution of $280.0 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

Results of Operations

This analysis discusses financial results of our operations for the six-month periods ended June 30, 2022 and 2021. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

During the first six months of 2022, we recognized Net Income of $554.0 million compared to $531.2 million recognized during the first six months of 2021. The significant components of this year-over-year increase of $22.8 million (4.3 percent) are discussed further below.

Natural gas sales revenues increased $28.8 million due to higher cash-out volumes and pricing.

Natural gas transportation revenues increased $81.8 million (7.1 percent), which was primarily attributable to:

•$51.4 million from our Leidy South project from additional capacity placed into service during the second half of 2021;
•$13.5 million higher electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations;
•$9.2 million from a combination of higher short-term firm transportation and overall demand;
•$4.1 million higher commodity revenues; and
•$3.6 million higher revenues related to a cash out surcharge (offset in Operating Costs and Expenses resulting in no net impact on our results of operations).
Natural gas storage revenues increased $9.5 million (11.3 percent) primarily due to an increase in rates that became effective during the second quarter of 2022.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $68.5 million (12.2 percent). This increase was primarily attributable to:

•$48.4 million increase in Operation and maintenance costs primarily resulting from (i) increased transportation costs of $20.0 million associated with Leidy South, (ii) higher electric power costs of $13.5 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), (iii) higher storage costs of $8.4 million (offset in Operating Revenues resulting in no net impact on our results of operations) and (iv) higher employee-related labor and benefit costs of $5.9 million;

Management’s Discussion and Analysis (Continued)	Table of Contents
•$11.5 million increase in Administrative and general expenses resulting mostly from an unfavorable change in allocated corporate expenses and employee-related labor and benefit costs;
•$27.7 million increase in Depreciation and amortization primarily as a result of an increase in ARO-related depreciation, and to a lesser extent, additional assets placed into service; and
•$3.9 million increase in Taxes — other than income taxes primarily due to an increase in estimated property taxes as a result of valuation increases;
~~•~~Partially offset by a $22.9 million favorable change in Other (income) expense, net driven by the deferral of $21.5 million of ARO-related depreciation (offset in Depreciation and amortization resulting in no net impact on our results of operations), partially offset by the unfavorable change of $3.6 million related to a cash out surcharge (offset in Operating Revenues resulting in no net impact on our results of operations).
Other (income) and other expenses had an unfavorable change of $1.1 million driven by an increase of $4.2 million in interest expense primarily due to interest incurred on our financing obligation associated with the Leidy South project, partially offset by an increase of $3.5 million in affiliated interest income on our advances to Williams due to rising interest rates.

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

Southside Reliability Enhancement

The Southside Reliability Enhancement Project is an incremental expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. The expansion project will add a total of approximately 423 Mdth/d of capacity. We plan to place the project into service as early as the 2024/2025 winter heating season assuming timely receipt of all necessary regulatory approvals. We filed our certificate application for the project with the FERC on May 23, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q, as filed with the SEC on May 2, 2022, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	August 1, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)