Form 10-Q
period 2022-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2022-10-31
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Operating Revenues:
Natural gas sales	$80,678	$19,506	$139,694	$49,733
Natural gas transportation	635,274	600,615	1,870,854	1,754,417
Natural gas storage	49,629	41,950	142,946	125,809
Other	5,999	3,814	14,278	10,942
Total operating revenues	771,580	665,885	2,167,772	1,940,901

Operating Costs and Expenses:
Cost of natural gas sales	80,678	19,506	139,694	49,733
Operation and maintenance	148,812	110,746	389,127	302,661
General and administrative	57,640	55,085	166,279	152,262
Depreciation and amortization	126,189	122,159	389,421	357,715
Taxes — other than income taxes	24,822	23,235	77,663	72,181
Regulatory charge (credit) resulting from tax rate changes	6,336	(7,688)	(9,040)	(23,064)
Other (income) expense, net	15,307	9,310	(2,941)	13,987
Total operating costs and expenses	459,784	332,353	1,150,203	925,475

Operating Income	311,796	333,532	1,017,569	1,015,426

Other (Income) and Other Expenses:
Interest expense	81,465	80,328	246,086	240,763
Interest income	(12,070)	(1,092)	(17,714)	(3,163)
Allowance for equity and borrowed funds used during construction (AFUDC)	(7,687)	(7,080)	(18,337)	(16,801)
Miscellaneous other (income) expense, net	2,897	1,365	6,355	3,389
Total other (income) and other expenses	64,605	73,521	216,390	224,188

Net Income	$247,191	$260,011	$801,179	$791,238

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,911,466	1,669,368
Trade	222,644	234,680
Affiliates	6,708	6,978
Other (less allowance of $6,229 and $6,222 in 2022 and 2021, respectively)	9,585	12,977
Transportation and exchange gas receivables	7,373	7,685
Inventories:
Materials and supplies, at average cost	44,509	41,189
Gas available for customer nomination, at average cost	73,502	12,553
Gas in storage, at original cost	880	695
Regulatory assets	136,312	114,351
Other	26,343	17,058
Total current assets	2,439,322	2,117,534

Property, plant and equipment	17,998,902	17,713,050
Less-Accumulated depreciation and amortization	5,463,516	5,227,128
Total property, plant and equipment, net	12,535,386	12,485,922

Other Assets:
Regulatory assets	318,447	253,081
Right-of-use assets	59,704	68,817
Other	253,124	292,957
Total other assets	631,275	614,855

Total assets	$15,605,983	$15,218,311

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$195,052	$163,001
Affiliates	60,573	69,128
Cash overdrafts	11,676	21,404
Transportation and exchange gas payables	12,456	10,125
Accrued liabilities:
Interest	50,398	76,656
Asset retirement obligations	25,909	58,418
Regulatory liabilities	57,063	57,369
Property and other taxes	44,861	26,470
Customer deposits	21,653	21,004
Customer advances	15,004	14,582
Other	22,435	25,883
Long-term debt due within one year	27,729	25,594
Total current liabilities	544,809	569,634

Long-Term Debt	5,256,305	5,269,024

Other Long-Term Liabilities:
Regulatory liabilities	962,124	932,101
Asset retirement obligations	527,169	459,969
Contract liabilities	186,541	194,464
Lease liability	63,876	68,582
Other	3,272	4,281
Total other long-term liabilities	1,742,982	1,659,397

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	4,960,499
Retained earnings	2,973,388	2,759,757
Total member’s equity	8,061,887	7,720,256

Total liabilities and member’s equity	$15,605,983	$15,218,311

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning of period	$5,088,499	$4,676,499
Cash contributions from parent	—	139,000
Balance at end of period	5,088,499	4,815,499
Retained Earnings:
Balance at beginning of period	3,006,197	2,337,177
Net income	247,191	260,011
Cash distributions to parent	(280,000)	(56,558)
Balance at end of period	2,973,388	2,540,630
Total Member’s Equity	$8,061,887	$7,356,129

	Nine Months Ended September 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning of period	$4,960,499	$4,543,499
Cash contributions from parent	128,000	272,000
Balance at end of period	5,088,499	4,815,499
Retained Earnings:
Balance at beginning of period	2,759,757	2,037,320
Net income	801,179	791,238
Cash distributions to parent	(587,548)	(287,928)
Balance at end of period	2,973,388	2,540,630
Total Member’s Equity	$8,061,887	$7,356,129

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$801,179	$791,238
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	389,421	357,715
Allowance for equity funds used during construction (equity AFUDC)	(14,815)	(12,959)
Regulatory credit resulting from tax rate changes	(9,040)	(23,064)
Changes in current assets and liabilities:
Affiliate receivables	270	(5,391)
Trade and other accounts receivable	15,421	6,238
Transportation and exchange gas receivables	312	(1,189)
Inventories	(64,454)	(6,585)
Regulatory assets	(21,961)	(19,077)
Other current assets	(9,285)	(5,405)
Affiliate payables	(8,555)	52,098
Trade accounts payable	14,040	24,841
Transportation and exchange gas payables	2,331	1,988
Accrued liabilities	(43,481)	22,009
Other, including changes in long-term assets and liabilities	34,779	(7,458)
Net cash provided (used) by operating activities	1,086,162	1,174,999

FINANCING ACTIVITIES:
Proceeds from other financing obligations	6,193	1,790
Payments on other financing obligations	(18,886)	(16,663)
Payments for debt issuance costs	(16)	(59)
Cash distributions to parent	(587,548)	(287,928)
Cash contributions from parent	128,000	272,000
Net cash provided (used) by financing activities	(472,257)	(30,860)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(339,028)	(355,662)
Contributions and advances for construction costs, net	(1,545)	34,102
Disposal of property, plant and equipment, net	(21,876)	(20,545)
Advances to affiliate, net	(242,098)	(805,566)
Purchase of ARO Trust investments	(15,268)	(23,174)
Proceeds from sale of ARO Trust investments	5,910	26,706
Net cash provided (used) by investing activities	(613,905)	(1,144,139)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(346,056)	$(378,004)
Changes in related accounts payable and accrued liabilities	7,028	22,342
Capital expenditures	$(339,028)	$(355,662)

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

General

Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2021, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements. Certain reclassifications have been made to information from previous periods to conform to the current presentation on the statement of cash flows within operating activities, with no net impact to cash provided by operating activities.

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

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$199,751	$210,317	$205,030	$215,596
Recognized in revenue	(2,643)	(2,643)	(7,922)	(7,922)
Balance at end of period	$197,108	$207,674	$197,108	$207,674

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (three months)	$2,643	$639,996
2023 (one year)	10,566	2,483,190
2024 (one year)	10,568	2,316,881
2025 (one year)	10,566	2,101,046
2026 (one year)	10,566	1,685,047
Thereafter	152,199	12,269,566
Total	$197,108	$21,495,726

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At September 30, 2022, we had a balance of approximately $2.8 million for the expense portion of these estimated costs, $1.0 million recorded in Accrued liabilities - Other and $1.8 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had a balance of approximately $2.5 million for the expense portion of these estimated costs, $0.7 million recorded in Accrued liabilities - Other and $1.8 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper

Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2022, Williams had no outstanding commercial paper.

Notes (Continued)	Table of Contents

Other Financing Obligations

Dalton Expansion Project

At September 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $250.0 million and $251.9 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $2.7 million and $2.5 million, respectively.

Atlantic Sunrise Project

During the first nine months of 2022 and 2021, we received an additional $1.9 million and $1.8 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $790.9 million and $807.1 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $23.9 million and $22.4 million, respectively.

Leidy South Project

During the first nine months of 2022, we received an additional $4.2 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2022 and December 31, 2021, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $74.7 million and $71.5 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.1 million and $0.7 million, respectively.

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

Investments within the ARO Trust were as follows (in millions):

	September 30, 2022		December 31, 2021
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$15.3	$15.3	$5.9	$5.9
U.S. Equity Funds	52.6	90.1	52.7	121.4
International Equity Funds	31.7	31.0	31.7	43.2
Municipal Bond Funds	87.7	79.8	87.7	90.0
Total	$187.3	$216.2	$178.0	$260.5

Notes (Continued)	Table of Contents

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2022:
Measured on a recurring basis:
ARO Trust investments	$216.2	$216.2	$216.2	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,284.0)	(5,202.4)	—	(5,202.4)	—

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260.5	$260.5	$260.5	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,294.6)	(6,849.8)	—	(6,849.8)	—

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

Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton, Atlantic Sunrise and Leidy South projects were determined using an income approach (see Note 4 – Debt and Financing Arrangements).

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2022 and December 31, 2021, our advances to Williams totaled approximately $1.9 billion and $1.7 billion, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts.

Notes (Continued)	Table of Contents

Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 2.74 percent at September 30, 2022. The interest income from these advances was $10.9 million and $14.4 million for the three and nine months ended September 30, 2022, respectively, and minimal for the three and nine months ended September 30, 2021. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $25.1 million and $68.8 million for the three and nine months ended September 30, 2022, respectively, and $15.4 million and $20.1 million for the three and nine months ended September 30, 2021, respectively. The rates charged to provide sales and services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $7.2 million and $14.4 million for the three and nine months ended September 30, 2022, respectively, and $1.4 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $88.9 million and $255.9 million for the three and nine months ended September 30, 2022, respectively, and $82.1 million and $237.8 million for the three and nine months ended September 30, 2021, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $2.9 million and $6.6 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2021, respectively.

During October 2022, we declared and paid a cash distribution of $250.0 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Financial Statements, Notes and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

Results of Operations

This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2022 and 2021. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

During the first nine months of 2022, we recognized Net Income of $801.2 million compared to $791.2 million recognized during the first nine months of 2021. The significant components of this year-over-year increase of $10.0 million (1.3 percent) are discussed further below.

Natural gas sales revenues increased $90.0 million due to higher cash-out volumes and pricing.

Natural gas transportation revenues increased $116.4 million (6.6 percent), which was primarily attributable to:

•$77.0 million from our Leidy South project from additional capacity placed fully in service in December 2021;
•$23.9 million higher electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations;
•$10.9 million from a combination of higher short-term firm transportation and overall demand; and
•$8.2 million higher commodity revenues.
Natural gas storage revenues increased $17.1 million (13.6 percent) primarily due to an increase in rates that became effective during the second quarter of 2022.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $134.8 million (15.4 percent). This increase was primarily attributable to:

•$86.5 million increase in Operation and maintenance costs primarily resulting from (i) increased transportation costs of $28.8 million associated with Leidy South, (ii) higher electric power costs of $23.9 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), (iii) higher third-party storage costs of $16.0 million (offset in Operating Revenues resulting in no net impact on our results of operations), (iv) higher employee-related labor and benefit costs of $8.3 million and (v) $7.5 million increase in routine operation and maintenance expense from higher costs related to outside services for painting, pipeline inspection and bridge repairs, and higher compressor station maintenance costs;

Management’s Discussion and Analysis (Continued)	Table of Contents
•$14.0 million increase in General and administrative expenses resulting mostly from an unfavorable change in allocated corporate expenses and employee-related labor and benefit costs;
•$31.7 million increase in Depreciation and amortization primarily as a result of an increase in ARO-related depreciation, and to a lesser extent, additional assets placed into service;
•$5.5 million increase in Taxes — other than income taxes primarily due to an increase in estimated property taxes as a result of valuation increases; and
•$14.0 million unfavorable change in Regulatory charge (credit) resulting from tax rate changes associated with a decrease in our estimated state deferred taxes;
~~•~~Partially offset by a $16.9 million favorable change in Other (income) expense, net driven by the deferral of $23.4 million of ARO-related depreciation (offset in Depreciation and amortization resulting in no net impact on our results of operations), a favorable change of $4.5 million related to a cash out surcharge (offset in Operating Revenues resulting in no net impact on our results of operations) and a $3.9 million decrease in project development costs primarily due to the capitalization of feasibility costs, partially offset by an $18.7 million charge related to storage cavern abandonments at our Eminence facility.
Other (income) and other expenses had a favorable change of $7.8 million driven by an increase of $14.3 million in affiliated interest income on our advances to Williams due to rising interest rates, partially offset by an increase of $5.3 million in interest expense primarily due to interest incurred on our financing obligation associated with the Leidy South project.

Pipeline Expansion Projects

Regional Energy Access

The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We filed our certificate application for the project with the FERC on March 26, 2021. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 thousand dekatherms per day (Mdth/d).

Southside Reliability Enhancement

The Southside Reliability Enhancement Project is an incremental expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We filed our certificate application for the project with the FERC on May 23, 2022. We plan to place the project into service as early as the 2024/2025 winter heating season assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423.4 Mdth/d.

Texas to Louisiana Energy Pathway

The Texas to Louisiana Energy Pathway Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We filed our certificate application for the project with the FERC on August 9, 2022. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364.4 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.

Management’s Discussion and Analysis (Continued)	Table of Contents
Southeast Energy Connector

The Southeast Energy Connector Project is an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We filed our certificate application for the project with the FERC on August 22, 2022. We plan to place the project into service in the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

Commonwealth Energy Connector

The Commonwealth Energy Connector Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. We filed our certificate application for the project with the FERC on August 24, 2022. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 105 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Dated:	October 31, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)