Form 10-K
period 2022-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2023-02-27
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7584

Transcontinental Gas Pipe Line Company, LLC
(Exact name of registrant as specified in its charter)

Delaware	74-1079400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 713-215-2000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
DOCUMENTS INCORPORATED BY REFERENCE: None
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Bcf: One billion cubic feet of natural gas
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth/d: One million dekatherms per day
Government and Regulatory:
EPA: U.S. Environmental Protection Agency
Exchange Act: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
Other:
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
At December 31, 2022, our natural gas pipeline had a design capacity of approximately 18.6 MMdth/d. The system is comprised of approximately 9,700 miles of mainline and branch transmission pipelines, 59 compressor stations, four underground storage fields and one LNG storage facility. Compression facilities at sea level rated capacity total approximately 2.4 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system or market areas and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 188 Bcf of natural gas. At December 31, 2022, our customers had stored in our facilities approximately 127 Bcf of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our largest customer in 2022 was Dominion Energy, Inc., which accounted for approximately 10 percent of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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
PIPELINE PROJECTS
The pipeline projects listed below are significant future pipeline projects for which we have customer commitments. In 2023, we expect to invest capital of approximately $245 million in pipeline projects.

Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In January 2023, we received approval from the FERC for the project. We plan to place the full project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.

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

Texas to Louisiana Energy Pathway

The Texas to Louisiana Energy Pathway Project involves an expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We filed our certificate application for the project with the FERC on August 9, 2022. We plan to place the project into service as early as the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364.4 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.

Southeast Energy Connector

The Southeast Energy Connector Project is an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We filed our certificate application for the project with the FERC on August 22, 2022. We plan to place the project into service in the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

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
REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.5 million per day for each violation of its rules.
Updated Certificate Policy Statement and Interim Greenhouse Gas (GHG) Policy Statement On February 18, 2022, the FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which provides an analytical framework for how the FERC will consider whether a project is in the public convenience and necessity and explains that the FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how the FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. The FERC sought comment on all aspects of the policy statements, including the approach to assessing the significance of the proposed project’s contribution to climate change. On March 24, 2022, the FERC issued an order converting the Updated Certificate Policy Statement and the Interim GHG Policy Statement into draft policy statements and announcing that it will not apply either policy statement to pending applications or applications filed before the FERC issues any final guidance on the policy statements. The FERC has not yet issued final guidance on the policy statements.
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
For additional information regarding the potential impact of federal, state, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data — Note 4 – Contingent Liabilities and Commitments of Notes to Financial Statements.
Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES Act) of 2016 and 2020, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In October 2019, PHMSA published the first of three rules that would be a part of the Mega Rule. The Mega Rule was more than 10 years in the making and since October 2019, PHMSA has also published Rules 2 and 3 as a part of the Mega Rule implementation. At the end of 2021, PHMSA published Rule 3 of the Mega Rule with an implementation date in May 2022. Rule 3 was also called The Gas Gathering Rule and expanded Federal Pipeline Safety oversight to more than 400,000 miles of pipeline across all operators. The rule established Federal pipeline safety oversight on previously unregulated gas gathering pipelines. New regulations in Rule 3 include requirements for public awareness, emergency response, damage prevention, incident notification, and annual reporting. As a result we revised numerous procedures and are now reporting based on the expanded scope as required. In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Certain portions of Rule 2 go into effect in May 2023 with the remaining portions taking effect in February 2024. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. We are evaluating procedures that will need to be updated to maintain compliance and are also analyzing anticipated cost impacts.
PHMSA’s new rule, Requirement of Valve Installation and Minimum Rupture Detection Standards, went into effect in October 2022. The rupture monitoring and emergency response standards are applicable to existing pipelines, but the installation of rupture mitigation valves (RMVs) is not retroactive and only applies to new pipelines and significant pipeline replacements. This new rule establishes criteria for how operators must monitor and respond to potential ruptures on their system. It also outlines requirements for the installation of RMVs or Alternative Equivalent Technology to allow for quicker isolation after an incident has occurred. In response to the new regulation we have updated all applicable procedures and are developing implementation plans as a result of the rulemaking.

Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require pipeline operators to develop an integrity management program for pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2023 associated with this program to be approximately $96 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01B (Security Directive 1B) on May 29, 2022, which requires that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 24 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. On July 27, 2022, the TSA issued Security Directive Pipeline-2021-02C (Security Directive 2C), which requires owners/operators of critical pipelines to (1) establish and implement a TSA-approved Cybersecurity Implementation Plan that describes the specific cybersecurity measures employed and the schedule for achieving the cybersecurity outcomes described in Security Directive 2C; (2) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption or other significant impacts from a cybersecurity incident; and (3) establish a Cybersecurity Assessment Program and submit an annual plan describing how the effectiveness of cybersecurity measures will be assessed. We have established and received TSA approval for our Cybersecurity Implementation Plan and are compliant with the remaining requirements established in Security Directives 1B and 2C. New regulations or security directives issued by TSA may impose additional requirements applicable to our cybersecurity program, which could cause us to incur increased capital and operating costs and operational delays. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
EMPLOYEES
Transco has no employees. Operations, management and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. Please see Part II, Item 8. Financial Statements and Supplementary Data — Note 1 – Summary of Significant Accounting Policies and Note 9 – Transactions with Major Customers and Affiliates of Notes to Financial Statements.

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
•Rate case filings;
•Natural gas prices, supply, and demand; and
•Demand for our services.
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
•Acts of terrorism, cybersecurity incidents, and related disruptions; and
•Additional risks described in our filings with the SEC.
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
•Fires, blowouts, cratering, and explosions; and
•Security risks, including cybersecurity.
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
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

•The level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, renewable resources, coal, fuel oils, or nuclear energy;
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
Our ability to maintain and expand our business depends on the level of drilling and production predominately by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including permitting and environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (ESG) practices. Investor advocacy groups, institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG (as proponents or opponents) and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in Williams’ 2021 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2022, our largest customer was Dominion Energy, Inc., which accounted for approximately 10 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns, including due to inflation, could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
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
Our total outstanding long-term debt (including current portion) as of December 31, 2022 was $5.28 billion.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity and Part II, Item 8. Financial Statements and Supplementary Data — Note 5 – Debt and Financing Arrangements of Notes to Financial Statements.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. The ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to Russia’s actions has had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2022, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor, may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, including members of senior management, results of operations could be negatively impacted.
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
Other
The additional information called for by this item is provided in Part II, Item 8. Financial Statements and Supplementary Data — Note 4 – Contingent Liabilities and Commitments of Notes to Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by Williams.
Distributions totaling $838 million and $344 million were declared and paid by us to our parent during the years ended December 31, 2022 and 2021, respectively. In January 2023, we declared and paid a distribution to our parent of $310 million.
During the years ended December 31, 2022 and 2021, our parent made contributions to us totaling $128 million and $417 million, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis of critical accounting estimates, results of operations and capital resources and liquidity should be read in conjunction with the financial statements and notes thereto included within Part II, Item 8 of this report.
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
Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee-related benefits, environmental costs, negative salvage, asset retirement obligations (ARO) and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected on the Balance Sheet is $422.7 million at December 31, 2022. The aggregate amount of regulatory liabilities reflected on the Balance Sheet is

$1,021.0 million at December 31, 2022. A summary of regulatory assets and liabilities is included in Note 11 – Regulatory Assets and Liabilities of Notes to Financial Statements.
Results of Operations
This analysis discusses financial results of our operations for the years 2022 and 2021. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
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
We recognized Net Income of $1,099.7 million in 2022 compared to $1,066.2 million in 2021. The significant components of this year-over-year increase of $33.5 million (3 percent) are discussed further below.
Natural gas sales increased $91.1 million (103 percent) due to higher cash out volumes and pricing (offset in Operating Costs and Expenses resulting in no net impact on our results of operations).
Natural gas transportation increased $124.0 million (5 percent), which was primarily due to:
•$90.2 million from additional Leidy South project capacity placed fully in service in December 2021;
•$23.2 million higher electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations;
•$12.7 million from a combination of higher short-term firm transportation and overall demand; and
•$10.6 million higher commodity fee revenues; partially offset by
•$12.7 million lower revenues related to a cash out surcharge (offset in Operating Costs and Expenses resulting in no net impact on our results of operations).
Natural gas storage increased $25.1 million (15 percent) primarily due to an increase in rates that became effective in the second quarter of 2022, which are offset in Operation and maintenance resulting in no net impact on our results of operations.
Other revenues increased $14.1 million (72 percent) due primarily to higher park and loan services.
Operating Costs and Expenses, excluding Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $160.1 million (13 percent). This increase was primarily attributable to:
•$117.0 million increase in Operation and maintenance costs primarily resulting from (i) increased transportation costs of $37.5 million associated with the Leidy South project, (ii) higher electric power costs of $23.2 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), (iii) higher third-party storage costs of $23.8 million (offset in Operating Revenues resulting in no net impact on our results of operations), (iv) $20.5 million increase in routine operation and maintenance expense primarily from higher costs related to outside services for painting, pipeline inspection and bridge repairs, and higher compressor station maintenance; and (v) $5.2 million higher employee-related labor and benefit costs;
•$4.2 million increase in General and administrative expenses primarily due to an unfavorable change in allocated corporate expenses associated with an increase in information technology costs;

•$23.4 million increase in Depreciation and amortization costs primarily as a result of an increase in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations) and additional assets placed into service;
•$5.2 million increase in Taxes - other than income taxes primarily due to an increase in property taxes as a result of valuation increases; and
•$14.0 million unfavorable change in Regulatory credit resulting from tax rate changes associated with a decrease in our estimated state deferred taxes; partially offset by
•$1.4 million favorable change in Other (income) expense, net primarily due to favorable changes associated with (i) the deferral of $12.9 million of ARO-related depreciation (offset in Depreciation and amortization resulting in no net impact on our results of operations), (ii) a cash out surcharge of $12.6 million (offset in Operating Revenues resulting in no net impact on our results of operations), (iii) $6.1 million decrease in project-related costs driven by the absence of a charge in the prior year and the capitalization of feasibility costs and (iv) $0.8 million of various other immaterial items, partially offset by (v) $31.0 million of charges related to storage cavern abandonments and monitoring at our Eminence facility.
Other (Income) and Other Expenses had a favorable change of $30.4 million (10 percent) driven by an increase in affiliated interest income on our advances to Williams due to rising interest rates and favorable changes in AFUDC as a result of higher capitalized construction costs, partially offset by an increase in interest expense primarily due to interest incurred on our financing obligation associated with the Leidy South project.
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, advances from Williams, accessing capital markets, and, if required, borrowings under the credit facility described below.
We may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. We anticipate that we will be able to access public and private debt markets on terms commensurate with our credit ratings to finance our capital requirements, when needed.
We, along with Williams and Northwest Pipeline LLC, are co-borrowers under a $3.75 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $500 million. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Northwest Pipeline LLC. See Note 5 – Debt and Financing Arrangements of Notes to Financial Statements for further discussion of the credit facility.
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2022 and 2021, our advances to Williams totaled approximately $1.8 billion and $1.7 billion, respectively. These advances are represented by demand notes.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2023 capital expenditures will be approximately $245 million for expansion projects and $414 million for maintenance projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2022, our debt portfolio included only fixed rate debt, which mitigates the impact of fluctuations in interest rates. The following table provides information about our long-term debt, including current maturities, as of December 31, 2022. The following table presents principal cash flows and weighted-average interest rates by expected maturity dates.

	2023	2024	2025	2026	2027	Thereafter	Total (1)	Fair Value December 31, 2022
	(Millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$—	$1,208	$—	$2,975	$4,183	$3,842
Weighted-average interest rate	5.20%	5.20%	5.20%	4.44%	4.17%	4.42%

Other financing obligation:
Fixed rate	$29	$31	$34	$37	$41	$967	$1,139	$1,520
Weighted-average interest rate	9.19%	9.20%	9.20%	9.21%	9.21%	9.25%
____________________________
(1) Excludes unamortized discount/premium and debt issuance costs.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2022 and 2021, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Regulatory Assets and Liabilities
As discussed in Note 1 to the financial statements, the Company is an interstate natural gas transmission company that is regulated by the Federal Energy Regulatory Commission (“FERC”) and applies accounting principles in Topic 980 for regulated operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates.
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
Houston, Texas
February 27, 2023

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Operating Revenues:
Natural gas sales	$179,410	$88,328	$80,351
Natural gas transportation	2,502,959	2,378,940	2,241,760
Natural gas storage	192,899	167,800	161,956
Other	33,867	19,732	20,246
Total operating revenues	2,909,135	2,654,800	2,504,313

Operating Costs and Expenses:
Cost of natural gas sales	179,410	88,328	80,351
Operation and maintenance	530,871	413,882	376,747
General and administrative	224,539	220,378	184,768
Depreciation and amortization	512,969	489,524	463,757
Taxes — other than income taxes	97,881	92,661	83,687
Impairment of assets	—	2,336	170,128
Regulatory credit resulting from tax rate changes	(16,728)	(30,752)	(30,752)
Other (income) expense, net	9,709	11,105	5,461
Total operating costs and expenses	1,538,651	1,287,462	1,334,147

Operating Income	1,370,484	1,367,338	1,170,166

Other (Income) and Other Expenses:
Interest expense	327,226	322,698	312,343
Interest income	(35,843)	(4,714)	(4,397)
Allowance for equity and borrowed funds used during construction (AFUDC)	(28,248)	(22,125)	(22,648)
Miscellaneous other (income) expense, net	7,663	5,311	4,832
Total other (income) and other expenses	270,798	301,170	290,130

Net Income	1,099,686	1,066,168	880,036

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet

	December 31,
	2022	2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,813,480	1,669,368
Trade	264,959	234,680
Affiliates	8,205	6,978
Other (less allowance of $— and $6,222 in 2022 and 2021, respectively)	2,795	12,977
Transportation and exchange gas receivables	9,256	7,685
Inventories:
Materials and supplies, at average cost	43,738	41,189
Gas available for customer nomination, at average cost	48,289	12,553
Gas in storage, at original cost	1,079	695
Regulatory assets	123,903	114,351
Other	32,838	17,058
Total current assets	2,348,542	2,117,534

Property, plant and equipment	18,239,745	17,713,050
Less-Accumulated depreciation and amortization	5,552,377	5,227,128
Total property, plant and equipment, net	12,687,368	12,485,922

Other Assets:
Regulatory assets	298,793	253,081
Right-of-use assets	59,235	68,817
Other	265,651	292,957
Total other assets	623,679	614,855

Total assets	$15,659,589	$15,218,311
(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet

	December 31,
	2022	2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$184,906	$163,001
Affiliates	54,303	69,128
Cash overdrafts	13,589	21,404
Transportation and exchange gas payables	5,140	10,125
Accrued liabilities:
Interest	76,255	76,656
Asset retirement obligations	27,484	58,418
Regulatory liabilities	57,047	57,369
Property and other taxes	30,526	26,470
Customer deposits	28,498	21,004
Customer advances	11,535	14,582
Other	20,462	25,883
Long-term debt due within one year	28,532	25,594
Total current liabilities	538,277	569,634

Long-Term Debt	5,251,799	5,269,024

Other Long-Term Liabilities:
Regulatory liabilities	963,969	932,101
Asset retirement obligations	535,479	459,969
Contract liabilities	183,898	194,464
Lease liability	63,074	68,582
Other	12,699	4,281
Total other long-term liabilities	1,759,119	1,659,397

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	5,088,499	4,960,499
Retained earnings	3,021,895	2,759,757
Total member’s equity	8,110,394	7,720,256

Total liabilities and member’s equity	$15,659,589	$15,218,311

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Member's Capital:
Balance at beginning of period	$4,960,499	$4,543,499	$4,428,499
Cash contributions from parent	128,000	417,000	115,000
Balance at end of period	5,088,499	4,960,499	4,543,499
Retained Earnings:
Balance at beginning of period	2,759,757	2,037,320	2,177,284
Net income	1,099,686	1,066,168	880,036
Cash distributions to parent	(837,548)	(343,731)	(1,020,000)
Balance at end of period	3,021,895	2,759,757	2,037,320

Total Member's Equity	$8,110,394	$7,720,256	$6,580,819
See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
OPERATING ACTIVITIES:
Net income	$1,099,686	$1,066,168	$880,036
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	512,969	489,524	463,757
Impairment of assets	—	2,336	170,128
Allowance for equity funds used during construction (equity AFUDC)	(22,962)	(17,080)	(14,889)
Regulatory credit resulting from tax rate changes	(16,728)	(30,752)	(30,752)
Changes in current assets and liabilities:
Affiliate receivables	(1,227)	(5,967)	(342)
Trade and other accounts receivable	(20,095)	(15,355)	14,742
Transportation and exchange gas receivables	(1,571)	(3,058)	1,733
Inventories	(38,669)	1,860	8,695
Regulatory assets	(9,552)	(51,490)	6,579
Other current assets	(15,780)	(3,211)	(2,607)
Affiliate payables	(14,825)	36,452	(15,064)
Trade accounts payable	20,873	953	(915)
Transportation and exchange gas payables	(4,985)	8,220	(2,056)
Accrued liabilities	(25,528)	(6,585)	44,723
Reserve for rate refunds	—	—	(188,842)
Other, including changes in long-term assets and liabilities	54,390	(23,359)	(41,349)
Net cash provided (used) by operating activities	1,515,996	1,448,656	1,293,577
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	1,195,629
Proceeds from other financing obligations	8,506	3,297	8,725
Payments on other financing obligations	(25,623)	(22,635)	(20,366)
Payments for debt issuance costs	(16)	(59)	(11,441)
Cash distributions to parent	(837,548)	(343,731)	(1,020,000)
Cash contributions from parent	128,000	417,000	115,000
Advances from affiliate, net	—	—	(252,549)
Net cash provided (used) by financing activities	(726,681)	53,872	14,998
INVESTING ACTIVITIES:
Property, plant and equipment;
Capital expenditures (1)	$(602,969)	$(481,280)	$(649,459)
Contributions and advances for construction costs	953	36,945	35,284
Disposal of property, plant and equipment, net	(32,724)	(32,565)	(43,900)
Advances to affiliate, net	(144,112)	(1,026,634)	(642,734)
Purchase of ARO Trust investments	(20,797)	(28,804)	(53,357)
Proceeds from sale of ARO Trust investments	10,334	29,810	45,591
Net cash provided (used) by investing activities	(789,315)	(1,502,528)	(1,308,575)
Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
____________________________
(1) Increase to property, plant and equipment, exclusive of equity AFUDC	$(587,203)	$(512,293)	$(582,896)
Changes in related accounts payable and accrued liabilities	(15,766)	31,013	(66,563)
Capital expenditures	$(602,969)	$(481,280)	$(649,459)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (exclusive of amount capitalized)	$325,563	$313,828	$299,470
Income taxes	67	127	352
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
Summary of Significant Accounting Policies
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee- related benefits, environmental costs, negative salvage, asset retirement obligations (ARO), and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
Basis of Presentation
Williams’ acquisition of us in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

December 31, 2022, the remaining property, plant and equipment allocation was approximately $0.4 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2022 and 2021, we had no such rate refund liabilities.
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
Contract Liabilities
Our contract liabilities consist of advance payments from customers, which include prepayments, and other billings for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied, which is primarily straight-line over the remaining contractual service periods, and are classified as current or non-current according to when such amounts are expected to be recognized. Current and non-current contract liabilities are included within Accrued Liabilities and Other Long-Term Liabilities - Contract liabilities, respectively, in our Balance Sheet.
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
Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 30 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their economic benefit and potential for rate recovery. We believe that expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and such expenditures would be permitted to be recovered through rates with limited exceptions.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

The following table presents Total property, plant and equipment, net as presented on the Balance Sheet:

	Depreciation Rate	December 31,
		2022	2021
		(Thousands)
Onshore transmission facilities	2.50% - 7.13%	$15,379,968	$15,247,142
Offshore transmission facilities	1.25%	639,354	666,376
Storage facilities	1.86% - 2.05%	814,882	796,838
Gathering facilities	0% - 1.00%	176,305	176,240
Construction in progress	Not applicable	661,033	264,381
Other	1.77% - 20.00%	568,203	562,073
Property, plant and equipment		18,239,745	17,713,050
Less-Accumulated depreciation and amortization		5,552,377	5,227,128
Total property, plant and equipment, net		$12,687,368	$12,485,922

We record a liability and increase the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurements of ARO include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. The ARO asset is depreciated in a manner consistent with the expected timing of the future abandonment of the underlying physical assets. We measure changes in the liability due to passage of time by applying an interest method of allocation. The depreciation of the ARO asset and accretion of the ARO liability are generally recognized as an increase to a regulatory asset, as management expects to recover such amounts in future rates. The regulatory asset is amortized commensurate with our collection of these costs in rates.
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in our financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
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
NOTES TO FINANCIAL STATEMENTS – (Continued)

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $5.2 million, $5.0 million, and $7.7 million, for 2022, 2021 and 2020, respectively. The allowance for equity funds was $23.0 million, $17.1 million, and $14.9 million, for 2022, 2021 and 2020, respectively.
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
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2022 and 2021. The balance of our allowance for doubtful accounts at December 31, 2022 and 2021 was zero and $6.2 million, respectively. The balance at December 31, 2021 was primarily related to non-trade receivables.
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash (see Deferred Cash Out below) or through the receipt or delivery of gas in the future and are recorded in the accompanying Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three-year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These imbalances have been classified as current assets and current liabilities at December 31, 2022 and 2021. We utilize the average cost method of accounting for gas imbalances.
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
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2022 and 2021.
Contingent Liabilities
We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions or estimates.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas sales, Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$205,030	$215,596
Recognized in revenue	(10,566)	(10,566)
Balance at end of period	$194,464	$205,030
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (one year)	$10,566	$2,507,110
2024 (one year)	10,568	2,334,862
2025 (one year)	10,566	2,232,045
2026 (one year)	10,566	1,686,291
2027 (one year)	10,566	1,643,610
Thereafter	141,632	10,631,993
Total	$194,464	$21,035,911
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 3 – Leases
We are a lessee through non-cancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Lease Cost:
Operating lease cost	$9,445	$9,292	$9,691
Variable lease cost	6,877	4,764	3,135
Total lease cost	$16,322	$14,056	$12,826

Cash paid for operating lease liabilities	$9,715	$9,554	$3,690

		December 31,
		2022	2021
		(Thousands)
Other Information:
Right-of-use assets		$59,235	$68,817
Operating lease liabilities:
Current (included in Accrued liabilities - Other on our Balance Sheet)		$6,482	$5,919
Lease liability		$63,074	$68,582
Weighted-average remaining lease term - operating leases (years)		13	14
Weighted-average discount rate - operating leases		4.69%	4.68%
As of December 31, 2022, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2023	$9,699
2024	9,407
2025	8,602
2026	9,239
2027	9,472
Thereafter	52,366
Total future lease payments	98,785
Less amount representing interest	29,229
Total obligations under operating leases	$69,556

Note 4 – Contingent Liabilities and Commitments
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence facility. At December 31, 2022, we had a liability of approximately $11.8 million for the expected ongoing remediation and monitoring costs, $1.4 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had a liability of approximately $2.5 million for the expected ongoing remediation costs, $0.7 million recorded in Accrued liabilities - Other and $1.8 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.
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
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net on the Balance Sheet for both new and existing facilities in affected areas; however due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. Historically, with limited exceptions, we have been permitted recovery of environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 5 – Debt and Financing Arrangements
Long-Term Debt

	December 31,
	2022	2021
	(Thousands)
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	400,000
3.25% due 2030	700,000	700,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	600,000
3.95% due 2050	500,000	500,000
Total notes	3,975,000	3,975,000

Other financing obligations	1,138,773	1,156,124

Total long-term debt, including current portion	5,321,273	5,338,624
Unamortized debt issuance costs	(28,113)	(30,393)
Unamortized debt premium and discount, net	(12,829)	(13,613)
Long-term debt due within one year	(28,532)	(25,594)

Total long-term debt	$5,251,799	$5,269,024
The following table presents aggregate minimum maturities of long-term debt and other financing obligations outstanding at December 31, 2022, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years (in thousands):

2023	$28,532
2024	$31,226
2025	$34,175
2026	$1,244,906
2027	$40,944
No property is pledged as collateral under any of our long-term debt issues.
Restrictive Debt Covenants
At December 31, 2022, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness.
Other Financing Obligations
During the construction of the Dalton, Atlantic Sunrise and Leidy South Expansion projects, we received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded in Other Long-Term Liabilities and the costs associated with construction were capitalized in our Balance Sheet. Upon placing these projects into service we began utilizing the co-owners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from co-owners from Advances for construction costs to debt. The obligations, which mature in 2052, 2038 and 2041, respectively, require monthly interest and principal payments and bear interest rates of approximately 9 percent, 9 percent and 13 percent, respectively.
Dalton Expansion Project
At December 31, 2022 and 2021, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $249.4 million and $251.9 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $2.8 million and $2.5 million, respectively.
Atlantic Sunrise Project
During 2022 and 2021, we received $2.2 million and $2.6 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. At December 31, 2022 and 2021, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $784.6 million and $807.1 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $24.6 million and $22.4 million, respectively.
Leidy South Project
Upon placing the applicable portion of the project in service during the fourth quarter of 2021, we began utilizing the co-owner’s undivided interest in the facilities, including the associated pipeline capacity, and reclassified approximately $72 million of funding previously received from our co-owner from Other Long-Term Liabilities to debt to reflect the financing obligation payable to our co-owner over an expected term of 20 years. During 2022, we received $6.0 million of additional funding from our co-owner for its proportionate share of construction costs related to its undivided ownership interest in Leidy South. At December 31, 2022 and 2021, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $76.2 million and $71.5 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $1.1 million and $0.7 million, respectively. As this transaction did not meet the criteria for sale leaseback accounting due to our continued involvement, it was accounted for as a financing arrangement over the course of the capacity agreement.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2022 and 2021, are associated with the previously described other financing obligations.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Credit Facility
In October 2021, we, along with Williams and Northwest Pipeline LLC, the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Northwest Pipeline LLC are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.
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
At December 31, 2022, we are in compliance with this covenant.
Commercial Paper Program
In 2018, Williams entered into a $4.0 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2022, Williams had $350 million of commercial paper outstanding.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Investments within the ARO Trust were as follows (in millions):

	December 31, 2022		December 31, 2021
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$16.4	$16.4	$5.9	$5.9
U.S. Equity Funds	52.7	96.1	52.7	121.4
International Equity Funds	31.6	35.2	31.7	43.2
Municipal Bond Funds	87.7	82.0	87.7	90.0
Total	$188.4	$229.7	$178.0	$260.5

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$229.7	$229.7	$229.7	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,280.3)	(5,361.7)	—	(5,361.7)	—

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260.5	$260.5	$260.5	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,294.6)	(6,849.8)	—	(6,849.8)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments: We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust which is specifically designated to fund future ARO. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets-Other on the Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 6 – ARO Trust for more information.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligations associated with our Dalton, Atlantic Sunrise and Leidy South projects were determined using an income approach (see Note 5 – Debt and Financing Arrangements).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. Pension costs charged to us by Williams were $3.7 million, $4.1 million and $9.1 million for 2022, 2021, and 2020, respectively. Included in our pension costs are settlement charges of $3.7 million for 2020.
Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which we recover through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below a threshold are recorded as adjustments to income and refunded through future rate adjustments. The amounts of deferred pension collections recorded as regulatory liabilities at December 31, 2022 and 2021 were $30.1 million and $34.5 million, respectively. Also effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability as of March 1, 2019 is being amortized over a five-year period.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. We recognized other postretirement benefit income of $4.6 million, $4.7 million and $4.5 million for 2022, 2021, and 2020, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2022 and 2021 are $40.2 million and $50.5 million, respectively. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability as of March 1, 2019 is being amortized over a period of approximately five years.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $11.1 million, $11.4 million, and $9.5 million in 2022, 2021, and 2020, respectively, for Williams’ company contributions to this plan.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Total stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 was $6.0 million, $5.9 million, and $4.0 million, respectively, excluding amounts allocated from Williams.
Note 9 – Transactions with Major Customers and Affiliates
Major Customers
Dominion Energy, Inc. accounted for $293.4 million (10 percent), $297.7 million (11 percent) and $248.5 million (10 percent) of our operating revenues during the years ended December 31, 2022, 2021, and 2020, respectively. No other customers accounted for 10 percent or more of our revenues during any of the three years ended December 31, 2022.
Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2022 and 2021, our advances to Williams totaled approximately $1.8 billion and $1.7 billion, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at December 31, 2022. The interest income from these advances was $31.0 million during the year ended December 31, 2022 and $0.1 million during each of the years ended December 31, 2021 and 2020. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.
Included in Operating Revenues on the Statement of Net Income for 2022, 2021 and 2020 are revenues received from affiliates of $89.4 million, $37.4 million, and $11.4 million, respectively.
Included in Cost of natural gas sales on the Statement of Net Income for 2022, 2021 and 2020 are costs of gas purchased from affiliates of $17.8 million, $7.9 million, and $5.6 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $345.0 million, $329.7 million, and $278.8 million during 2022, 2021 and 2020, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $9.8 million, $7.3 million, and $5.1 million in 2022, 2021 and 2020, respectively.
During January 2023, we declared and paid a cash distribution of $310.0 million to our parent.
Note 10 – Asset Retirement Obligations
These accrued obligations relate to underground storage caverns, offshore platforms, pipelines, and gas transmission facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to dismantle offshore platforms, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground. Our overall asset retirement obligation changed as follows:

	Year Ended December 31,
	2022	2021
	(Thousands)
Beginning balance	$518,387	$450,501
Accretion	27,516	22,343
New obligations	15,218	1,249
Changes in estimates of existing obligations (1)	8,395	59,460
Property dispositions/obligations settled	(6,553)	(15,166)
Ending balance	$562,963	$518,387
______________________
(1)    Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The increase in 2022 was primarily due to an increase in removal cost estimates on various AROs. The increase in 2021 was primarily due to an increase in estimated removal cost for offshore AROs.
We are entitled to collect in rates the amounts necessary to fund our ARO with limited exceptions. All funds received for such retirements are deposited into an external trust account dedicated to funding our ARO (see Note 6 – ARO Trust).

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 11 – Regulatory Assets and Liabilities
The regulatory assets and regulatory liabilities resulting from our application of the provisions of Topic 980 included on the accompanying Balance Sheet are as follows:

	December 31,
Regulatory Assets	2022	2021
	(Thousands)
Current regulatory assets:
Fuel cost	$72,311	$61,312
Electric power cost	24,514	25,961
ARO	16,029	16,029
Deferred cash out	6,192	6,192
Asset retirement costs - Eminence	4,857	4,857
Total current regulatory assets	123,903	114,351
Long-term regulatory assets:
ARO	209,542	126,270
Grossed-up deferred taxes on equity funds used during construction	32,064	34,660
Asset retirement costs - Eminence	23,909	27,788
Slug Catcher	6,156	6,292
Deferred cash out	4,828	41,082
Other	22,294	16,989
Total long-term regulatory assets	298,793	253,081
Total regulatory assets	$422,696	$367,432

	December 31,
Regulatory Liabilities	2022	2021
	(Thousands)
Current regulatory liabilities:
Deferred taxes - liability	$30,752	$31,521
Postretirement benefits other than pension	15,000	15,000
Pension	10,394	10,394
Other	901	454
Total current regulatory liabilities	57,047	57,369
Long-term regulatory liabilities:
Negative salvage	591,350	533,815
Deferred taxes - liability	314,543	330,502
Postretirement benefits other than pension	25,156	35,532
Pension	19,732	24,126
Sentinel meter station depreciation	6,971	6,814
Other	6,217	1,312
Total long-term regulatory liabilities	963,969	932,101
Total regulatory liabilities	$1,021,016	$989,470

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

The significant regulatory assets and liabilities include:
Fuel cost: This amount represents the difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base but assets and liabilities are expected to be recovered or refunded, respectively, in subsequent annual fuel tracker filing periods.
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
Deferred taxes - liability: Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP18-1126 rate case settlement. In 2022, an additional $14 million of rate base deferred taxes was recorded due to a decrease in the effective state income tax rate. This amount will be subject to future discussions and negotiation with our customers in our next rate case.
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
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting. A report by our registered public accounting firm is not required pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	Year Ended December 31,
	2022	2021
Audit fees	$1.3	$1.4
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1.3	$1.4
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2022 10-K
(a) 1 and 2. Transcontinental Gas Pipe Line Company, LLC financial statements and schedules

Index

Covered by Report of Independent Registered Public Accounting Firm:

Statement of Net Income for the Years Ended December 31, 2022, 2021 and 2020	30

Balance Sheet as of December 31, 2022 and 2021	31

Statement of Changes in Member’s Equity for the Years Ended December 31, 2022, 2021 and 2020	33

Statement of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	34

Notes to Financial Statements	35

The following schedules are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

3. Exhibits

Exhibit Number	Description

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
Date: February 27, 2023
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

Date: February 27, 2023