Form 10-Q
period 2023-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2023-05-03
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$623,740	$621,537
Natural gas storage	47,676	44,158
Natural gas sales	21,772	15,645
Other	12,707	5,128
Total operating revenues	705,895	686,468

Operating Costs and Expenses:
Cost of natural gas sales	21,772	15,645
Operation and maintenance	130,199	111,296
General and administrative	54,774	51,549
Depreciation and amortization	125,367	132,562
Taxes — other than income taxes	26,658	27,114
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Other (income) expense, net	1,075	(10,888)
Total operating costs and expenses	352,157	319,590

Operating Income	353,738	366,878

Other (Income) and Other Expenses:
Interest expense	81,096	82,437
Interest income	(20,536)	(1,103)
Allowance for equity and borrowed funds used during construction (AFUDC)	(15,583)	(4,857)
Miscellaneous other (income) expense, net	(30)	2,000
Total other (income) and other expenses	44,947	78,477

Net Income	$308,791	$288,401

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,763,253	1,813,480
Trade	242,451	264,959
Affiliates	5,707	8,205
Other	3,328	2,795
Transportation and exchange gas receivables	5,072	9,256
Inventories:
Materials and supplies, at average cost	45,201	43,738
Gas available for customer nomination, at average cost	47,288	48,289
Gas in storage, at original cost	781	1,079
Regulatory assets	113,387	123,903
Other	37,516	32,838
Total current assets	2,263,984	2,348,542

Property, plant and equipment	18,364,333	18,239,745
Less-Accumulated depreciation and amortization	5,655,576	5,552,377
Total property, plant and equipment, net	12,708,757	12,687,368

Other Assets:
Regulatory assets	283,231	298,793
Right-of-use assets	57,958	59,235
Other	273,395	265,651
Total other assets	614,584	623,679

Total assets	$15,587,325	$15,659,589

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$144,680	$184,906
Affiliates	48,927	54,303
Cash overdrafts	8,472	13,589
Transportation and exchange gas payables	5,505	5,140
Accrued liabilities:
Interest	50,283	76,255
Asset retirement obligations	33,482	27,484
Regulatory liabilities	56,269	57,047
Property and other taxes	26,624	30,526
Customer deposits	31,193	28,498
Customer advances	18,799	11,535
Other	26,641	20,462
Long-term debt due within one year	29,183	28,532
Total current liabilities	480,058	538,277

Long-Term Debt	5,248,807	5,251,799

Other Long-Term Liabilities:
Regulatory liabilities	963,947	963,969
Asset retirement obligations	529,922	535,479
Contract liabilities	181,260	183,898
Lease liability	61,276	63,074
Other	12,870	12,699
Total other long-term liabilities	1,749,275	1,759,119

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,020,686	3,021,895
Total member’s equity	8,109,185	8,110,394

Total liabilities and member’s equity	$15,587,325	$15,659,589

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning of period	$5,088,499	$4,960,499
Cash contributions from parent	—	128,000
Balance at end of period	5,088,499	5,088,499
Retained Earnings:
Balance at beginning of period	3,021,895	2,759,757
Net income	308,791	288,401
Cash distributions to parent	(310,000)	(57,548)
Balance at end of period	3,020,686	2,990,610
Total Member’s Equity	$8,109,185	$8,079,109

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$308,791	$288,401
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	125,367	132,562
Allowance for equity funds used during construction (equity AFUDC)	(12,689)	(3,834)
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Changes in current assets and liabilities:
Affiliate receivables	2,498	1,403
Trade and other accounts receivable	21,975	20,229
Transportation and exchange gas receivables	4,184	4,062
Inventories	(164)	(3,710)
Regulatory assets	10,516	(18,050)
Other current assets	(4,678)	2,878
Affiliate payables	(5,376)	(11,246)
Trade accounts payable	(44,826)	(44,264)
Transportation and exchange gas payables	365	(4,013)
Accrued liabilities	(15,781)	(34,064)
Other, including changes in long-term assets and liabilities	576	(6,005)
Net cash provided (used) by operating activities	383,070	316,661

FINANCING ACTIVITIES:
Proceeds from other financing obligations	3,757	2,843
Payments on other financing obligations	(6,842)	(6,136)
Payments for debt issuance costs	—	(16)
Cash distributions to parent	(310,000)	(57,548)
Cash contributions from parent	—	128,000
Net cash provided (used) by financing activities	(313,085)	67,143

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(119,188)	(97,124)
Contributions and advances for construction costs, net	9,482	(4,655)
Disposal of property, plant and equipment, net	(7,984)	(5,940)
Advances to affiliate, net	50,227	(272,291)
Purchase of ARO Trust investments	(5,199)	(4,875)
Proceeds from sale of ARO Trust investments	2,677	1,081
Net cash provided (used) by investing activities	(69,985)	(383,804)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(116,873)	$(65,262)
Changes in related accounts payable and accrued liabilities	(2,315)	(31,862)
Capital expenditures	$(119,188)	$(97,124)

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

General

Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2022, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements. Certain reclassifications have been made to information from previous periods to conform to the current presentation on the statement of cash flows within operating activities, with no net impact to cash provided by operating activities.

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

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$194,464	$205,030
Recognized in revenue	(2,638)	(2,638)
Balance at end of period	$191,826	$202,392

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (nine months)	$7,927	$1,889,090
2024 (one year)	10,568	2,357,382
2025 (one year)	10,566	2,237,770
2026 (one year)	10,566	1,813,751
2027 (one year)	10,566	1,641,805
Thereafter	141,633	10,633,120
Total	$191,826	$20,572,918

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have program for monitoring certain environmental activities at our Eminence storage facility. At March 31, 2023, we had a liability of approximately $11.9 million for the expected ongoing remediation and monitoring costs, $1.5 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had a liability of approximately $11.8 million for the expected ongoing remediation and monitoring costs, $1.4 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Total property, plant, and equipment, net on the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper

Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2023, Williams had no outstanding commercial paper.

Notes (Continued)	Table of Contents

Other Financing Obligations

Dalton Expansion Project

At March 31, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $248.7 million and $249.4 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $2.8 million and $2.8 million, respectively.

Atlantic Sunrise Project

During the first three months of 2023 and 2022, we received an additional $3.7 million and $0.3 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At March 31, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $781.8 million and $784.6 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $25.3 million and $24.6 million, respectively.

Leidy South Project

During the first three months of 2022, we received an additional $2.6 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At March 31, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $76.0 million and $76.2 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.1 million and $1.1 million, respectively.

Note 5 – ARO Trust

We are entitled to collect in rates the amounts necessary to fund our asset retirement obligations (ARO). We deposit monthly, into an external trust account (ARO Trust), the revenues specifically designated for AROs. The ARO Trust carries a moderate risk portfolio. The Money Market Funds held in our ARO Trust are considered investments. The financial instruments held in our ARO Trust are measured at fair value and reported in Other Assets - Other on the Balance Sheet. However, in accordance with ASC Topic 980, Regulated Operations, both realized and unrealized gains and losses of the ARO Trust are ultimately recorded as regulatory assets or liabilities.

Pursuant to the approved stipulation and agreement in Docket No. RP18-1126 the annual funding obligation effective March 31, 2020 is approximately $16.0 million, with deposits made monthly.

Investments within the ARO Trust were as follows (in millions):

	March 31, 2023		December 31, 2022
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$18.9	$18.9	$16.4	$16.4
U.S. Equity Funds	52.6	102.6	52.7	96.1
International Equity Funds	31.7	37.4	31.6	35.2
Municipal Bond Funds	87.7	83.4	87.7	82.0
Total	$190.9	$242.3	$188.4	$229.7

Notes (Continued)	Table of Contents

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$242.3	$242.3	$242.3	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,278.0)	(5,423.3)	—	(5,423.3)	—

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$229.7	$229.7	$229.7	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,280.3)	(5,361.7)	—	(5,361.7)	—

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $1.8 billion at both March 31, 2023 and December 31, 2022. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily

Notes (Continued)	Table of Contents

overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.7 percent at March 31, 2023. The interest income from these advances was $19.3 million for the three months ended March 31, 2023 and minimal for the three months ended March 31, 2022. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $12.2 million and $21.1 million for the three months ended March 31, 2023 and 2022, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $3.4 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $84.1 million and $79.6 million for the three months ended March 31, 2023 and 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $2.8 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

During April 2023, we declared and paid a cash distribution of $310 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with our historical Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K and with the Financial Statements and accompanying notes contained in this Form 10-Q.

Results of Operations

This analysis discusses financial results of our operations for the three-month periods ended March 31, 2023 and 2022. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first three months of 2023 of $308.8 million increased by $20.4 million (7 percent) when compared to the $288.4 million recognized during the first three months of 2022 due to the following significant variances:

Operating Revenues increased $19.4 million (3 percent) due primarily to:

•$7.6 million increase in Other revenues primarily due to higher park and loan services;

•$6.1 million increase in Natural gas sales due to higher cash-out volumes, partially offset by lower pricing;

•$3.5 million increase in Natural gas storage primarily due to an increase in rates. These rate increases are offset in Operation and maintenance resulting in no net impact on our results of operations; and

•$2.2 million increase in Natural gas transportation primarily due to higher short-term firm transportation.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $26.4 million (9 percent). This increase was primarily attributable to:

•$18.9 million increase in Operation and maintenance costs primarily resulting from (i) $12.6 million increase in costs related to outside services for pipeline inspection, right-of-way management, painting and compressor station maintenance and (ii) higher third-party storage costs of $3.9 million (offset in Operating Revenues resulting in no net impact on our results of operations);

~~•~~$12.0 million unfavorable change in Other (income) expense, net driven by a decrease in the deferral of ARO-related depreciation of $10.0 million (offset in Depreciation and amortization resulting in no net impact on our results of operations) and a $1.9 million increase in project development costs primarily due to the capitalization of feasibility costs in 2022; and
•$3.2 million increase in General and administrative expenses primarily due to an increase in property insurance costs; partially offset by

Management’s Discussion and Analysis (Continued)	Table of Contents
•$7.2 million decrease in Depreciation and amortization primarily as a result of a decrease in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations), partially offset by an increase in additional assets placed into service.
Other (Income) and Other Expenses had a favorable change of $33.5 million primarily due to an increase of $19.1 million in affiliated interest income on our advances to Williams due to rising interest rates and a favorable change of $10.7 million in allowance for funds used during construction as a result of increased capital expenditures.

Pipeline Expansion Projects

Regional Energy Access

The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In January 2023, we received approval from the FERC for the project. We plan to place a portion of the project in service as early as the fourth quarter of 2023 and the remainder of the project in service by the 2024/2025 winter heating season. The project is expected to increase capacity by 829 thousand dekatherms per day (Mdth/d).

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

Management’s Discussion and Analysis (Continued)	Table of Contents
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

Alabama Georgia Connector

The Alabama Georgia Connector Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We filed our certificate application for the project with the FERC on April 19, 2023. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 63.8 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	May 3, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)