Form 10-Q
period 2023-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2023-08-02
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 as may be supplemented by disclosure in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$618,398	$614,043	$1,242,138	$1,235,580
Natural gas storage	45,128	49,159	92,804	93,317
Natural gas sales	55,899	43,371	77,671	59,016
Other	8,358	3,151	21,065	8,279
Total operating revenues	727,783	709,724	1,433,678	1,396,192

Operating Costs and Expenses:
Cost of natural gas sales	55,899	43,371	77,671	59,016
Operation and maintenance	115,179	129,019	245,378	240,315
General and administrative	52,904	57,090	107,678	108,639
Depreciation and amortization	127,568	130,670	252,935	263,232
Taxes — other than income taxes	27,483	25,727	54,141	52,841
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(15,376)	(15,376)
Other (income) expense, net	(4,553)	(7,360)	(3,478)	(18,248)
Total operating costs and expenses	366,792	370,829	718,949	690,419

Operating Income	360,991	338,895	714,729	705,773

Other (Income) and Other Expenses:
Interest expense	81,042	82,184	162,138	164,621
Interest income	(22,851)	(4,542)	(43,387)	(5,644)
Allowance for equity and borrowed funds used during construction (AFUDC)	(17,949)	(5,793)	(33,532)	(10,650)
Miscellaneous other (income) expense, net	1,127	1,459	1,097	3,458
Total other (income) and other expenses	41,369	73,308	86,316	151,785

Net Income	$319,622	$265,587	$628,413	$553,988

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,739,507	1,813,480
Trade	229,103	264,959
Affiliates	5,979	8,205
Other	3,929	2,795
Transportation and exchange gas receivables	21,728	9,256
Inventories:
Materials and supplies, at average cost	45,227	43,738
Gas available for customer nomination, at average cost	37,923	48,289
Gas in storage, at original cost	780	1,079
Regulatory assets	108,229	123,903
Other	8,693	32,838
Total current assets	2,201,098	2,348,542

Property, plant and equipment	18,630,844	18,239,745
Less-Accumulated depreciation and amortization	5,753,977	5,552,377
Total property, plant and equipment, net	12,876,867	12,687,368

Other Assets:
Regulatory assets	288,736	298,793
Right-of-use assets	56,407	59,235
Other	282,679	265,651
Total other assets	627,822	623,679

Total assets	$15,705,787	$15,659,589

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$200,736	$184,906
Affiliates	43,384	54,303
Cash overdrafts	10,598	13,589
Transportation and exchange gas payables	13,541	5,140
Accrued liabilities:
Interest	76,150	76,255
Asset retirement obligations	34,622	27,484
Regulatory liabilities	53,650	57,047
Property and other taxes	49,153	30,526
Customer deposits	30,916	28,498
Customer advances	23,376	11,535
Other	25,365	20,462
Long-term debt due within one year	29,849	28,532
Total current liabilities	591,340	538,277

Long-Term Debt	5,242,688	5,251,799

Other Long-Term Liabilities:
Regulatory liabilities	964,742	963,969
Asset retirement obligations	537,482	535,479
Contract liabilities	178,619	183,898
Lease liability	59,376	63,074
Other	12,733	12,699
Total other long-term liabilities	1,752,952	1,759,119

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,030,308	3,021,895
Total member’s equity	8,118,807	8,110,394

Total liabilities and member’s equity	$15,705,787	$15,659,589

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,020,686	2,990,610
Net income	319,622	265,587
Cash distributions to parent	(310,000)	(250,000)
Balance at end of period	3,030,308	3,006,197
Total Member’s Equity	$8,118,807	$8,094,696

	Six Months Ended June 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning of period	$5,088,499	$4,960,499
Cash contributions from parent	—	128,000
Balance at end of period	5,088,499	5,088,499
Retained Earnings:
Balance at beginning of period	3,021,895	2,759,757
Net income	628,413	553,988
Cash distributions to parent	(620,000)	(307,548)
Balance at end of period	3,030,308	3,006,197
Total Member’s Equity	$8,118,807	$8,094,696

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$628,413	$553,988
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	252,935	263,232
Allowance for equity funds used during construction (equity AFUDC)	(27,296)	(8,555)
Regulatory credit resulting from tax rate changes	(15,376)	(15,376)
Changes in current assets and liabilities:
Affiliate receivables	2,226	(1,753)
Trade and other accounts receivable	34,721	16,255
Transportation and exchange gas receivables	(12,472)	(5,826)
Inventories	9,176	(16,644)
Regulatory assets	15,674	(11,321)
Other current assets	24,145	8,512
Affiliate payables	(10,919)	(16,776)
Trade accounts payable	(50,304)	(9,122)
Transportation and exchange gas payables	8,401	(1,550)
Accrued liabilities	29,584	(6,400)
Other, including changes in long-term assets and liabilities	(10,035)	(11,571)
Net cash provided (used) by operating activities	878,873	737,093

FINANCING ACTIVITIES:
Proceeds from other financing obligations	4,547	5,148
Payments on other financing obligations	(13,840)	(12,412)
Payments for debt issuance costs	—	(16)
Cash distributions to parent	(620,000)	(307,548)
Cash contributions from parent	—	128,000
Net cash provided (used) by financing activities	(629,293)	(186,828)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(312,521)	(185,045)
Contributions and advances for construction costs, net	15,880	(2,279)
Disposal of property, plant and equipment, net	(20,513)	(14,028)
Advances to affiliate, net	73,973	(340,945)
Purchase of ARO Trust investments	(10,830)	(10,127)
Proceeds from sale of ARO Trust investments	4,431	2,159
Net cash provided (used) by investing activities	(249,580)	(550,265)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(377,371)	$(187,384)
Changes in related accounts payable and accrued liabilities	64,850	2,339
Capital expenditures	$(312,521)	$(185,045)

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

Note 2 – Revenue Recognition

Revenue by Category

Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, Natural gas sales, and Other, which are separately presented on the Statement of Net Income.

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$191,826	$202,392	$194,464	$205,030
Recognized in revenue	(2,641)	(2,641)	(5,279)	(5,279)
Balance at end of period	$189,185	$199,751	$189,185	$199,751

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (six months)	$5,286	$1,254,753
2024 (one year)	10,568	2,405,611
2025 (one year)	10,566	2,260,166
2026 (one year)	10,566	1,947,179
2027 (one year)	10,566	1,645,657
Thereafter	141,633	10,795,163
Total	$189,185	$20,308,529

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At June 30, 2023, we had a liability of approximately $11.7 million for the expected ongoing remediation and monitoring costs, $1.5 million recorded in Accrued liabilities - Other and $10.2 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had a liability of approximately $11.8 million for the expected ongoing remediation and monitoring costs, $1.4 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In the second quarter of 2023, the maturity date of our credit agreement was extended one year and now expires October 8, 2027. One participating lender, Credit Suisse AG, New York Branch, with a commitment of approximately $194 million did not extend their commitment beyond October 8, 2026. The amended credit agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended credit agreement replaces the London Interbank Offered Rate with Term Secured Overnight Financing Rate as the benchmark interest rate index. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.

Notes (Continued)	Table of Contents

Commercial Paper

Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2023, Williams had no outstanding commercial paper.

Other Financing Obligations

Dalton Expansion Project

During the first six months of 2023, we received an additional $0.3 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $248.2 million and $249.4 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $2.9 million and $2.8 million, respectively.

Atlantic Sunrise Project

During the first six months of 2023 and 2022, we received an additional $4.3 million and $1.3 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $775.7 million and $784.6 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $25.8 million and $24.6 million, respectively.

Leidy South Project

During the first six months of 2022, we received an additional $3.9 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $75.6 million and $76.2 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.1 million and $1.1 million, respectively.

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

Notes (Continued)	Table of Contents

Investments within the ARO Trust were as follows (in millions):

	June 30, 2023		December 31, 2022
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$22.8	$22.8	$16.4	$16.4
U.S. Equity Funds	52.6	110.8	52.7	96.1
International Equity Funds	31.7	38.0	31.6	35.2
Municipal Bond Funds	87.7	82.8	87.7	82.0
Total	$194.8	$254.4	$188.4	$229.7

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2023:
Measured on a recurring basis:
ARO Trust investments	$254.4	$254.4	$254.4	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,272.5)	(5,340.9)	—	(5,340.9)	—

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$229.7	$229.7	$229.7	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,280.3)	(5,361.7)	—	(5,361.7)	—

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

Notes (Continued)	Table of Contents

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $1.7 billion and $1.8 billion at June 30, 2023 and December 31, 2022, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.9 percent at June 30, 2023. The interest income from these advances was $21.2 million and $40.5 million for the three and six months ended June 30, 2023, respectively, and $3.3 million and $3.5 million for the three and six months ended June 30, 2022, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $13.8 million and $26.0 million for the three and six months ended June 30, 2023, respectively, and $22.6 million and $43.7 million for the three and six months ended June 30, 2022, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $0.9 million and $4.3 million for the three and six months ended June 30, 2023, respectively, and $1.8 million and $7.2 million for the three and six months ended June 30, 2022, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $76.4 million and $160.5 million for the three and six months ended June 30, 2023, respectively, and $87.4 million and $167.0 million for the three and six months ended June 30, 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $4.2 million and $7.0 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $3.7 million for the three and six months ended June 30, 2022, respectively.

During July 2023, we declared and paid a cash distribution of $300 million to our parent.

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

Results of Operations

This analysis discusses financial results of our operations for the six-month periods ended June 30, 2023 and 2022. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first six months of 2023 of $628.4 million increased by $74.4 million (13 percent) when compared to the $554.0 million recognized during the first six months of 2022 due to the following significant variances:

Operating Revenues increased $37.5 million (3 percent) due primarily to:

•$18.7 million increase in Natural gas sales due to higher cash out volumes, partially offset by lower pricing (offset in Operating Costs and Expenses resulting in no net impact on our results of operations);
•$12.8 million increase in Other revenues primarily due to higher park and loan services; and
•$6.6 million increase in Natural gas transportation primarily due to higher short-term firm transportation.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, increased $9.9 million (2 percent). This increase was primarily attributable to:

~~•~~$14.8 million unfavorable change in Other (income) expense, net driven by a decrease in the deferral of ARO-related depreciation of $15.7 million (offset in Depreciation and amortization resulting in no net impact on our results of operations); and
•$5.1 million increase in Operation and maintenance costs primarily resulting from $10.3 million increase in costs related to outside services for pipeline inspection, right-of-way management, compressor station maintenance, partially offset by lower employee-related labor and benefits costs of $4.0 million and lower power-related costs of $2.4 million; partially offset by
•$10.3 million decrease in Depreciation and amortization primarily as a result of a decrease in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations), partially offset by an increase in additional assets placed into service.

Other (Income) and Other Expenses had a favorable change of $65.5 million primarily due to an increase of $37.0 million in affiliated interest income on our advances to Williams due to rising interest rates and a favorable change of $22.9 million in allowance for funds used during construction as a result of increased capital expenditures.

Management’s Discussion and Analysis (Continued)	Table of Contents

Pipeline Expansion Projects

Regional Energy Access

The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In January 2023, we received approval from the FERC for the project. We plan to place a portion of the project in service as early as the fourth quarter of 2023 and the remainder of the project in service by the fourth quarter of 2024. The project is expected to increase capacity by 829 thousand dekatherms per day (Mdth/d).

Southside Reliability Enhancement

The Southside Reliability Enhancement Project is an incremental expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. In July 2023, we received approval from the FERC for the project. We plan to place the project into service as early as the fourth quarter of 2024 assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423.4 Mdth/d.

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

Southeast Energy Connector

The Southeast Energy Connector Project is an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We filed our certificate application for the project with the FERC on August 22, 2022. We plan to place the project into service in the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

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

Management’s Discussion and Analysis (Continued)	Table of Contents

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

Carolina Market Link

The Carolina Market Link Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in South Carolina. We filed our prior notice application for the project with the FERC on May 31, 2023. We plan to place the project into service as early as the first quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 78 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	August 2, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)