Form 10-Q
period 2023-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2023-11-01
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and the developing conflict between Israel and Hamas;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$629,605	$635,274	$1,871,743	$1,870,854
Natural gas storage	46,313	49,629	139,117	142,946
Natural gas sales	34,676	80,678	112,347	139,694
Other	4,972	5,999	26,037	14,278
Total operating revenues	715,566	771,580	2,149,244	2,167,772

Operating Costs and Expenses:
Cost of natural gas sales	34,676	80,678	112,347	139,694
Operation and maintenance	138,002	148,812	383,380	389,127
General and administrative	48,942	57,640	156,620	166,279
Depreciation and amortization	135,539	126,189	388,474	389,421
Taxes — other than income taxes	25,747	24,822	79,888	77,663
Regulatory charge (credit) resulting from tax rate changes	(7,688)	6,336	(23,064)	(9,040)
Other (income) expense, net	(6,802)	15,307	(10,280)	(2,941)
Total operating costs and expenses	368,416	459,784	1,087,365	1,150,203

Operating Income	347,150	311,796	1,061,879	1,017,569

Other (Income) and Other Expenses:
Interest expense	80,945	81,465	243,083	246,086
Interest income	(22,827)	(12,070)	(66,214)	(17,714)
Allowance for equity and borrowed funds used during construction (AFUDC)	(21,978)	(7,687)	(55,510)	(18,337)
Miscellaneous other (income) expense, net	1,900	2,897	2,997	6,355
Total other (income) and other expenses	38,040	64,605	124,356	216,390

Net Income	$309,110	$247,191	$937,523	$801,179

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,564,365	1,813,480
Trade	220,851	264,959
Affiliates	6,095	8,205
Other	7,925	2,795
Transportation and exchange gas receivables	10,059	9,256
Inventories:
Materials and supplies, at average cost	46,721	43,738
Gas available for customer nomination, at average cost	30,273	48,289
Gas in storage, at original cost	756	1,079
Regulatory assets	101,225	123,903
Other	16,654	32,838
Total current assets	2,004,924	2,348,542

Property, plant and equipment	19,028,045	18,239,745
Less-Accumulated depreciation and amortization	5,881,982	5,552,377
Total property, plant and equipment, net	13,146,063	12,687,368

Other Assets:
Regulatory assets	312,301	298,793
Right-of-use assets	54,847	59,235
Other	275,831	265,651
Total other assets	642,979	623,679

Total assets	$15,793,966	$15,659,589

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$298,651	$184,906
Affiliates	44,015	54,303
Cash overdrafts	10,128	13,589
Transportation and exchange gas payables	3,238	5,140
Accrued liabilities:
Interest	50,176	76,255
Asset retirement obligations	55,470	27,484
Regulatory liabilities	47,873	57,047
Property and other taxes	50,313	30,526
Customer deposits	28,876	28,498
Customer advances	21,136	11,535
Other	31,234	20,462
Long-term debt due within one year	30,530	28,532
Total current liabilities	671,640	538,277

Long-Term Debt	5,237,114	5,251,799

Other Long-Term Liabilities:
Regulatory liabilities	949,570	963,969
Asset retirement obligations	561,296	535,479
Contract liabilities	175,976	183,898
Lease liability	57,860	63,074
Other	12,593	12,699
Total other long-term liabilities	1,757,295	1,759,119

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,039,418	3,021,895
Total member’s equity	8,127,917	8,110,394

Total liabilities and member’s equity	$15,793,966	$15,659,589

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,030,308	3,006,197
Net income	309,110	247,191
Cash distributions to parent	(300,000)	(280,000)
Balance at end of period	3,039,418	2,973,388
Total Member’s Equity	$8,127,917	$8,061,887

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning of period	$5,088,499	$4,960,499
Cash contributions from parent	—	128,000
Balance at end of period	5,088,499	5,088,499
Retained Earnings:
Balance at beginning of period	3,021,895	2,759,757
Net income	937,523	801,179
Cash distributions to parent	(920,000)	(587,548)
Balance at end of period	3,039,418	2,973,388
Total Member’s Equity	$8,127,917	$8,061,887

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$937,523	$801,179
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	388,474	389,421
Allowance for equity funds used during construction (equity AFUDC)	(45,182)	(14,815)
Regulatory credit resulting from tax rate changes	(23,064)	(9,040)
Changes in current assets and liabilities:
Affiliate receivables	2,110	270
Trade and other accounts receivable	38,977	15,421
Transportation and exchange gas receivables	(803)	312
Inventories	15,356	(64,454)
Regulatory assets	22,678	(21,961)
Other current assets	16,184	(9,285)
Affiliate payables	(10,288)	(8,555)
Trade accounts payable	(31,639)	14,040
Transportation and exchange gas payables	(1,902)	2,331
Accrued liabilities	23,670	(43,481)
Other, including changes in long-term assets and liabilities	(47,236)	34,779
Net cash provided (used) by operating activities	1,284,858	1,086,162

FINANCING ACTIVITIES:
Proceeds from other financing obligations	6,047	6,193
Payments on other financing obligations	(20,998)	(18,886)
Payments for debt issuance costs	—	(16)
Cash distributions to parent	(920,000)	(587,548)
Cash contributions from parent	—	128,000
Net cash provided (used) by financing activities	(934,951)	(472,257)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(574,768)	(339,028)
Contributions and advances for construction costs, net	17,008	(1,545)
Disposal of property, plant and equipment, net	(33,334)	(21,876)
Advances to affiliate, net	249,115	(242,098)
Purchase of ARO Trust investments	(16,314)	(15,268)
Proceeds from sale of ARO Trust investments	8,386	5,910
Net cash provided (used) by investing activities	(349,907)	(613,905)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(719,631)	$(346,056)
Changes in related accounts payable and accrued liabilities	144,863	7,028
Capital expenditures	$(574,768)	$(339,028)

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

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$189,185	$199,751	$194,464	$205,030
Recognized in revenue	(2,643)	(2,643)	(7,922)	(7,922)
Balance at end of period	$186,542	$197,108	$186,542	$197,108

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (three months)	$2,643	$633,925
2024 (one year)	10,568	2,460,519
2025 (one year)	10,566	2,279,348
2026 (one year)	10,566	2,074,538
2027 (one year)	10,566	1,645,704
Thereafter	141,633	10,797,926
Total	$186,542	$19,891,960

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At September 30, 2023, we had a liability of approximately $11.6 million for the expected ongoing remediation and monitoring costs, $1.3 million recorded in Accrued liabilities - Other and $10.3 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had a liability of approximately $11.8 million for the expected ongoing remediation and monitoring costs, $1.4 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In the second quarter of 2023, the maturity date of our credit agreement was extended one year and now expires October 8, 2027. One participating lender, Credit Suisse AG, New York Branch, with a commitment of approximately $194 million did not extend their commitment beyond October 8, 2026. The amended credit agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended credit agreement replaces the London Interbank Offered Rate with Term Secured Overnight Financing Rate as the benchmark interest rate index. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.

Notes (Continued)	Table of Contents

Commercial Paper

Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2023, Williams had no outstanding commercial paper.

Other Financing Obligations

Dalton Expansion Project

During the first nine months of 2023, we received an additional $0.4 million of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $247.6 million and $249.4 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $2.9 million and $2.8 million, respectively.

Atlantic Sunrise Project

During the first nine months of 2023 and 2022, we received an additional $5.6 million and $1.9 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $770.2 million and $784.6 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $26.4 million and $24.6 million, respectively.

Leidy South Project

During the first nine months of 2022, we received an additional $4.2 million of funding from a co-owner for its proportionate share of construction costs related to its undivided joint ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2023 and December 31, 2022, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $75.3 million and $76.2 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.2 million and $1.1 million, respectively.

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

Pursuant to the approved stipulation and agreement in Docket No. RP18-1126, the annual funding obligation effective March 31, 2020 is approximately $16.0 million with deposits made monthly.

Notes (Continued)	Table of Contents

Investments within the ARO Trust were as follows (in millions):

	September 30, 2023		December 31, 2022
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$24.3	$24.3	$16.4	$16.4
U.S. Equity Funds	52.6	106.8	52.7	96.1
International Equity Funds	31.7	36.3	31.6	35.2
Municipal Bond Funds	87.7	79.9	87.7	82.0
Total	$196.3	$247.3	$188.4	$229.7

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2023:
Measured on a recurring basis:
ARO Trust investments	$247.3	$247.3	$247.3	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,267.6)	(5,084.1)	—	(5,084.1)	—

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$229.7	$229.7	$229.7	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,280.3)	(5,361.7)	—	(5,361.7)	—

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $1.6 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at September 30, 2023. The interest income from these advances was $21.3 million and $61.8 million for the three and nine months ended September 30, 2023, respectively, and $10.9 million and $14.4 million for the three and nine months ended September 30, 2022, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $12.2 million and $38.2 million for the three and nine months ended September 30, 2023, respectively, and $25.1 million and $68.8 million for the three and nine months ended September 30, 2022, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $1.3 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, and $7.2 million and $14.4 million for the three and nine months ended September 30, 2022, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $77.2 million and $237.7 million for the three and nine months ended September 30, 2023, respectively, and $88.9 million and $255.9 million for the three and nine months ended September 30, 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $3.5 million and $10.5 million for the three and nine months ended September 30, 2023, respectively, and $2.9 million and $6.6 million for the three and nine months ended September 30, 2022, respectively.

During October 2023, we declared and paid a cash distribution of $300 million to our parent.

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

Results of Operations

This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2023 and 2022. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first nine months of 2023 of $937.5 million increased by $136.3 million (17 percent) when compared to the $801.2 million recognized during the first nine months of 2022 due to the following significant variances:

Operating Revenues decreased $18.5 million (1 percent) due primarily to:

•$27.3 million decrease in Natural gas sales due to lower cash-out pricing, partially offset by higher volumes (offset in Operating Costs and Expenses resulting in no net impact on our results of operations); and
•$3.8 million decrease in Natural gas storage primarily due to a decrease in rates. These rate decreases are offset in Operation and maintenance costs resulting in no net impact on our results of operations; partially offset by
•$11.8 million increase in Other revenues primarily due to higher park and loan services; and
•$0.9 million increase in Natural gas transportation primarily due to higher short-term firm transportation, partially offset by lower electric power costs, which are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations, and lower commodity revenues.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, decreased $35.5 million (4 percent). This decrease was primarily attributable to:

•$14.0 million favorable change in Regulatory charge (credit) resulting from tax rate changes due to the absence of a charge associated with a decrease in our estimated state deferred taxes in 2022;
~~•~~$9.7 million decrease in General and administrative expenses due primarily to lower employee-related labor and benefits costs, partially offset by an increase in property insurance costs;
•$7.3 million favorable change in Other (income) expense, net driven by the absence of $18.7 million of charges related to storage cavern abandonments and monitoring at our Eminence facility in 2022, which

Management’s Discussion and Analysis (Continued)	Table of Contents
was partially offset by an unfavorable change due to the decrease in the deferral of ARO-related depreciation of $8.3 million (offset in Depreciation and amortization resulting in no net impact on our results of operations);
•$5.7 million decrease in Operation and maintenance costs primarily resulting from lower employee-related labor and benefits costs of $8.2 million, lower electric power costs of $6.9 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), lower third-party storage costs of $4.2 million (offset in Operating Revenues resulting in no net impact on our results of operations), partially offset by an increase of $13.9 million in costs related to outside services for pipeline inspection, right-of-way management and compressor station maintenance; and
•$0.9 million decrease in Depreciation and amortization primarily as a result of a decrease in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations), which was partially offset by additional assets placed in service.

Other (Income) and Other Expenses had a favorable change of $92.0 million primarily due to an increase of $47.4 million in affiliated interest income on our advances to Williams due to rising interest rates and a favorable change of $37.2 million in allowance for funds used during construction as a result of increased capital expenditures.

Pipeline Expansion Projects

Regional Energy Access

The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In January 2023, we received approval from the FERC for the project. We placed a portion of the project in service in October 2023 and plan to place the remainder of the project in service by the fourth quarter of 2024. The project is expected to increase capacity by 829 thousand dekatherms per day (Mdth/d).

Southside Reliability Enhancement

The Southside Reliability Enhancement Project involves an expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. In July 2023, we received approval from the FERC for the project. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423.4 Mdth/d.

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
Southeast Energy Connector

The Southeast Energy Connector Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We filed our certificate application for the project with the FERC on August 22, 2022. We plan to place the project into service in the second quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

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

Carolina Market Link

The Carolina Market Link Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in South Carolina. In August 2023, we received approval for the project pursuant to our blanket certificate authority and the FERC’s prior notice procedures. We plan to place the project into service as early as the first quarter of 2024. The project is expected to increase capacity by 78 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	November 1, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)