Form 10-K
period 2023-12-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2024-02-21
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
At December 31, 2023, our natural gas pipeline had a design capacity of approximately 19.1 MMdth/d. During 2023, we began partial early service on the Regional Energy Access Expansion, which added approximately 0.5 MMdth of firm transportation capacity per day to our pipeline. In addition, we added almost 0.1 MMdth of firm transportation capacity per day by converting certain interruptible transportation (IT) feeder capacity to firm transportation. The system is comprised of approximately 9,700 miles of mainline and branch transmission pipelines, 59 compressor stations, four underground storage fields and one LNG storage facility. Compression facilities at sea level rated capacity total approximately 2.5 million horsepower.
We have natural gas storage capacity in four underground storage fields located on or near our pipeline system or market areas and we operate two of these storage fields. We also have storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to us and our customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 188 Bcf of natural gas. At December 31, 2023, our customers had stored in our facilities approximately 142 Bcf of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
MARKETS AND TRANSPORTATION
Our natural gas pipeline system serves customers in Texas and 12 southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.
Our major customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on our pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Our largest customer in 2023 was Dominion Energy, Inc., which accounted for approximately 10 percent of our total operating revenues. Our firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible transportation services under shorter-term agreements.
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

PIPELINE PROJECTS
The pipeline projects listed below are significant future pipeline projects for which we have customer commitments. In 2024, we expect to invest capital of approximately $425 million in pipeline projects.
Regional Energy Access
The Regional Energy Access Expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. In January 2023, we received approval from the FERC for the project. We placed approximately half of the project in service in the fourth quarter of 2023 and plan to place the remainder of the project in service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829.4 Mdth/d.

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

Texas to Louisiana Energy Pathway

The Texas to Louisiana Energy Pathway Project involves an expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. In January 2024, we received approval from the FERC for the project. We plan to place the project into service as early as the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364.4 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.

Southeast Energy Connector

The Southeast Energy Connector Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. In November 2023, we received approval from the FERC for the project. We plan to place the project into service in the second quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

Commonwealth Energy Connector

The Commonwealth Energy Connector Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. In November 2023, we received approval from the FERC for the project. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 105 Mdth/d.

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

Carolina Market Link

The Carolina Market Link Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in South Carolina. In August 2023, we received approval for the project pursuant to our blanket certificate authority and the FERC’s prior notice procedures. We placed the project into service in January 2024 and the project increased capacity by 78 Mdth/d.

Southeast Supply Enhancement

The Southeast Supply Enhancement Project involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in Virginia, North Carolina, South Carolina, Georgia and Alabama. We plan to file our certificate application for the project with the FERC as early as the third quarter of 2024, and plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary approvals. The project is expected to increase capacity by 1,587 Mdth/d.
RATE MATTERS
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and accepted by the FERC before any changes can go into effect. We establish our rates primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariff and FERC policy. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract and volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of rate case proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks.
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
REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The Standards of Conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from marketing function employees and by restricting the information that transmission providers may provide to marketing function employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.5 million per day for each violation of its rules.

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
•Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters; and
•Blowouts, cratering, and explosions.
In addition, we may be liable for environmental damage caused by former owners or operators of our properties.
We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings, or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
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

In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Rule 2 went into effect in May 2023 but a stay of enforcement until February 2024 limited the amount of the regulation that was implemented. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. Since the rule was published in 2022, we have worked to understand the regulatory changes and modify our procedures as needed. In total there have been more than 20 procedures and forms that have been modified to account for the Rule 2 changes. All procedures will be in effect when the February 2024 Stay of Enforcement expires.

In May 2023 PHMSA published the Gas Pipeline Leak Detection and Repair Notice of Proposed Rule Making (NPRM). While this regulation has not been published as final and is still subject to change, the rule could institute many new requirements including: increased survey and patrol frequencies, new timelines for repairing and mitigating leaks, strict performance standards for advanced leak detection programs, and other additional requirements focused on reducing methane emissions. We have been actively working to provide comments on the rule and are working to understand the overall impact if implemented as currently written.

Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require pipeline operators to develop an integrity management program for pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2024 associated with this program to be approximately $132 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01C (Security Directive 1C) on May 29, 2023, which requires that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 24 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. On July 26, 2023, the TSA issued Security Directive Pipeline-2021-02D (Security Directive 2D), which requires owners/operators of critical pipelines to (1) establish and implement a TSA-approved Cybersecurity Implementation Plan that describes the specific cybersecurity measures employed and the schedule for achieving the cybersecurity outcomes described in Security Directive 2D; (2) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption or other significant impacts from a cybersecurity incident; and (3) establish a Cybersecurity Assessment Program and submit an annual plan describing how the effectiveness of cybersecurity measures will be assessed. We have established and received TSA approval for our Cybersecurity Implementation Plan and are compliant with the remaining requirements established in Security Directives 1C and 2D. New regulations or security directives issued by TSA may impose additional requirements applicable to our cybersecurity program, which could cause us to incur increased capital and operating costs and operational delays. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
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
•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability and the ability of other energy companies, with whom we conduct or seek to conduct business, to obtain necessary permits and approvals, and our ability to achieve favorable rate proceeding outcomes;
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
•The risks resulting from outbreaks or other public health crises;
•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces;
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
Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy demand in the markets we serve by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation including governmentally imposed constraints such as prohibitions on natural gas hookups in newly constructed buildings and the recently announced permit freeze for new LNG export projects, and technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.
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
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers, or our business activities. The current U.S. governmental administration and its policies, which often oppose the development or expansion of fossil fuel energy, have increased the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase, and our results of operations could be adversely affected.
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
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in Williams’ 2022 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.

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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2023, our largest customer was Dominion Energy, Inc., which accounted for approximately 10 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2023 was $5.26 billion.
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. Geopolitical tensions and conflicts including those in the Middle East between Israel and Hamas and Iran or its proxy forces, as well as the ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to these conflicts have had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Northwest Pipeline LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest Pipeline LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2023, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine or other geopolitical tensions and conflicts, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the increasing volume and sophistication of cyber threats and take our responsibility to protect the information and systems under our purview seriously. Our cybersecurity processes aim to provide a comprehensive approach to assess, identify, and manage material risks arising from these cybersecurity threats.
Comprehensive Cybersecurity Program: We have implemented a comprehensive cybersecurity risk management program (Cybersecurity Program) that is aligned with the National Institute for Standards and Technology Cybersecurity Framework. Our Cybersecurity Program provides a risk-based approach to cybersecurity, and security controls are tailored so that cost-effective controls can be applied commensurate with the risk and sensitivity of specific information systems, control systems and enterprise data. Our Cybersecurity Program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The Cybersecurity Program includes, but is not limited to, the following elements: risk assessment, policies and procedures, training and awareness, auditing, compliance monitoring and testing, and incident response.
Integration with Overall Risk Management: Our cybersecurity processes have been integrated into our overall risk management system and processes. We consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
Engagement of Third Parties: We often engage with specialized third-party assessors, consultants, auditors, and other experts to review, validate, and enhance our cybersecurity practices. Their independent assessments provide an external perspective on our cybersecurity posture, allowing us to leverage best practices from the industry and ensure our defenses remain robust. All third parties engaged for such processes are subjected to rigorous scrutiny to ensure they meet our security standards, and the engagements are documented and reviewed periodically.
Oversight of Third-party Service Providers: We acknowledge the potential risks associated with our use of third-party service providers. Therefore, we have established processes to oversee and identify material cybersecurity risks that may be associated with third-party service providers with whom we engage. This includes conducting thorough, risk-based due diligence before onboarding, performing security assessments, and confirming adherence to our cybersecurity requirements. We also maintain active communication channels with these providers to stay informed about any potential security incidents or concerns.
Disclosure of Risks: We describe how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A of this Annual Report on Form 10-K.
We are committed to continually enhancing our cybersecurity processes and practices to address the dynamic nature of the threats we face and to ensure the security and integrity of our systems and data.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for Williams’ Board of Directors and management. Each member of our organization, from facility operators to board members, has a responsibility to safeguard our cybersecurity. Williams’ Chief Information Security Officer (CISO) is responsible for our cybersecurity strategy and execution, while the Board and Williams’ Audit Committee are responsible for oversight of our cybersecurity risk.
The Cybersecurity Executive Advisory Board (Executive Advisory Board) is led by the CISO, with Williams’ Chief Information Officer (CIO), Chief Financial Officer, Chief Human Resources Officer, General Counsel, and

Chief Operations Officer as standing members. The Executive Advisory Board’s purpose is to ensure enterprise alignment with the Cybersecurity Program and provide executive oversight of the Cybersecurity Program.
The Williams’ Board of Directors oversees cybersecurity-related policy and strategy. As part of this oversight, the CISO provides a cybersecurity dashboard that is reviewed by the Board at every regularly scheduled Board meeting, which includes key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance toward TSA compliance. Additionally, the CIO and/or CISO presents to the Board bi-annually regarding our cybersecurity risks and strategies, including as part of our annual long-term strategy session. The Audit Committee, comprised of independent directors, reviews the implementation and effectiveness of cybersecurity risk management protocols and reviews the effectiveness of cybersecurity as part of the Company’s accounting and internal control policies. As part of this oversight, the CIO presents to the Audit Committee bi-annually, as well as periodically in conjunction with any internal audits related to cybersecurity. Additionally, we have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, are reported to the Board, as well as ongoing updates regarding any such incident until it has been addressed.
The CIO has been in his role at Williams for over 10 years and has over 30 years of combined Information Technology experience with a broad scope of responsibility. He has provided senior leadership support of the cybersecurity and risk management programs since 2013. Our CIO holds a bachelor’s degree in management information systems (MIS) from the University of Oklahoma and a Master of Business Administration in MIS from the University of Dallas.
The CISO has been at Williams for over 25 years. During that time, he has held a variety of IT positions at multiple levels in the organization ranging from network engineering to application development, project management as well as several IT Manager and Director roles. He has had oversight of our cybersecurity and risk management programs since 2017. Active in government and private sector partnerships, he is currently serving as the outgoing Chair of the Oil & Natural Gas Subsector Coordinating Council and recently acted as the Chair of the Interstate Natural Gas Association of America security committee. Our CISO holds degrees in Business Administration and MIS from the University of Oklahoma and is certified in Leadership from Harvard Business School’s executive education. In 2018, he obtained his Chief Information Security Officer certification from Carnegie Mellon University.
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
Cash distributions totaling $1.220 billion and $838 million were declared and paid by us to our parent during the years ended December 31, 2023 and 2022, respectively. In January 2024, we declared and paid a cash distribution to our parent of $320 million.
During the year ended December 31, 2022 our parent made contributions to us totaling $128 million.
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
Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee-related benefits, environmental costs, negative salvage, asset retirement obligations (ARO) and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected on the Balance Sheet is $386.3 million at December 31, 2023. The aggregate amount of regulatory liabilities reflected on the Balance Sheet is $1.005 billion at December 31, 2023. A summary of regulatory assets and liabilities is included in Note 11 – Regulatory Assets and Liabilities of Notes to Financial Statements.

Results of Operations
This analysis discusses financial results of our operations for the years 2023 and 2022. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
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
Net Income for 2023 of $1,247.2 million increased by $147.5 million (13 percent) when compared to the $1,099.7 million of net income in 2022 due to the following significant variances.
Operating Revenues decreased $42.9 million (1 percent) due primarily to:
•$42.9 million decrease (24 percent) in Natural gas sales due to lower cash-out pricing, partially offset by higher volumes (offset in Operating Costs and Expenses resulting in no net impact on our results of operations); and
•$7.3 million decrease (4 percent) in Natural gas storage primarily due to a decrease in rates. These rate decreases are offset in Operation and maintenance costs resulting in no net impact on our results of operations. These decreases are partially offset by
•$4.1 million increase (12 percent) in Other revenues primarily due to higher park and loan services; and
•$3.2 million increase in Natural gas transportation primarily due to additional capacity from the partial in service of the Regional Energy Access Expansion during the fourth quarter of 2023 and higher short-term firm transportation, partially offset by lower commodity fee revenues and lower electric power costs. Electric power costs are recovered from our customers through transportation rates and are offset in Operating Costs and Expenses resulting in no net impact on our results of operations.
Operating Costs and Expenses, excluding Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, decreased $40.8 million (3 percent). This decrease was primarily attributable to:
•$15.9 million favorable change in Other (income) expense, net primarily driven by the absence of $31.0 million of charges related to storage cavern abandonments and monitoring at our Eminence storage facility in 2022, partially offset by unfavorable changes associated with the deferral of ARO-related depreciation of $6.2 million (offset in Depreciation and amortization resulting in no net impact on our results of operations) and a $4.1 million write-down of materials and supplies inventory due to obsolescence;
•$14.8 million favorable change in Regulatory credit resulting from tax rate changes due to the absence of a charge associated with a decrease in our estimated state deferred taxes in 2022;
•$13.5 million decrease in Operation and maintenance costs primarily resulting from lower electric power costs of $12.5 million (electric power costs are recovered from customers through transportation rates and are offset in Operating Revenues resulting in no net impact on our results of operations), lower third-party storage costs of $7.4 million (offset in Operating Revenues resulting in no net impact on our results of operations) and lower employee-related labor and benefits costs of $7.8 million, partially offset by an increase of $15.0 million in costs related to outside services for pipeline inspection, right-of-way management and compressor station maintenance;
•$9.6 million decrease in General and administrative expenses primarily due to a favorable change in allocated corporate expenses, partially offset by an increase in property insurance costs;

•$6.8 million increase in Taxes - other than income taxes primarily due to an increase in property taxes as a result of valuation increases; and
•$6.1 million increase in Depreciation and amortization costs primarily as a result of additional assets placed into service, partially offset by a decrease in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations).
Other (Income) and Other Expenses had a favorable change of $106.8 million (39 percent) primarily due to an increase of $49.5 million in affiliated interest income on our advances to Williams due to rising interest rates and a favorable change of $48.9 million in allowance for funds used during construction as a result of increased capital expenditures.
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
We are a participant in Williams's cash management program, and we make advances to and receive advances from Williams. At December 31, 2023, our advances to Williams totaled approximately $1.4 billion. These advances are represented by demand notes.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues. We anticipate 2024 capital expenditures will be approximately $425 million for expansion projects and $679 million for maintenance projects. In 2024, we expect to fund our capital expenditures with cash from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2023, our debt portfolio included only fixed rate debt, which mitigates the impact of fluctuations in interest rates. The following table provides information about our long-term debt, including current maturities, as of December 31, 2023. The following table presents principal cash flows and weighted-average interest rates by expected maturity dates.

	2024	2025	2026	2027	2028	Thereafter	Total (1)	Fair Value December 31, 2023
	(Millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$—	$1,208	$—	$400	$2,575	$4,183	$3,948
Weighted-average interest rate	5.20%	5.20%	4.44%	4.17%	4.19%	4.44%

Other financing obligation:
Fixed rate	$32	$35	$37	$41	$45	$926	$1,116	$1,490
Weighted-average interest rate	9.19%	9.20%	9.21%	9.21%	9.22%	9.26%
____________________________
(1) Excludes unamortized discount/premium and debt issuance costs.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2023 and 2022, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments about matters that could affect the recording of regulatory assets and liabilities.

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
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory orders, of various regulatory assets. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory filings and/or orders.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Houston, Texas
February 21, 2024

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Operating Revenues:
Natural gas transportation	$2,506,127	$2,502,959	$2,378,940
Natural gas storage	185,572	192,899	167,800
Natural gas sales	136,556	179,410	88,328
Other	37,941	33,867	19,732
Total operating revenues	2,866,196	2,909,135	2,654,800

Operating Costs and Expenses:
Cost of natural gas sales	136,556	179,410	88,328
Operation and maintenance	517,408	530,871	413,882
General and administrative	214,973	224,539	220,378
Depreciation and amortization	519,045	512,969	489,524
Taxes — other than income taxes	104,715	97,881	92,661
Regulatory credit resulting from tax rate changes	(31,540)	(16,728)	(30,752)
Other (income) expense, net	(6,173)	9,709	13,441
Total operating costs and expenses	1,454,984	1,538,651	1,287,462

Operating Income	1,411,212	1,370,484	1,367,338

Other (Income) and Other Expenses:
Interest expense	323,592	327,226	322,698
Interest income	(86,932)	(35,843)	(4,714)
Allowance for equity and borrowed funds used during construction (AFUDC)	(77,176)	(28,248)	(22,125)
Miscellaneous other (income) expense, net	4,523	7,663	5,311
Total other (income) and other expenses	164,007	270,798	301,170

Net Income	1,247,205	1,099,686	1,066,168

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet

	December 31,
	2023	2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,352,927	1,813,480
Trade	250,759	264,959
Affiliates	9,559	8,205
Other	10,572	2,795
Transportation and exchange gas receivables	2,803	9,256
Inventories:
Materials and supplies, at average cost	42,904	43,738
Gas available for customer nomination, at average cost	39,832	48,289
Gas in storage, at original cost	752	1,079
Regulatory assets	87,198	123,903
Other	11,835	32,838
Total current assets	1,809,141	2,348,542

Property, plant and equipment	19,293,599	18,239,745
Less-Accumulated depreciation and amortization	5,963,213	5,552,377
Total property, plant and equipment, net	13,330,386	12,687,368

Other Assets:
Regulatory assets	299,099	298,793
Right-of-use assets	53,255	59,235
Other	296,408	265,651
Total other assets	648,762	623,679

Total assets	$15,788,289	$15,659,589
(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet

	December 31,
	2023	2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$263,363	$184,906
Affiliates	54,817	54,303
Cash overdrafts	15,374	13,589
Transportation and exchange gas payables	6,433	5,140
Accrued liabilities:
Interest	76,000	76,255
Asset retirement obligations	95,540	27,484
Regulatory liabilities	49,259	57,047
Taxes, other than income taxes	28,738	30,526
Customer deposits	35,046	28,498
Customer advances	17,183	11,535
Other	26,795	20,462
Long-term debt due within one year	31,718	28,532
Total current liabilities	700,266	538,277

Long-Term Debt	5,229,450	5,251,799

Other Long-Term Liabilities:
Regulatory liabilities	955,628	963,969
Asset retirement obligations	523,741	535,479
Contract liabilities	173,332	183,898
Lease liability	56,353	63,074
Other	11,920	12,699
Total other long-term liabilities	1,720,974	1,759,119

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,049,100	3,021,895
Total member’s equity	8,137,599	8,110,394

Total liabilities and member’s equity	$15,788,289	$15,659,589

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Member's Capital:
Balance at beginning of period	$5,088,499	$4,960,499	$4,543,499
Cash contributions from parent	—	128,000	417,000
Balance at end of period	5,088,499	5,088,499	4,960,499
Retained Earnings:
Balance at beginning of period	3,021,895	2,759,757	2,037,320
Net income	1,247,205	1,099,686	1,066,168
Cash distributions to parent	(1,220,000)	(837,548)	(343,731)
Balance at end of period	3,049,100	3,021,895	2,759,757

Total Member's Equity	$8,137,599	$8,110,394	$7,720,256
See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$1,247,205	$1,099,686	$1,066,168
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	519,045	512,969	489,524
Allowance for equity funds used during construction (equity AFUDC)	(62,852)	(22,962)	(17,080)
Regulatory credit resulting from tax rate changes	(31,540)	(16,728)	(30,752)
Changes in current assets and liabilities:
Affiliate receivables	(1,354)	(1,227)	(5,967)
Trade and other accounts receivable	6,422	(20,095)	(15,355)
Transportation and exchange gas receivables	6,453	(1,571)	(3,058)
Inventories	9,618	(38,669)	1,860
Regulatory assets	36,705	(9,552)	(51,490)
Other current assets	21,003	(15,780)	(3,211)
Affiliate payables	514	(14,825)	36,452
Trade accounts payable	(18,251)	20,873	953
Transportation and exchange gas payables	1,293	(4,985)	8,220
Accrued liabilities	71,106	(25,528)	(6,585)
Other, including changes in long-term assets and liabilities	(89,818)	54,390	(21,023)
Net cash provided (used) by operating activities	1,715,549	1,515,996	1,448,656
FINANCING ACTIVITIES:
Proceeds from other financing obligations	6,544	8,506	3,297
Payments on other financing obligations	(28,703)	(25,623)	(22,635)
Payments for debt issuance costs	—	(16)	(59)
Cash distributions to parent	(1,220,000)	(837,548)	(343,731)
Cash contributions from parent	—	128,000	417,000
Net cash provided (used) by financing activities	(1,242,159)	(726,681)	53,872
INVESTING ACTIVITIES:
Property, plant and equipment;
Capital expenditures (1)	$(894,490)	$(602,969)	$(481,280)
Contributions and advances for construction costs	21,173	953	36,945
Disposal of property, plant and equipment, net	(51,466)	(32,724)	(32,565)
Advances to affiliate, net	460,553	(144,112)	(1,026,634)
Purchase of ARO Trust investments	(22,334)	(20,797)	(28,804)
Proceeds from sale of ARO Trust investments	13,174	10,334	29,810
Net cash provided (used) by investing activities	(473,390)	(789,315)	(1,502,528)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
____________________________
(1) Increase to property, plant and equipment, exclusive of equity AFUDC	$(991,100)	$(587,203)	$(512,293)
Changes in related accounts payable and accrued liabilities	96,610	(15,766)	31,013
Capital expenditures	$(894,490)	$(602,969)	$(481,280)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$306,968	$325,563	$313,828
Income taxes	87	67	127
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
Basis of Presentation
Williams’ acquisition of us in 1995 was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities based on their estimated fair values. The purchase price allocation to us primarily consisted of a $1.5 billion allocation to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The amount allocated to property, plant and equipment is being depreciated on a straight-line basis over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $35 million per year. At December 31, 2023, the remaining property, plant and equipment allocation was approximately $0.4 billion. Current FERC policy does not permit us to recover through rates amounts in excess of original cost.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Significant estimates and assumptions include:
•Litigation-related contingencies;
•Environmental remediation obligations;
•Impairment assessments of long-lived assets;
•Depreciation;
•Asset retirement obligations; and
•Measurement of regulatory assets and liabilities.
These estimates are discussed further throughout these notes.
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2023 and 2022, we had no such rate refund liabilities.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

The following table presents Total property, plant and equipment, net as presented on the Balance Sheet:

	Depreciation Rate	December 31,
		2023	2022
		(Thousands)
Onshore transmission facilities	2.50% - 7.13%	$16,030,815	$15,379,968
Offshore transmission facilities	1.25%	681,216	639,354
Storage facilities	1.86% - 2.05%	830,071	814,882
Gathering facilities	0% - 1.00%	157,817	176,305
Construction in progress	Not applicable	1,008,006	661,033
Other	1.77% - 20.00%	585,674	568,203
Property, plant and equipment		19,293,599	18,239,745
Less-Accumulated depreciation and amortization		5,963,213	5,552,377
Total property, plant and equipment, net		$13,330,386	$12,687,368

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $14.3 million, $5.2 million, and $5.0 million, for 2023, 2022 and 2021, respectively. The allowance for equity funds was $62.9 million, $23.0 million, and $17.1 million, for 2023, 2022 and 2021, respectively.
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
Accounts Receivable
Accounts receivable are carried on a gross basis less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring, if applicable. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2023 and 2022.
Gas Imbalances
In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, we transport gas on various pipeline systems which may deliver different quantities of gas on behalf of us than the quantities of gas received from us. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash (see Deferred Cash Out below) or through the receipt or delivery of gas in the future and are recorded in the accompanying Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Our tariff includes a method whereby most transportation imbalances are settled on a monthly basis. Each month, a portion of the imbalances are not identified to specific parties and remain unsettled. These are generally identified to specific parties and settled in subsequent periods. We believe that amounts that remain unidentified to specific parties and unsettled at year end are valid balances that will be settled with no material adverse effect upon our financial position, results of operations or cash flows. Management has implemented a policy of continuing to carry any unidentified transportation and exchange imbalances on the books for a three-year period. At the end of the three-year period a final assessment will be made of their continued validity. Absent a valid reason for maintaining the imbalance, any remaining balance will be recognized in income. Certain imbalances are being recovered or repaid in cash or through the receipt or delivery of gas upon agreement of the parties as to the allocation of the gas volumes, and as permitted by pipeline operating conditions. These

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

imbalances have been classified as current assets and current liabilities at December 31, 2023 and 2022. We utilize the average cost method of accounting for gas imbalances.
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
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. The reserve for inventory was $4.4 million at December 31, 2023, and there was a minimal reserve at December 31, 2022.
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
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$194,464	$205,030
Recognized in revenue	(10,566)	(10,566)
Balance at end of period	$183,898	$194,464
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2023, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (one year)	$10,568	$2,570,901
2025 (one year)	10,566	2,307,268
2026 (one year)	10,566	2,215,340
2027 (one year)	10,566	1,658,531
2028 (one year)	10,568	1,539,513
Thereafter	131,064	9,499,369
Total	$183,898	$19,790,922
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

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Lease Cost:
Operating lease cost	$9,042	$9,445	$9,292
Variable lease cost	7,160	6,877	4,764
Total lease cost	$16,202	$16,322	$14,056

Cash paid for operating lease liabilities	$9,809	$9,715	$9,554

		December 31,
		2023	2022
		(Thousands)
Other Information:
Right-of-use assets		$53,255	$59,235
Operating lease liabilities:
Current (included in Accrued liabilities - Other on our Balance Sheet)		$6,495	$6,482
Lease liability		$56,353	$63,074
Weighted-average remaining lease term - operating leases (years)		13	13
Weighted-average discount rate - operating leases		4.73%	4.69%
As of December 31, 2023, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2024	$9,443
2025	8,571
2026	9,200
2027	9,472
2028	9,473
Thereafter	42,893
Total future lease payments	89,052
Less amount representing interest	26,204
Total obligations under operating leases	$62,848

Note 4 – Contingent Liabilities and Commitments
Environmental Matters
We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At December 31, 2023, we had a liability of approximately $10.5 million for the expected ongoing remediation and monitoring costs, $0.6 million recorded in Accrued liabilities - Other and $9.9 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had a liability of approximately $11.8 million for the expected ongoing remediation and monitoring costs, $1.4 million recorded in Accrued liabilities - Other and $10.4 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 5 – Debt and Financing Arrangements
Long-Term Debt

	December 31,
	2023	2022
	(Thousands)
Debentures:
7.08% due 2026	$7,500	$7,500
7.25% due 2026	200,000	200,000
Total debentures	207,500	207,500

Notes:
7.85% due 2026	1,000,000	1,000,000
4.0% due 2028	400,000	400,000
3.25% due 2030	700,000	700,000
5.4% due 2041	375,000	375,000
4.45% due 2042	400,000	400,000
4.6% due 2048	600,000	600,000
3.95% due 2050	500,000	500,000
Total notes	3,975,000	3,975,000

Other financing obligations	1,116,360	1,138,773

Total long-term debt, including current portion	5,298,860	5,321,273
Unamortized debt issuance costs	(25,688)	(28,113)
Unamortized debt premium and discount, net	(12,004)	(12,829)
Long-term debt due within one year	(31,718)	(28,532)

Total long-term debt	$5,229,450	$5,251,799
The following table presents aggregate minimum maturities of long-term debt and other financing obligations outstanding at December 31, 2023, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years (in thousands):

2024	$31,718
2025	$34,675
2026	$1,245,411
2027	$41,452
2028	$445,325
No property is pledged as collateral under any of our long-term debt.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Dalton Expansion Project
At December 31, 2023 and 2022, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $246.8 million and $249.4 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $3.0 million and $2.8 million, respectively.
Atlantic Sunrise Project
During 2023 and 2022, we received $6.1 million and $2.2 million, respectively, of additional funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in Atlantic Sunrise. At December 31, 2023 and 2022, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $762.8 million and $784.6 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $27.4 million and $24.6 million, respectively.
Leidy South Project
During 2022, we received $6.0 million of additional funding from our co-owner for its proportionate share of construction costs related to its undivided ownership interest in Leidy South. At December 31, 2023 and 2022, the amount included in Long-Term Debt on our Balance Sheet for this financing obligation was $75.0 million and $76.2 million, and the amount included in Long-term debt due within one year on our Balance Sheet for this financing obligation was $1.3 million and $1.1 million, respectively.
Long-Term Debt Due Within One Year
The long-term debt due within one year at December 31, 2023 and 2022, are associated with the previously described other financing obligations.
Credit Facility
In October 2021, we, along with Williams and Northwest Pipeline LLC, the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. In the second quarter of 2023, the maturity date of our Credit Agreement was extended one year and now expires October 8, 2027. The amended Credit Agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended Credit Agreement replaces the London Interbank Offered Rate with the Term Secured Overnight Financing Rate as the benchmark interest rate index. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Northwest Pipeline LLC are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2023, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
The Credit Agreement contains the following terms and conditions:

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the Term Secured Overnight Financing Rate plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Northwest Pipeline LLC and us.
Commercial Paper Program
Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2023, Williams had $725 million of commercial paper outstanding, which was paid down in January 2024.
Restrictive Debt Covenants
At December 31, 2023, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described above, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. The indenture governing our $1 billion of 7.85 percent Senior Notes due 2026 further restricts our ability to guarantee certain indebtedness. At December 31, 2023, we were in compliance with the covenants contained in our indentures and credit agreements.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Investments within the ARO Trust were as follows (in millions):

	December 31, 2023		December 31, 2022
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$25.5	$25.5	$16.4	$16.4
U.S. Equity Funds	52.7	119.8	52.7	96.1
International Equity Funds	31.7	39.2	31.6	35.2
Municipal Bond Funds	87.7	84.4	87.7	82.0
Total	$197.6	$268.9	$188.4	$229.7
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Millions)
Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$268.9	$268.9	$268.9	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,261.2)	(5,438.4)	—	(5,438.4)	—

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$229.7	$229.7	$229.7	$—	$—

Additional disclosures:
Long-term debt, including current portion	(5,280.3)	(5,361.7)	—	(5,361.7)	—
Fair Value Methods
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. Pension costs charged to us by Williams were $1.6 million, $3.7 million and $4.1 million for 2023, 2022, and 2021, respectively.
Williams makes annual cash contributions to the pension plans, based on annual actuarial estimates, which we recover through rates that are set through periodic general rate filings. Effective with the Docket No. RP18-1126 rate case settlement, any amounts of annual contributions that fall below a threshold are recorded as adjustments to income and refunded through future rate adjustments. The amounts of deferred pension collections recorded as regulatory liabilities at December 31, 2023 and 2022 were $25.7 million and $30.1 million, respectively. Also effective with the Docket No. RP18-1126 rate case settlement, the pension regulatory liability as of March 1, 2019 is being amortized over a five-year period.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. We recognized other postretirement benefit income of $5.9 million, $4.6 million and $4.7 million for 2023, 2022, and 2021, respectively.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to expense and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2023 and 2022 are $31.1 million and $40.2 million, respectively. Effective with the Docket No. RP18-1126 rate case settlement, the other postretirement benefits regulatory liability as of March 1, 2019 is being amortized over a period of approximately five years.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $11.8 million, $11.1 million, and $11.4 million in 2023, 2022, and 2021, respectively, for Williams’ company contributions to this plan.

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
Total stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 was $5.7 million, $6.0 million, and $5.9 million, respectively, excluding amounts allocated from Williams.
Note 9 – Transactions with Major Customers and Affiliates
Major Customers
Dominion Energy, Inc. accounted for $287.0 million (10 percent), $293.4 million (10 percent) and $297.7 million (11 percent) of our operating revenues during the years ended December 31, 2023, 2022, and 2021, respectively. No other customers accounted for 10 percent or more of our revenues during any of the three years ended December 31, 2023.
Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2023 and 2022, our advances to Williams totaled approximately $1.4 billion and $1.8 billion, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at December 31, 2023. The interest income from these advances was $80.5 million, $31.0 million, and $0.1 million during years ended December 31, 2023, 2022, and 2021, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.
Included in Operating Revenues on the Statement of Net Income for 2023, 2022, and 2021 are revenues received from affiliates of $56.3 million, $89.4 million, and $37.4 million, respectively.
Included in Cost of natural gas sales on the Statement of Net Income for 2023, 2022, and 2021 are costs of gas purchased from affiliates of $7.2 million, $17.8 million, and $7.9 million, respectively. All gas purchases are made at market or contract prices.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $324.1 million, $345.0 million, and $329.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, for these service expenses,

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $13.8 million, $9.8 million, and $7.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During January 2024, we declared and paid a cash distribution of $320.0 million to our parent.
Note 10 – Asset Retirement Obligations
Our accrued asset retirement obligations relate to underground storage caverns, offshore platforms, pipelines, and gas transmission facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to dismantle offshore platforms, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground. Our overall asset retirement obligation changed as follows:

	Year Ended December 31,
	2023	2022
	(Thousands)
Beginning balance	$562,963	$518,387
Accretion	31,002	27,516
New obligations	8,749	15,218
Changes in estimates of existing obligations (1)	39,948	8,395
Property dispositions/obligations settled	(23,381)	(6,553)
Ending balance	$619,281	$562,963
______________________
(1)    Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The 2023 revisions reflect an increase in removal cost estimates for offshore AROs. The 2022 revisions reflect an increase in removal cost estimates on various AROs.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 11 – Regulatory Assets and Liabilities
The regulatory assets and regulatory liabilities resulting from our application of the provisions of Topic 980 included on the accompanying Balance Sheet are as follows:

	December 31,
	2023	2022
	(Thousands)
Current regulatory assets:
Fuel cost	$60,120	$72,311
Electric power cost	—	24,514
ARO	16,029	16,029
Deferred cash out	6,192	6,192
Asset retirement costs - Eminence	4,857	4,857
Total current regulatory assets	87,198	123,903
Long-term regulatory assets:
ARO	208,682	209,542
Grossed-up deferred taxes on equity funds used during construction	30,646	32,064
Asset retirement costs - Eminence	19,590	23,909
Slug Catcher	6,020	6,156
Deferred cash out	10,589	4,828
Other	23,572	22,294
Total long-term regulatory assets	299,099	298,793
Total regulatory assets	$386,297	$422,696

Current regulatory liabilities:
Deferred taxes - liability	$30,752	$30,752
Postretirement benefits other than pension	7,988	15,000
Electric power cost	7,475	—
Pension	1,732	10,394
Other	1,312	901
Total current regulatory liabilities	49,259	57,047
Long-term regulatory liabilities:
Negative salvage	604,837	591,350
Deferred taxes - liability	283,003	314,543
Postretirement benefits other than pension	23,105	25,156
Pension	24,000	19,732
Sentinel meter station depreciation	7,129	6,971
Other	13,554	6,217
Total long-term regulatory liabilities	955,628	963,969
Total regulatory liabilities	$1,004,887	$1,021,016

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS – (Continued)

The significant regulatory assets and liabilities include:
Fuel cost: This amount represents the value of the cumulative volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base but assets and liabilities are expected to be recovered or refunded, respectively, in subsequent annual fuel tracker filings.
Electric power cost: This amount represents the value of the cumulative volumetric difference between the electric power costs recovered from our customers and the electric power costs incurred in operations. These amounts are not included in the rate base but assets and liabilities are expected to be recovered or refunded, respectively, by changing the power reimbursement rate in subsequent annual electric power tracker filings.
ARO: This regulatory asset balance reflects the depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates (see Note 10 – Asset Retirement Obligations).
Deferred cash out: This amount represents the deferral of gains or losses on the purchases and sales of gas imbalances with shippers. These amounts will be recovered/refunded under terms provided for in our FERC tariff.
Asset retirement costs - Eminence: This regulatory asset balance is associated with the Eminence Storage Field retirement costs. The regulatory asset is being recovered through our rates and is being amortized to expense consistent with the amounts collected in rates.
Grossed-up deferred taxes on equity funds used during construction: This regulatory asset balance is established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived assets to which they relate.
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
Deferred taxes - liability: This regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP18-1126 rate case settlement. As of December 31, 2023, an additional $13 million of rate base deferred taxes was recorded due to a decrease in the effective state income tax rate. This amount will be subject to future discussions and negotiation with our customers in our next rate case.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	Year Ended December 31,
	2023	2022
Audit fees	$1.3	$1.3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1.3	$1.3
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page Reference to 2023 10-K
(a) 1 and 2. Transcontinental Gas Pipe Line Company, LLC financial statements and schedules

Index

Covered by Report of Independent Registered Public Accounting Firm:

Statement of Net Income for the Years Ended December 31, 2023, 2022 and 2021	32

Balance Sheet as of December 31, 2023 and 2022	33

Statement of Changes in Member’s Equity for the Years Ended December 31, 2023, 2022 and 2021	35

Statement of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	36

Notes to Financial Statements	37
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

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
Date: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Chad A. Teply	Management Committee Member and Senior Vice President (Principal Executive Officer)
Chad A. Teply

/s/ Mary A. Hausman	Vice President and Chief Accounting Officer (Principal Financial Officer)
Mary A. Hausman

/s/ Billeigh W. Mark	Controller (Principal Accounting Officer)
Billeigh W. Mark

Date: February 21, 2024