Form 10-Q
period 2024-03-31
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2024-05-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Operating Revenues:
Natural gas transportation	$651,612	$623,740
Natural gas storage	48,079	47,676
Natural gas sales	24,347	21,772
Other	7,682	12,707
Total operating revenues	731,720	705,895

Operating Costs and Expenses:
Cost of natural gas sales	24,347	21,772
Operation and maintenance	120,354	130,199
General and administrative	50,909	54,774
Depreciation and amortization	133,996	125,367
Taxes, other than income taxes	28,125	26,658
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Other (income) expense, net	(7,554)	1,075
Total operating costs and expenses	342,489	352,157

Operating Income	389,231	353,738

Other (Income) and Other Expenses:
Interest expense	80,979	81,096
Interest income	(17,553)	(20,536)
Allowance for equity and borrowed funds used during construction (AFUDC)	(23,588)	(15,583)
Miscellaneous other (income) expense, net	1,558	(30)
Total other (income) and other expenses	41,396	44,947

Net Income	$347,835	$308,791

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31, 2024	December 31, 2023
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,180,594	1,352,927
Trade	238,024	250,759
Affiliates	11,634	9,559
Other	10,367	10,572
Transportation and exchange gas receivables	4,316	2,803
Inventories:
Materials and supplies, at average cost	44,959	42,904
Gas available for customer nomination, at average cost	30,639	39,832
Gas in storage, last-in, first-out	3,120	—
Gas in storage, at original cost	788	752
Regulatory assets	84,375	87,198
Other	18,681	11,835
Total current assets	1,627,497	1,809,141

Property, plant and equipment	19,466,256	19,293,599
Less-Accumulated depreciation and amortization	5,993,128	5,963,213
Total property, plant and equipment, net	13,473,128	13,330,386

Other Assets:
Regulatory assets	289,737	299,099
Right-of-use assets	51,611	53,255
Other	309,107	296,408
Total other assets	650,455	648,762

Total assets	$15,751,080	$15,788,289

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31, 2024	December 31, 2023
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$233,977	$263,363
Affiliates	49,881	54,817
Cash overdrafts	8,146	15,374
Transportation and exchange gas payables	4,234	6,433
Accrued liabilities:
Interest	50,023	76,000
Asset retirement obligations	104,912	95,540
Regulatory liabilities	54,927	49,259
Taxes, other than income taxes	29,469	28,738
Customer deposits	32,975	35,046
Customer advances	19,767	17,183
Other	21,679	26,795
Long-term debt due within one year	32,433	31,718
Total current liabilities	642,423	700,266

Long-Term Debt	5,223,362	5,229,450

Other Long-Term Liabilities:
Regulatory liabilities	964,028	955,628
Asset retirement obligations	518,524	523,741
Contract liabilities	170,691	173,332
Lease liability	54,733	56,353
Other	11,885	11,920
Total other long-term liabilities	1,719,861	1,720,974

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,076,935	3,049,100
Total member’s equity	8,165,434	8,137,599

Total liabilities and member’s equity	$15,751,080	$15,788,289

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,049,100	3,021,895
Net income	347,835	308,791
Cash distributions to parent	(320,000)	(310,000)
Balance at end of period	3,076,935	3,020,686
Total Member’s Equity	$8,165,434	$8,109,185

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
OPERATING ACTIVITIES:
Net income	$347,835	$308,791
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	133,996	125,367
Allowance for equity funds used during construction (equity AFUDC)	(19,199)	(12,689)
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)
Changes in current assets and liabilities:
Affiliate receivables	(2,075)	2,498
Trade and other accounts receivable	12,940	21,975
Transportation and exchange gas receivables	(1,513)	4,184
Inventories	3,982	(164)
Regulatory assets	2,823	10,516
Other current assets	(6,846)	(4,678)
Affiliate payables	(4,936)	(5,376)
Trade accounts payable	(36,872)	(44,826)
Transportation and exchange gas payables	(2,199)	365
Accrued liabilities	(17,394)	(15,781)
Other, including changes in long-term assets and liabilities	(6,972)	576
Net cash provided (used) by operating activities	395,882	383,070

FINANCING ACTIVITIES:
Proceeds from other financing obligations	1,453	3,757
Payments on other financing obligations	(7,610)	(6,842)
Cash distributions to parent	(320,000)	(310,000)
Net cash provided (used) by financing activities	(326,157)	(313,085)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(231,846)	(119,188)
Contributions and advances for construction costs, net	2,200	9,482
Disposal of property, plant and equipment, net	(11,230)	(7,984)
Advances to affiliate, net	172,333	50,227
Purchase of ARO Trust investments	(5,566)	(5,199)
Proceeds from sale of ARO Trust investments	4,384	2,677
Net cash provided (used) by investing activities	(69,725)	(69,985)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(233,163)	$(116,873)
Changes in related accounts payable and accrued liabilities	1,317	(2,315)
Capital expenditures	$(231,846)	$(119,188)

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

General

Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2023, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.

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

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Balance at beginning of period	$183,898	$194,464
Recognized in revenue	(2,640)	(2,638)
Balance at end of period	$181,258	$191,826

Notes (Continued)	Table of Contents

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2024 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (nine months)	$7,927	$1,922,672
2025 (one year)	10,566	2,344,445
2026 (one year)	10,566	2,231,934
2027 (one year)	10,566	1,790,192
2028 (one year)	10,568	1,539,309
Thereafter	131,065	9,489,772
Total	$181,258	$19,318,324

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At March 31, 2024, we had a liability of approximately $10.4 million for the expected ongoing remediation and monitoring costs, $0.7 million recorded in Accrued liabilities - Other and $9.7 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2023, we had a liability of approximately $10.5 million for the expected ongoing remediation and monitoring costs, $0.6 million recorded in Accrued liabilities - Other and $9.9 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2024, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper Program

Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2024, Williams had no outstanding commercial paper.

Notes (Continued)	Table of Contents

Other Financing Obligations

Dalton Expansion Project

At March 31, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $246.3 million and $246.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $3.1 million and $3.0 million, respectively.

Atlantic Sunrise Project

During the first three months of 2024 and 2023, we received an additional $1.2 million and $3.7 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At March 31, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $756.8 million and $762.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $28.0 million and $27.4 million, respectively.

Leidy South Project

At March 31, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $74.7 million and $75.0 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.3 million and $1.3 million, respectively.

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

Pursuant to the approved stipulation and agreement in Docket No. RP18-1126, the annual funding obligation effective March 1, 2020 is approximately $16.0 million with deposits made monthly.

Investments within the ARO Trust were as follows (in millions):

	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$26.7	$26.7	$25.5	$25.5
U.S. Equity Funds	52.7	130.7	52.7	119.8
International Equity Funds	31.7	40.9	31.7	39.2
Municipal Bond Funds	87.7	83.8	87.7	84.4
Total	$198.8	$282.1	$197.6	$268.9

Notes (Continued)	Table of Contents

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2024:
Measured on a recurring basis:
ARO Trust investments	$282.1	$282.1	$282.1	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,255.8)	(5,382.4)	—	(5,382.4)	—

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$268.9	$268.9	$268.9	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,261.2)	(5,438.4)	—	(5,438.4)	—

Fair Value Methods

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ARO Trust investments: We deposit a portion of our collected rates, pursuant to the terms of the Docket No. RP18-1126 rate case settlement, into the ARO Trust, which is specifically designated to fund future ARO. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and are reported in Other Assets - Other on the Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities. See Note 5 – ARO Trust for more information.

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $1.2 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the

Notes (Continued)	Table of Contents

daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at March 31, 2024. The interest income from these advances was $16.0 million and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $18.6 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $2.0 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $84.5 million and $84.1 million for the three months ended March 31, 2024 and 2023, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $2.3 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.

During April 2024, we declared and paid a cash distribution of $330 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our historical Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K and with the Financial Statements and accompanying notes contained in this Form 10-Q.

Results of Operations

This analysis discusses financial results of our operations for the three-month periods ended March 31, 2024 and 2023. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first three months of 2024 of $347.8 million increased by $39.0 million (13 percent) when compared to the $308.8 million recognized during the first three months of 2023 due to the following significant variances:

Operating Revenues increased $25.8 million (4 percent) due primarily to:

•$27.9 million increase in Natural gas transportation primarily due to additional capacity from the partial in-service of the Regional Energy Access Expansion during the fourth quarter of 2023 and the in-service of the Carolina Market Link Expansion during the first quarter of 2024, an additional billing day, and higher short-term firm transportation; and
•$2.6 million increase in Natural gas sales due to higher cash-out volumes, partially offset by lower pricing (offset in Operating Costs and Expenses resulting in no net impact on our results of operations); partially offset by,
•$5.0 million decrease in Other revenues primarily due to park and loan services.

Operating Costs and Expenses, excluding the Cost of natural gas sales, which directly offsets Natural gas sales in Operating Revenues, decreased $12.2 million (4 percent). This decrease was primarily attributable to:

•$9.8 million decrease in Operation and maintenance costs primarily due to a decrease in costs related to outside services for compressor station maintenance, pipeline inspection, and right-of-way management;
~~•~~$3.9 million decrease in General and administrative expenses primarily due to a favorable change in allocated corporate expenses; and
•$8.6 million favorable change in Other (income) expense, net primarily driven by favorable changes associated with the deferral of ARO-related depreciation of $5.9 million (offset in Depreciation and amortization resulting in no net impact on our results of operations) and a $1.7 million decrease in project development costs primarily due to the capitalization of feasibility costs in 2024; partially offset by

Management’s Discussion and Analysis (Continued)	Table of Contents
•$8.6 million increase in Depreciation and amortization primarily as a result of an increase in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations) and additional assets placed in service.

Other (Income) and Other Expenses had a favorable change of $3.6 million primarily due to an increase of $8.0 million in the allowance for funds used during construction as a result of increased capital expenditures, partially offset by a decrease of $3.0 million in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2024.

Pipeline Expansion Projects

Regional Energy Access

In January 2023, we received approval from the FERC for the project to expand our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We placed approximately half of the project into service in the fourth quarter of 2023 and plan to place the remainder of the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.

Southside Reliability Enhancement

In July 2023, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.

Texas to Louisiana Energy Pathway

In January 2024, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We plan to place the project into service as early as the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.

Southeast Energy Connector

In November 2023, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We plan to place the project into service in the second quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

Commonwealth Energy Connector

In November 2023, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 105 Mdth/d.

Management’s Discussion and Analysis (Continued)	Table of Contents

Alabama Georgia Connector

In March 2024, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 64 Mdth/d.

Southeast Supply Enhancement

We plan to file our certificate application for the project with the FERC as early as the third quarter of 2024, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,592 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	May 6, 2024	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)