Form 10-Q
period 2024-06-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2024-08-05
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024, as may be supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q..

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands)
Operating Revenues:
Natural gas transportation	$634,130	$618,398	$1,285,742	$1,242,138
Natural gas storage	48,478	45,128	96,557	92,804
Natural gas sales	21,550	55,899	45,897	77,671
Other	6,331	8,358	14,013	21,065
Total operating revenues	710,489	727,783	1,442,209	1,433,678

Operating Costs and Expenses:
Cost of natural gas sales	21,550	55,899	45,897	77,671
Operation and maintenance	117,469	115,179	237,823	245,378
General and administrative	52,105	52,904	103,014	107,678
Depreciation and amortization	131,211	127,568	265,207	252,935
Taxes, other than income taxes	28,730	27,483	56,855	54,141
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(15,376)	(15,376)
Other (income) expense, net	(1,737)	(4,553)	(9,291)	(3,478)
Total operating costs and expenses	341,640	366,792	684,129	718,949

Operating Income	368,849	360,991	758,080	714,729

Other (Income) and Other Expenses:
Interest expense	80,908	81,042	161,887	162,138
Interest income	(15,416)	(22,851)	(32,969)	(43,387)
Allowance for equity and borrowed funds used during construction (AFUDC)	(27,015)	(17,949)	(50,603)	(33,532)
Miscellaneous other (income) expense, net	1,407	1,127	2,965	1,097
Total other (income) and other expenses	39,884	41,369	81,280	86,316

Net Income	$328,965	$319,622	$676,800	$628,413

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2024	December 31, 2023
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	1,026,681	1,352,927
Trade	222,389	250,759
Affiliates	9,174	9,559
Other	9,332	10,572
Transportation and exchange gas receivables	6,228	2,803
Inventories:
Materials and supplies, at average cost	45,127	42,904
Gas available for customer nomination, at average cost	34,477	39,832
Gas in storage, last-in, first-out	2,590	—
Gas in storage, at original cost	771	752
Regulatory assets	81,553	87,198
Other	9,240	11,835
Total current assets	1,447,562	1,809,141

Property, plant and equipment	19,810,047	19,293,599
Less-Accumulated depreciation and amortization	6,064,369	5,963,213
Total property, plant and equipment, net	13,745,678	13,330,386

Other Assets:
Regulatory assets	314,134	299,099
Right-of-use assets	50,044	53,255
Other	310,884	296,408
Total other assets	675,062	648,762

Total assets	$15,868,302	$15,788,289

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30, 2024	December 31, 2023
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$321,068	$263,363
Affiliates	38,889	54,817
Cash overdrafts	32,209	15,374
Transportation and exchange gas payables	4,258	6,433
Accrued liabilities:
Interest	75,886	76,000
Asset retirement obligations	105,355	95,540
Regulatory liabilities	53,408	49,259
Taxes, other than income taxes	29,423	28,738
Customer deposits	32,706	35,046
Customer advances	21,374	17,183
Other	26,369	26,795
Long-term debt due within one year	33,164	31,718
Total current liabilities	774,109	700,266

Long-Term Debt	5,215,796	5,229,450

Other Long-Term Liabilities:
Regulatory liabilities	961,976	955,628
Asset retirement obligations	519,307	523,741
Contract liabilities	168,051	173,332
Lease liability	53,045	56,353
Other	11,619	11,920
Total other long-term liabilities	1,713,998	1,720,974

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,075,900	3,049,100
Total member’s equity	8,164,399	8,137,599

Total liabilities and member’s equity	$15,868,302	$15,788,289

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,076,935	3,020,686
Net income	328,965	319,622
Cash distributions to parent	(330,000)	(310,000)
Balance at end of period	3,075,900	3,030,308
Total Member’s Equity	$8,164,399	$8,118,807

	Six Months Ended June 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,049,100	3,021,895
Net income	676,800	628,413
Cash distributions to parent	(650,000)	(620,000)
Balance at end of period	3,075,900	3,030,308
Total Member’s Equity	$8,164,399	$8,118,807

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Thousands)
OPERATING ACTIVITIES:
Net income	$676,800	$628,413
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	265,207	252,935
Allowance for equity funds used during construction (equity AFUDC)	(41,037)	(27,296)
Regulatory credit resulting from tax rate changes	(15,376)	(15,376)
Changes in current assets and liabilities:
Affiliate receivables	385	2,226
Trade and other accounts receivable	29,135	34,721
Transportation and exchange gas receivables	(3,425)	(12,472)
Inventories	523	9,176
Regulatory assets	5,645	15,674
Other current assets	2,595	24,145
Affiliate payables	(15,928)	(10,919)
Trade accounts payable	4,227	(50,304)
Transportation and exchange gas payables	(2,175)	8,401
Accrued liabilities	11,769	29,584
Other, including changes in long-term assets and liabilities	(39,844)	(10,035)
Net cash provided (used) by operating activities	878,501	878,873

FINANCING ACTIVITIES:
Proceeds from other financing obligations	1,605	4,547
Payments on other financing obligations	(15,391)	(13,840)
Cash distributions to parent	(650,000)	(620,000)
Net cash provided (used) by financing activities	(663,786)	(629,293)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(512,465)	(312,521)
Contributions and advances for construction costs, net	10,916	15,880
Disposal of property, plant and equipment, net	(40,820)	(20,513)
Advances to affiliate, net	326,246	73,973
Purchase of ARO Trust investments	(10,885)	(10,830)
Proceeds from sale of ARO Trust investments	12,293	4,431
Net cash provided (used) by investing activities	(214,715)	(249,580)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(579,063)	$(377,371)
Changes in related accounts payable and accrued liabilities	66,598	64,850
Capital expenditures	$(512,465)	$(312,521)

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

Contract Assets

The following table presents a reconciliation of our contract assets. There were no contract assets for the three and six months ended June 30, 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(Thousands)
Balance at beginning of period	$—	$—
Revenue Recognized in excess of amounts invoiced	3,203	3,203
Balance at end of period	$3,203	$3,203

Notes (Continued)	Table of Contents

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands)
Balance at beginning of period	$181,258	$191,826	$183,898	$194,464
Recognized in revenue	(2,641)	(2,641)	(5,281)	(5,279)
Balance at end of period	$178,617	$189,185	$178,617	$189,185

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2024 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (six months)	$5,286	$1,290,945
2025 (one year)	10,566	2,416,027
2026 (one year)	10,566	2,277,516
2027 (one year)	10,566	1,947,736
2028 (one year)	10,568	1,563,644
Thereafter	131,065	9,601,461
Total	$178,617	$19,097,329

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

Notes (Continued)	Table of Contents

of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At June 30, 2024, we had a liability of approximately $10.2 million for the expected ongoing remediation and monitoring costs, $0.6 million recorded in Accrued liabilities - Other and $9.6 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2023, we had a liability of approximately $10.5 million for the expected ongoing remediation and monitoring costs, $0.6 million recorded in Accrued liabilities - Other and $9.9 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Note 4 – Debt and Financing Arrangements

Notes (Continued)	Table of Contents

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2024, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper Program

Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2024, Williams had $630 million outstanding commercial paper.

Other Financing Obligations

Dalton Expansion Project

At June 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $245.6 million and $246.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $3.2 million and $3.0 million, respectively.

Atlantic Sunrise Project

During the first six months of 2024 and 2023, we received an additional $1.2 million and $4.3 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At June 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $749.4 million and $762.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $28.7 million and $27.4 million, respectively.

Leidy South Project

At June 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $74.3 million and $75.0 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.3 million and $1.3 million, respectively.

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

Notes (Continued)	Table of Contents

Investments within the ARO Trust were as follows (in millions):

	June 30, 2024		December 31, 2023
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$24.1	$24.1	$25.5	$25.5
U.S. Equity Funds	52.7	134.5	52.7	119.8
International Equity Funds	31.7	40.9	31.7	39.2
Municipal Bond Funds	87.6	83.4	87.7	84.4
Total	$196.1	$282.9	$197.6	$268.9

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2024:
Measured on a recurring basis:
ARO Trust investments	$282.9	$282.9	$282.9	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,249.0)	(5,267.2)	—	(5,267.2)	—

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$268.9	$268.9	$268.9	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,261.2)	(5,438.4)	—	(5,438.4)	—

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $1.0 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.1 percent at June 30, 2024. The interest income from these advances was $14.1 million and $30.1 million for the three and six months ended June 30, 2024 and $21.2 million and $40.5 million for the three and six months ended June 30, 2023, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $18.7 million and $37.3 million for the three and six months ended June 30, 2024 and $13.8 million and $26.0 million for the three and six months ended June 30, 2023, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $0.9 million and $2.9 million for the three and six months ended June 30, 2024 and $0.9 million and $4.3 million for the three and six months ended June 30, 2023, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $75.6 million and $160.1 million for the three and six months ended June 30, 2024 and $76.4 million and $160.5 million for the three and six months ended June 30, 2023, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $3.3 million and $5.6 million for the three and six months ended June 30, 2024 and $4.2 million and $7.0 million for the three and six months ended June 30, 2023, respectively.

During July 2024, we declared and paid a cash distribution of $180 million to our parent.

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

Results of Operations

This analysis discusses financial results of our operations for the six-month periods ended June 30, 2024 and 2023. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first six months of 2024 of $676.8 million increased by $48.4 million (8 percent) when compared to the $628.4 million recognized during the first six months of 2023 due to the following significant variances:

Operating Revenues increased $8.5 million (1 percent) due primarily to:

•$43.6 million increase in Natural gas transportation primarily due to additional capacity from the partial in-service of the Regional Energy Access Expansion during the fourth quarter of 2023 and the in-service of the Carolina Market Link Expansion during the first quarter of 2024 and an additional billing day;
•$3.8 million increase in Natural gas storage primarily due to an increase in rates and an additional billing day;
•$31.8 million decrease in Natural gas sales due to lower cash-out volumes and lower pricing, which directly offsets in Cost of natural gas sales resulting in no net impact on our results of operations; and
•$7.1 million decrease in Other revenues primarily due to park and loan services.

Operating Costs and Expenses decreased $34.8 million (5 percent). This decrease was primarily attributable to:

•$31.8 million decrease in Cost of natural gas sales, which directly offsets Natural gas sales in Operating revenues resulting in no net impact on our results of operations;
•$7.6 million decrease in Operation and maintenance costs primarily due to a decrease in costs related to outside services for compressor station maintenance, pipeline inspection, and right-of-way management;
~~•~~$4.7 million decrease in General and administrative expenses primarily due to a favorable change in allocated corporate expenses;
•$5.8 million favorable change in Other (income) expense, net primarily driven by favorable changes associated with the deferral of ARO-related depreciation of $9.8 million (offset in Depreciation and

Management’s Discussion and Analysis (Continued)	Table of Contents
amortization resulting in no net impact on our results of operations), partially offset by an unfavorable change in the amortization of a regulatory liability of $3.5 million; partially offset by
•$12.3 million increase in Depreciation and amortization primarily as a result of an increase in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations) and additional assets placed in service.

Other (Income) and Other Expenses had a favorable change of $5.0 million primarily due to an increase of $17.1 million in the allowance for funds used during construction as a result of increased capital expenditures, partially offset by a decrease of $10.4 million in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2024.

Pipeline Expansion Projects

Regional Energy Access

In January 2023, we received approval from the FERC for the project to expand our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We placed approximately half of the project into service in the fourth quarter of 2023 and placed the remainder of the project into service in August 2024. The project increased capacity by 829 Mdth/d.

On July 30, 2024, the D.C. Circuit Court of Appeals granted petitions for review of the FERC orders approving the project, vacating such orders and remanding the matter to the FERC for appropriate action. The court’s decision will not be effective until the court has issued its mandate (which is not expected to occur until mid-September 2024 at the earliest), so the decision will not have an immediate impact on the project or the service being rendered through the project capacity. We will take the necessary legal and regulatory actions to ensure that the project capacity continues to be available to serve the needs of our customers without interruption.

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

Southeast Supply Enhancement

We plan to file, as early as the third quarter of 2024, our certificate application with the FERC for the project which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,592 Mdth/d.

Gillis West

We plan to file our prior notice application for the project with the FERC as early as the fourth quarter of 2024, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	August 5, 2024	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)