Form 10-Q
period 2024-09-30
TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2024-11-06
CIK 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Thousands)
Operating Revenues:
Natural gas transportation	$663,400	$629,605	$1,949,142	$1,871,743
Natural gas storage	51,228	46,313	147,785	139,117
Natural gas sales	26,128	34,676	72,025	112,347
Other	4,758	4,972	18,771	26,037
Total operating revenues	745,514	715,566	2,187,723	2,149,244

Operating Costs and Expenses:
Cost of natural gas sales	26,128	34,676	72,025	112,347
Operation and maintenance	137,858	138,002	375,681	383,380
General and administrative	56,334	48,942	159,348	156,620
Depreciation and amortization	144,609	135,539	409,816	388,474
Taxes, other than income taxes	28,103	25,747	84,958	79,888
Regulatory credit resulting from tax rate changes	(7,688)	(7,688)	(23,064)	(23,064)
Other (income) expense, net	(5,444)	(6,802)	(14,735)	(10,280)
Total operating costs and expenses	379,900	368,416	1,064,029	1,087,365

Operating Income	365,614	347,150	1,123,694	1,061,879

Other (Income) and Other Expenses:
Interest expense	80,926	80,945	242,813	243,083
Interest income	(14,366)	(22,827)	(47,335)	(66,214)
Allowance for equity and borrowed funds used during construction (AFUDC)	(22,395)	(21,978)	(72,998)	(55,510)
Miscellaneous other (income) expense, net	2,161	1,900	5,126	2,997
Total other (income) and other expenses	46,326	38,040	127,606	124,356

Net Income	$319,288	$309,110	$996,088	$937,523

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2024	December 31, 2023
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	883,715	1,352,927
Trade	231,448	250,759
Affiliates	6,371	9,559
Other	13,525	10,572
Transportation and exchange gas receivables	2,397	2,803
Inventories:
Materials and supplies, at average cost	45,634	42,904
Gas available for customer nomination, at average cost	35,568	39,832
Gas in storage, at original cost	778	752
Regulatory assets	79,149	87,198
Other	16,593	11,835
Total current assets	1,315,178	1,809,141

Property, plant and equipment	19,987,711	19,293,599
Less-Accumulated depreciation and amortization	6,047,140	5,963,213
Total property, plant and equipment, net	13,940,571	13,330,386

Other Assets:
Regulatory assets	314,022	299,099
Right-of-use assets	48,679	53,255
Other	329,786	296,408
Total other assets	692,487	648,762

Total assets	$15,948,236	$15,788,289

(continued)

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30, 2024	December 31, 2023
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$290,532	$263,363
Affiliates	49,132	54,817
Cash overdrafts	15,422	15,374
Transportation and exchange gas payables	3,957	6,433
Accrued liabilities:
Interest	49,913	76,000
Asset retirement obligations	25,780	95,540
Regulatory liabilities	52,327	49,259
Taxes, other than income taxes	53,639	28,738
Customer deposits	35,115	35,046
Customer advances	16,986	17,183
Other	28,518	26,795
Long-term debt due within one year	33,827	31,718
Total current liabilities	655,148	700,266

Long-Term Debt	5,208,164	5,229,450

Other Long-Term Liabilities:
Regulatory liabilities	963,297	955,628
Asset retirement obligations	589,362	523,741
Contract liabilities	165,407	173,332
Lease liability	51,660	56,353
Other	11,511	11,920
Total other long-term liabilities	1,781,237	1,720,974

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	5,088,499	5,088,499
Retained earnings	3,215,188	3,049,100
Total member’s equity	8,303,687	8,137,599

Total liabilities and member’s equity	$15,948,236	$15,788,289

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,075,900	3,030,308
Net income	319,288	309,110
Cash distributions to parent	(180,000)	(300,000)
Balance at end of period	3,215,188	3,039,418
Total Member’s Equity	$8,303,687	$8,127,917

	Nine Months Ended September 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$5,088,499	$5,088,499
Retained Earnings:
Balance at beginning of period	3,049,100	3,021,895
Net income	996,088	937,523
Cash distributions to parent	(830,000)	(920,000)
Balance at end of period	3,215,188	3,039,418
Total Member’s Equity	$8,303,687	$8,127,917

See accompanying notes.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Thousands)
OPERATING ACTIVITIES:
Net income	$996,088	$937,523
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	409,816	388,474
Allowance for equity funds used during construction (equity AFUDC)	(59,138)	(45,182)
Regulatory credit resulting from tax rate changes	(23,064)	(23,064)
Changes in current assets and liabilities:
Affiliate receivables	3,188	2,110
Trade and other accounts receivable	15,883	38,977
Transportation and exchange gas receivables	406	(803)
Inventories	1,508	15,356
Regulatory assets	8,049	22,678
Other current assets	(4,758)	16,184
Affiliate payables	(5,685)	(10,288)
Trade accounts payable	(7,708)	(31,639)
Transportation and exchange gas payables	(2,476)	(1,902)
Accrued liabilities	(66,086)	23,670
Other, including changes in long-term assets and liabilities	19,148	(47,236)
Net cash provided (used) by operating activities	1,285,171	1,284,858

FINANCING ACTIVITIES:
Proceeds from other financing obligations	1,750	6,047
Payments on other financing obligations	(23,316)	(20,998)
Cash distributions to parent	(830,000)	(920,000)
Net cash provided (used) by financing activities	(851,566)	(934,951)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(837,504)	(574,768)
Contributions and advances for construction costs, net	12,497	17,008
Disposal of property, plant and equipment, net	(79,457)	(33,334)
Advances to affiliate, net	469,212	249,115
Purchase of ARO Trust investments	(16,976)	(16,314)
Proceeds from sale of ARO Trust investments	18,623	8,386
Net cash provided (used) by investing activities	(433,605)	(349,907)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
_______________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(868,293)	$(719,631)
Changes in related accounts payable and accrued liabilities	30,789	144,863
Capital expenditures	$(837,504)	$(574,768)

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

Contract Assets

The following table presents a reconciliation of our contract assets. There were no contract assets for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(Thousands)
Balance at beginning of period	$3,203	$—
Revenue Recognized in excess of amounts invoiced	3,482	6,685
Balance at end of period	$6,685	$6,685

Notes (Continued)	Table of Contents

Contract Liabilities

The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Thousands)
Balance at beginning of period	$178,617	$189,185	$183,898	$194,464
Recognized in revenue	(2,643)	(2,643)	(7,924)	(7,922)
Balance at end of period	$175,974	$186,542	$175,974	$186,542

Remaining Performance Obligations

Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2024 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (three months)	$2,643	$686,297
2025 (one year)	10,566	2,636,065
2026 (one year)	10,566	2,469,724
2027 (one year)	10,566	2,254,069
2028 (one year)	10,568	1,733,697
Thereafter	131,065	11,446,529
Total	$175,974	$21,226,381

Accounts Receivable

Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments

Rate Matters
General rate case (Docket No. RP24-1035) On August 30, 2024, we filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement in our prior rate case to file a rate case no later than August 30, 2024. On September 30, 2024, the FERC issued an order accepting and suspending our

Notes (Continued)	Table of Contents

general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC except that rates for certain services that were proposed as overall rate decreases were accepted, without suspension, to be effective October 1, 2024. The decreased rates will not be subject to refund but may be subject to decrease prospectively under Section 5 of the Natural Gas Act of 1938 as amended.

Environmental Matters

We have had studies underway for many years to test some of our facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. We have also similarly evaluated past on-site disposal of hydrocarbons at a number of our facilities. We have worked closely with and responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of our sites. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We also have a program for monitoring certain environmental activities at our Eminence storage facility. At September 30, 2024, we had a liability of approximately $10.7 million for the expected ongoing remediation and monitoring costs, $1.2 million recorded in Accrued liabilities - Other and $9.5 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2023, we had a liability of approximately $10.5 million for the expected ongoing remediation and monitoring costs, $0.6 million recorded in Accrued liabilities - Other and $9.9 million recorded in Other Long-Term Liabilities - Other on the Balance Sheet.

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

Notes (Continued)	Table of Contents

amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third parties.

Note 4 – Debt and Financing Arrangements

Credit Facility

We, along with Williams and Northwest Pipeline LLC (Northwest), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Northwest are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2024, no letters of credit have been issued and no loans were outstanding under the credit facility.

Commercial Paper Program

Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2024, Williams had no outstanding commercial paper.

Other Financing Obligations

Dalton Expansion Project

At September 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $244.7 million and $246.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $3.2 million and $3.0 million, respectively.

Atlantic Sunrise Project

During the first nine months of 2024 and 2023, we received an additional $1.3 million and $5.6 million, respectively, of funding from a co-owner for its proportionate share of construction costs related to its undivided ownership interest in certain parts of the project. This additional funding is reflected in Long-Term Debt on the Balance Sheet. At September 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $742.0 million and $762.8 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $29.3 million and $27.4 million, respectively.

Leidy South Project

At September 30, 2024 and December 31, 2023, the amount included in Long-Term Debt on the Balance Sheet for this financing obligation was $74.1 million and $75.0 million, respectively, and the amount included in Long-term debt due within one year on the Balance Sheet for this financing obligation was $1.3 million and $1.3 million, respectively.

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

Notes (Continued)	Table of Contents

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

Investments within the ARO Trust were as follows (in millions):

	September 30, 2024		December 31, 2023
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Money Market Funds	$23.9	$23.9	$25.5	$25.5
U.S. Equity Funds	52.7	142.4	52.7	119.8
International Equity Funds	31.7	43.9	31.7	39.2
Municipal Bond Funds	87.6	84.9	87.7	84.4
Total	$195.9	$295.1	$197.6	$268.9

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2024:
Measured on a recurring basis:
ARO Trust investments	$295.1	$295.1	$295.1	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,242.0)	(5,390.7)	—	(5,390.7)	—

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$268.9	$268.9	$268.9	$—	$—
Additional disclosures:
Long-term debt, including current portion	(5,261.2)	(5,438.4)	—	(5,438.4)	—

Notes (Continued)	Table of Contents

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

Note 7 – Transactions with Affiliates

We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. Our advances to Williams totaled approximately $0.9 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.8 percent at September 30, 2024. The interest income from these advances was $12.3 million and $42.4 million for the three and nine months ended September 30, 2024 and $21.3 million and $61.8 million for the three and nine months ended September 30, 2023, respectively. Such interest income is included in Other (Income) and Other Expenses - Interest income on the Statement of Net Income.

Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $19.4 million and $56.7 million for the three and nine months ended September 30, 2024 and $12.2 million and $38.2 million for the three and nine months ended September 30, 2023, respectively.

Included in Cost of natural gas sales on the Statement of Net Income are costs of gas purchased from affiliates of $0.9 million and $3.8 million for the three and nine months ended September 30, 2024 and $1.3 million and $5.6 million for the three and nine months ended September 30, 2023, respectively. All gas purchases are made at market or contract prices.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $94.1 million and $254.2 million for the three and nine months ended September 30, 2024 and $77.2 million and $237.7 million for the three and nine months ended September 30, 2023, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.

Notes (Continued)	Table of Contents

We provide services to certain of our affiliates. We recorded reductions in operating expenses for services provided to and reimbursed by our affiliates of $5.6 million for the nine months ended September 30, 2024 and $3.5 million and $10.5 million for the three and nine months ended September 30, 2023, respectively. Beginning in the third quarter of 2024, the amounts are included in the amounts charged to us by Williams above.

During October 2024, we declared and paid a cash distribution of $315 million to our parent.

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

Filing of Rate Case
On August 30, 2024, we filed a general rate case with the FERC for an overall increase in rates. In September 2024, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2024, as requested by us, and will not be subject to refund. The impact of the rates reflecting a rate decrease is expected to reduce revenues by approximately $0.8 million per month beginning October 1, 2024.

Results of Operations

This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2024 and 2023. Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

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

Net Income for the first nine months of 2024 of $996.1 million increased by $58.6 million (6 percent) when compared to the $937.5 million recognized during the first nine months of 2023 due to the following significant variances:

Operating Revenues increased $38.5 million (2 percent) due primarily to:

•$77.4 million increase in Natural gas transportation primarily due to additional capacity from placing the remainder of the Regional Energy Access Expansion into service during the fourth quarter of 2023 and in August 2024, the in-service of the Carolina Market Link Expansion during the first quarter of 2024, and an additional billing day, partially offset by lower electric power costs in 2024. Electric power costs are recovered from our customers through transportation rates and are offset in Operation and maintenance costs resulting in no net impact on our results of operations;
•$8.7 million increase in Natural gas storage primarily due to an increase in rates and an additional billing day;
•$40.3 million decrease in Natural gas sales due to lower cash-out volumes and lower pricing, which directly offsets in Cost of natural gas sales resulting in no net impact on our results of operations; and
•$7.3 million decrease in Other revenues primarily due to park and loan services.

Management’s Discussion and Analysis (Continued)	Table of Contents
Operating Costs and Expenses decreased $23.3 million (2 percent). This decrease was primarily attributable to:

•$40.3 million decrease in Cost of natural gas sales, which directly offsets Natural gas sales in Operating revenues resulting in no net impact on our results of operations;
•$7.7 million decrease in Operation and maintenance costs primarily due to lower electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation resulting in no net impact on our results of operations; additionally there were increases in Operation and maintenance costs from employee-related costs, including the impact of a change in a payroll policy, offset by a decrease in contractor services costs;
~~•~~$2.7 million increase in General and administrative expenses primarily due to an increase in salaries and benefits, including the impact of a change in a payroll policy;
•$21.3 million increase in Depreciation and amortization primarily as a result of an increase in ARO-related depreciation (offset in Other (income) expense, net resulting in no net impact on our results of operations) and additional assets placed in service.
•$5.1 million increase in Taxes — other than income taxes primarily due to an increase in property tax resulting from increased investment; and
•$4.5 million favorable change in Other (income) expense, net primarily driven by favorable changes associated with the deferral of ARO-related depreciation of $10.1 million (offset in Depreciation and amortization resulting in no net impact on our results of operations), partially offset by an unfavorable change in the amortization of regulatory Pension liabilities of $6.1 million.

Other (Income) and Other Expenses had an unfavorable change of $3.3 million primarily due to a decrease of $18.9 million in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2024, partially offset by an increase of $17.5 million in the allowance for funds used during construction as a result of increased capital expenditures.

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

On July 30, 2024, the D.C. Circuit Court of Appeals granted petitions for review of the FERC orders approving the project, vacating such orders and remanding the matter to the FERC for appropriate action. The court’s decision will not be effective until the court has issued its mandate, which is not expected to occur until November 2024 at the earliest. To enable us to continue operating the project facilities and capacity until the FERC issues an order on remand from the court’s decision, on September 6, 2024, we filed an application with the FERC for a temporary certificate.

Management’s Discussion and Analysis (Continued)	Table of Contents
Southside Reliability Enhancement

In July 2023, we received approval from the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We placed a portion of the project into service in November 2024. We plan to place the remainder of the project into service by year-end of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.

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

Southeast Supply Enhancement

In October 2024, we filed our certificate application with the FERC for the project which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.

Management’s Discussion and Analysis (Continued)	Table of Contents
Gillis West

We plan to file in the first quarter of 2025 our prior notice application with the FERC for the project, which involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

Date:	November 6, 2024	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)